Form 10-Q
period 1998-03-31
FIRST VIRTUAL CORP
filed 1998-06-10
CIK 920317

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        Commission file number 000-23305


                            FIRST VIRTUAL CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    77-0357037
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or  organization)                  Identification Number)



                               3393 OCTAVIUS DRIVE
                                    SUITE 102
                              SANTA CLARA, CA 95054
                    (Address of principal executive offices)


                                 (408) 567-7200
              (Registrant's telephone number, including area code)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]


   Common Stock, $0.001 par value                       15,935,051
   ------------------------------              --------------------------------
              (Class)                          Outstanding  as of May  31, 1998

================================================================================

                            FIRST VIRTUAL CORPORATION

                                    FORM 10-Q

                                      INDEX



PART I.     FINANCIAL INFORMATION                                                           PAGE
                                                                                            ----

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            at March 31, 1998 and December 31, 1997....................................      3

            Condensed Consolidated Statements of Operations
            for the three months ended March 31, 1998 and 1997.........................      4

            Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 1998 and 1997.........................      5

            Notes to Condensed Consolidated Financial Statements.......................      6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................      8


PART II.    OTHER INFORMATION

Item 2.     Changes in Securities......................................................     14

Item 6.     Exhibits and Reports on Form 8-K...........................................     15

SIGNATURES  ...........................................................................     16

Exhibit Index..........................................................................     17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            FIRST VIRTUAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            MARCH 31,       DECEMBER 31,
                                                                               1998             1997
                                                                             --------         --------
                                                                           (UNAUDITED)
                                            ASSETS
Current assets:
  Cash and cash equivalents                                                  $     82         $  2,500
  Accounts receivable, net                                                      5,770            2,469
  Inventory                                                                     2,687            4,178
  Prepaid expenses and other current assets                                       945              627
                                                                             --------         --------
     Total current assets                                                       9,484            9,774

Property and equipment, net                                                     1,355            1,043
Other assets                                                                      786              287
                                                                             --------         --------
                                                                             $ 11,625         $ 11,104
                                                                             ========         ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings under short-term credit facilities                              $  3,406         $  1,306
  Current portion of long-term debt                                               809              848
  Accounts payable                                                              2,150            4,141
  Accrued liabilities                                                           1,551            1,326
  Deferred revenue                                                                216              262
                                                                             --------         --------
     Total current liabilities                                                  8,132            7,883
                                                                             --------         --------

Long-term debt, net of current portion                                          1,089            1,312
                                                                             --------         --------

Stockholders' equity:
   Convertible Preferred Stock, $.001 par value; 10,000,000 shares
     authorized; 8,040,153 shares issued and outstanding at each date               8                8
   Common Stock, $.001 par value; 30,000,000 shares authorized;
      4,796,215 and 4,824,684 shares issued and outstanding                         5                5
   Additional paid-in capital                                                  18,261           17,267
   Notes receivable from stockholders                                            (844)            (837)
   Accumulated deficit                                                        (15,026)         (14,534)
                                                                             --------         --------
     Total stockholders' equity                                                 2,404            1,909
                                                                             --------         --------
                                                                             $ 11,625         $ 11,104
                                                                             ========         ========

     See accompanying notes to condensed consolidated financial statements.

                            FIRST VIRTUAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          MARCH 31
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
Revenues                                          $  9,042         $  2,730
Cost of revenues                                     4,832            1,577
                                                  --------         --------
    Gross profit                                     4,210            1,153
                                                  --------         --------
Operating expenses:
    Research and development                         1,888              953
    Selling, general and administrative              2,613            1,350
                                                  --------         --------
        Total operating expenses                     4,501            2,303
                                                  --------         --------
Loss from operations                                  (291)          (1,150)
Other income (expense), net                           (201)             (16)
Net loss                                          $   (492)        $ (1,166)
                                                  ========         ========
Basic net loss per share                          $  (0.13)        $  (0.44)
                                                  ========         ========
Diluted net loss per share                        $  (0.13)        $  (0.44)
                                                  ========         ========
Shares used in basic net loss per
  share calculations                                 3,718            2,648
                                                  ========         ========
Shares used in diluted net loss per
  share calculations                                 3,718            2,648
                                                  ========         ========
Pro forma basic and diluted net loss
  per share                                       $  (0.04)
                                                  ========
Shares used in pro forma basic and diluted
  per share calculation                             11,758
                                                  ========



     See accompanying notes to condensed consolidated financial statements.

                            FIRST VIRTUAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        -----------------------
                                                                          1998            1997
                                                                        -------         -------
Cash flows from operating activities:
  Net loss                                                              $  (492)        $(1,166)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                         251             115
      Non-cash stock compensation                                           416             139
      Other                                                                   4              --
      Changes in assets and liabilities:
         Accounts receivable                                             (3,301)            991
         Inventory                                                        1,491             332
         Prepaid expenses and other assets                                 (318)             (2)
         Accounts payable                                                (1,991)           (276)
         Accrued liabilities                                                225             (13)
         Deferred revenue                                                   (46)            (17)
                                                                        -------         -------
             Net cash provided by (used in) operating activities         (3,761)            103
                                                                        -------         -------

Cash flows used in investing activities
  for acquisition of property and equipment                                (491)            (56)
                                                                        -------         -------

Cash flows from financing activities:
  Borrowings under short-term credit facilities                           2,100              --
  Repayment of long-term debt                                              (223)             --
  Proceeds from issuance of stock, net                                        8             128
  Repayment of capital lease obligations                                    (51)            (49)
                                                                        -------         -------
             Net cash provided by financing activities                    1,834              79
                                                                        -------         -------

Net increase (decrease) in cash and cash equivalents                     (2,418)            126
Cash and cash equivalents at beginning of period                          2,500             676
                                                                        -------         -------
Cash and cash equivalents at end of period                              $    82         $   802
                                                                        =======         =======



Supplemental cash flow information:
  Cash paid for interest                                                $   126         $    35
  Warrants issued in conjunction with debt financing                        563              --



     See accompanying notes to condensed consolidated financial statements.

                            FIRST VIRTUAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of Presentation

        The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Registration Statement on Form S-1, File No. 333-38755, declared effective on April 29, 1998. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.      Inventory

        Inventories as of March 31, 1998 and December 31, 1997 were (in thousands):

--------------------------------------------------------------------------------
                                                    March 31,     December 31,
                                                       1998           1997
--------------------------------------------------------------------------------
Raw materials                                         $1,158       $1,418
Finished goods                                         1,529        2,760
--------------------------------------------------------------------------------
Total inventory                                       $2,687       $4,178
================================================================================

3.      Net Loss Per Share and Pro Forma Net Loss Per Share

        Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares such as shares of unvested restricted Common Stock, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. As a result of the losses incurred by the Company for the three months ended March 31, 1998 and 1997, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations.

        The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive (in thousands):

                                               March 31, 1998    March 31, 1997
                                               --------------    --------------
Unvested restricted Common Stock                      961             1,900
Preferred Stock                                     8,040             7,706
Preferred Stock warrants                               61               -
Common Stock warrants                                 125               -
Common Stock options                                2,388             1,199

                            FIRST VIRTUAL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        Unvested restricted Common Stock represents stock that has been issued but which is subject to repurchase to the extent the holder does not remain associated with the Company until such shares are vested. Each share of Preferred Stock is convertible into one share of Common Stock. The Preferred Stock warrants are exercisable at $8.00 per share and expire at various times from 3 to 4.3 years following the closing of the Company's initial public offering, which occurred in May 1998. The Common Stock warrant is exercisable at $13.00 per share and expires on March 1, 2003. The stock options outstanding at March 31, 1998 and 1997 had a weighted average exercise price per share of $5.59 and $2.92, respectively, and expire beginning in July 2001 through December 2007.

        Pro forma net loss per share for the three months ended March 31, 1998 has been computed assuming the conversion of 8,040,153 shares of Preferred Stock outstanding as of March 31, 1998 into shares of Common Stock, which occurred upon completion of the Company's initial public offering in May 1998.

4.       Credit Facility

        In February 1998, the Company agreed in principle to enter into a transaction with Hambrecht & Quist Guaranty Finance, LLC ("Guaranty Finance"), whereby Guaranty Finance would loan the Company up to $5 million. Under the related agreements which were executed on March 12, 1998 and subsequently amended on April 24, 1998, (i) Guaranty Finance agreed to lend the Company up to $5 million at an interest rate of 12% per annum, $1.1 million of which was loaned to the Company in March 1998 and $1.5 million of which was loaned to the Company in April 1998 (the "Loan") and (ii) Guaranty Finance purchased from the Company for $1,250 a warrant to purchase 125,000 shares of the Company's Common Stock at a per share purchase price equal to the initial public offering price of $13.00. The warrant is exercisable through March 1, 2003. The fair value of this warrant was estimated to be $563,000 and will be expensed as an additional cost of financing in 1998. The Company also paid a $100,000 fee to Guaranty Finance in consideration for entering into the Loan.

5.      Initial Public Offering

        In May 1998, the Company completed its initial public offering whereby the Company sold 3,132,000 shares of Common Stock. Net proceeds to the Company aggregated $36.5 million. The Company used $6.7 million of the net proceeds from its initial public offering to repay outstanding indebtedness, including $2.3 million for borrowings under the working capital line of credit and $2.6 million for the outstanding balance of the Loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the Company's limited operating history and variability of operating results, market acceptance of video technology, dependence on ATM backbone technology and the Next Generation Internet, potential inability to maintain business relationships with distributors and suppliers, rapid technological changes, competition in the video networking industry, the importance of attracting and retaining personnel, management of the Company's growth, consolidation and cost pressures in the video networking industry, dependence on key employees and other risk factors referenced in the Company's Registration Statement on Form S-1, File No. 333-38755, declared effective on April 29, 1998.

OVERVIEW

        The Company provides a high quality, cost effective video networking solution for the Next Generation Internet that integrates video with voice and data, while leveraging existing network infrastructures. The Company was incorporated in California in October 1993 and reincorporated in Delaware in December 1997. The Company first shipped its video networking products in 1995.

        The Company sells its products worldwide through original equipment manufacturer ("OEM") partners, distributors and resellers. The Company established strategic relationships with Bay Networks, Inc. ("Bay Networks") in November 1995 and Northern Telecom, Inc. ("Nortel") in May 1997. In November 1995, the Company granted Bay Networks the worldwide non-exclusive right to market and sell certain of the Company's products. In September 1996, the Company granted Bay Networks the worldwide non-exclusive right to market and sell all of the Company's current and future products, under both the Company's and Bay Networks' names. In May 1997, the Company granted similar rights to Nortel to market the Company's products under the Company's name and in May 1998 granted rights to Ascend Communications, Inc. to market and sell certain of the Company's products under the Company's name on a world-wide non-exclusive basis. Sales through Bay Networks represented 46%, 64% and 29% of the Company's revenues in the three months ended March 31, 1998 and the years ended December 31, 1997 and 1996, respectively. Sales by Nortel have not been significant to date. The Company also plans to enter into additional distribution agreements.

        The Company recognizes revenues upon shipment of products to customers, provided that no significant obligations remain and collectability is probable. The OEM partners generally have no rights of return and have historically carried limited amounts of inventories of the Company's products. Agreements with certain distribution partners contain price protection provisions and certain return rights. Accordingly, the Company records a provision for estimated future returns and price protection upon revenue recognition. To date, returns and charges for price protection have not been material.

        Direct sales from shipments to customers outside of North America accounted for approximately 27%, 20% and 36% of the Company's revenues in the three months ended March 31, 1998, and the years ended December 31, 1997 and 1996, respectively. The Company expects that direct sales from shipments to customers outside of North America will continue to represent a significant portion of its future revenues. In addition, the Company believes that a small portion of its sales through Bay Networks and other distribution partners is sold to international end-users. Revenues from the Company's international operations are subject to various risks. To date, the Company has not engaged in any foreign currency hedging activity.

        The Company has in the past experienced, and may from time to time in the future experience, fluctuations in revenues, gross margins and operating results. The Company adopted a strategy in the fourth quarter of 1996 to focus on a limited number of substantial end-user projects, rather than on the implementation of a large number of evaluation and demonstration projects. The initial impact of this change of strategy was a decrease in revenues from $3.9 million in the fourth quarter of 1996 to $2.7 million in the first quarter of 1997. The Company's focus on a limited number of large end-user projects has resulted in, and may in the future result in, significant fluctuations in quarterly revenues. There can be no assurance that revenues will increase on a quarterly basis or at all. The Company's gross margins have also historically fluctuated from period to period and are expected to continue to fluctuate in the future. Gross margins are significantly influenced by a variety of factors, including product mix, percentage of revenues derived from OEMs versus distributors or resellers, pricing within the video networking industry and the prices of significant components used in the Company's products. The Company generally recognizes higher margins from video products and value added switch modules and lower margins from base model V-Switches and adapter cards.

        Various factors, in addition to those discussed above, contribute to the fluctuations in revenues, gross margins and operating results, including but not limited to the development of the market for video networking and for the Company's products, the Company's success in developing, introducing and shipping new products and product enhancements, the Company's success in accurately forecasting demand for new orders, new product introductions and price reductions by the Company's competitors. Further, a significant portion of the Company's expenses are fixed in advance. The Company expects that operating expenses will increase in the future to fund expanded operations. To the extent that these increased expenses are not accompanied by an increase in revenues, the Company's business, financial condition and results of operations would be materially adversely affected. If revenues or gross margins are below Company expectations in any given period, the Company's inability to adjust operating expenses in response would adversely affect operating results.

        The Company outsources certain functions to independent service providers. The Company's products are manufactured primarily by Tanon Manufacturing, Inc. and accounting and data processing functions are performed by KPMG Peat Marwick LLP.

RESULTS OF OPERATIONS

        The following table sets forth certain items from the Company's consolidated condensed statements of operations as a percentage of total revenues for the periods indicated.


                                                      THREE MONTHS
                                                     ENDED MARCH 31,
                                                ------------------------
                                                  1998            1997
                                                --------        --------
Revenues ...............................           100.0%          100.0%
Cost of revenues .......................            53.4            57.8
                                                --------        --------
     Gross profit ......................            46.6            42.2
                                                --------        --------
Operating expenses:
     Research and development ..........            20.9            34.9
     Selling, general and administrative            28.9            49.5
                                                --------        --------
Total operating expenses (1) ...........            49.8            84.4
                                                --------        --------
Loss from operations ...................            (3.2)          (42.2)
Other income (expense), net ............            (2.2)           (0.6)
                                                --------        --------
 Net loss ..............................            (5.4)%         (42.8)%
                                                ========        ========

(1) Operating expenses include non-cash employee stock compensation charges of $416,000 (4.6% of total revenues) and $139,000 (5.1% of total revenues) for the three months ended March 31, 1998 and 1997, respectively.

        Revenues. Revenues increased 231%, to $9.0 million in the three months ended March 31, 1998, from $2.7 million in the three months ended March 31, 1997. The increase in revenues resulted from wider acceptance of the Company's products as a result of marketing efforts of the Company and its strategic partners. Sales through Bay Networks increased 211%, to $4.2 million in the three months ended March 31, 1998, from $1.3 million in the three months ended March 31, 1997.

        Gross Profit. Gross profit consists of revenues less the cost of revenues, which consists primarily of costs associated with the manufacture of the Company's products by Tanon Manufacturing, Inc. and other manufacturers and related costs of freight, inventory obsolescence, royalty and warranty. These manufacturers procure the majority of materials, except for certain key components which the Company purchases from third-party vendors.

        Gross profit increased to $4.2 million in the three months ended March 31, 1998, from $1.2 million in the three months ended March 31, 1997, primarily due to the increase in revenues in the first quarter of 1998. Gross margin (gross profit as a percentage of revenues) increased to 46.6% in the three months ended March 31, 1998, from 42.2% in the three months ended March 31, 1997, due to a shift in mix to higher margin products, as well as decreases in product costs for certain of the Company's products.

        Research and Development. Research and development expenses consist primarily of personnel costs, costs of contracts and outside consultants, supplies and material expenses, equipment depreciation and overhead costs. Research and development expenses increased 98%, to $1.9 million in the three months ended March 31, 1998, from $1.0 million in the three months ended March 31, 1997. As a percentage of total revenues, research and development expenses decreased to 20.9% in the three months ended March 31, 1998, from 34.9% in the three months ended March 31, 1997. The increase in absolute dollars was the result of hiring additional engineers and consultants for product development and non-cash compensation charges relating to the Company's employee stock plans, which increased to $174,000 in the three months ended March 31, 1998 from $65,000 in the three months ended March 31, 1997. The decrease as a percentage of revenues was due to a relatively greater increase in revenues in the three months ended March 31, 1998. The Company believes that research and development expenses will continue to increase in absolute dollars for the foreseeable future. However, such expenses will fluctuate depending on various factors, including the status of development projects.

        Selling, General and Administrative. Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such expenses also include costs of outside contractors, advertising, trade shows and other marketing and promotional expenses. Selling, general and administrative expenses increased 94%, to $2.6 million in the three months ended March 31, 1998, from $1.4 million in the three months ended March 31, 1997. As a percentage of total revenues, selling, general and administrative expenses decreased from 49.5% in the three months ended March 31, 1997 to 28.9% in the three months ended March 31, 1998. The increase in absolute dollars was the result of the expansion of the Company's sales and marketing infrastructure, in addition to higher marketing and selling costs, and to non-cash compensation charges relating to the Company's employee stock plans, which increased from $74,000 in the three months ended March 31, 1997 to $242,000 in the three months ended March 31, 1998. The decrease as a percentage of revenues was due to the increase in revenues in the first quarter of 1998. The Company anticipates that selling, general and administrative expenses will continue to increase in absolute dollars in the foreseeable future as the Company expands its selling and marketing efforts and incurs the administrative costs associated with being a publicly-held company.

        Other Income (Expense), Net. Other income (expense), net consists primarily of interest expense relating to the Company's credit facilities and long-term debt, offset in part by interest income earned on cash balances. Other income (expense), net increased to a net expense of $201,000 in the three months ended March 31, 1998, from a net expense of $16,000 in the three months ended March 31, 1997, due to an increase in the Company's outstanding borrowings.

        Income Taxes. The Company has incurred losses since inception. No benefit was recorded for income taxes in either the three months ended March 31, 1998 or 1997, as the Company believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize the benefit of these net operating losses, and thus a full valuation reserve has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception through March 31, 1998, the Company has financed its operations primarily through private placements of equity securities, raising an aggregate of approximately $14.8 million, net of issuance costs, and to a lesser extent through certain credit facilities and long-term debt. As of March 31, 1998, the Company had cash and cash equivalents of $82,000 and working capital of $1.4 million.

        During the three months ended March 31, 1998, the Company used $3.8 million in its operating activities, primarily to fund an increase in accounts receivable of $3.3 million. The increase in accounts receivable was due to increased sales for that period. During the three months ended March 31, 1997, the Company had a net loss of $1.2 million which was offset by decreases in accounts receivable of $1.0 million and inventory of $332,000, resulting in $103,000 in cash generated from operating activities.

        Cash used for investing activities for acquisition of property and equipment was $472,000 for the three months ended March 31, 1998, compared to $56,000 for the three months ended March 31, 1997. The capital expenditures consisted of purchases of computers and related equipment, furniture and fixtures necessary to support the Company's growth. To date the Company has not made significant outlays for capital expenditures because of its strategy to outsource manufacturing and certain other functions.

        The Company has a working capital line of credit with a bank which provides for borrowings of up to $3.0 million. Borrowings under the line of credit bear interest at the bank's prime rate (8.5% at March 31, 1998) plus 0.75%, are secured by certain assets of the Company and are limited to certain percentages of the Company's accounts receivable and inventory balances. As of March 31, 1998, borrowings under this line aggregated $2.3 million. The line expires in June 1998 and requires the Company to comply with certain financial ratios and covenants and limits the Company's ability to pay dividends.

        In February 1998, the Company agreed in principle to enter into a transaction with Hambrecht & Quist Guaranty Finance, LLC ("Guaranty Finance"), whereby Guaranty Finance would loan the Company up to $5 million. Under the related agreements which were executed on March 12, 1998 and subsequently amended on April 24, 1998, (i) Guaranty Finance agreed to lend the Company up to $5 million at an interest rate of 12% per annum, $1.1 million of which was loaned to the Company in March 1998 and $1.5 million of which was loaned to the Company in April 1998 (the "Loan") and (ii) Guaranty Finance purchased from the Company for $1,250 a warrant to purchase 125,000 shares of the Company's Common Stock at a per share purchase price equal to the initial public offering price of $13. The warrant is exercisable through March 1, 2003. The fair value of this warrant was estimated to be $563,000 and is being expensed as an additional cost of financing in 1998. The Company also paid a $100,000 fee to Guaranty Finance in consideration for entering into the Loan.

        In May 1998, the Company completed its initial public offering whereby the Company sold 3,132,000 shares of Common Stock. Net proceeds to the Company aggregated $36.5 million. The Company used $6.7 million of the net proceeds from its initial public offering to repay outstanding indebtedness, including $2.3 million for borrowings under the working capital line of credit and $2.6 million for the outstanding balance of the Loan.

        The Company believes that the net proceeds from its initial public offering, together with existing sources of liquidity, will provide adequate cash to fund its operations for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities or increase its lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders.

YEAR 2000 COMPLIANCE

        The Company uses a significant number of computer software programs and operating systems in its internal operations, as well as its products. The use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 and lead to significant business delays and disruptions. While the Company believes that the software applications that it uses or has developed are year 2000 compliant, to the extent that any of these software applications contain source code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification or possible replacement of such source code or applications will be necessary. The Company has analyzed the software applications that it uses or has developed and, as a result, the Company at this time does not anticipate any significant expense in ensuring that they are year 2000 compliant. However, until the year 2000 arrives, the

Company cannot be absolutely certain that its analysis is correct. Additionally, there can be no assurance that the Company's suppliers, vendors or other enterprises with which the Company interacts are or will be year 2000 compliant. Failure of third-party enterprises with which the Company interacts to achieve year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

PART II.  OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) In February 1998, the Company agreed in principle to enter into a transaction with Hambrecht & Quist Guaranty Finance, LLC ("Guaranty Finance"), whereby Guaranty Finance would loan the Company up to $5 million. Under the related agreements which were executed on March 12, 1998 and subsequently amended on April 24, 1998, (i) Guaranty Finance agreed to lend the Company up to $5 million at an interest rate of 12% per annum, $1.1 million of which was loaned to the Company in March 1998 and $1.5 million of which was loaned to the Company in April 1998 (the "Loan") and (ii) Guaranty Finance purchased from the Company for $1,250 a warrant to purchase 125,000 shares of the Company's Common Stock at a per share purchase price equal to the initial public offering price of $13 (the "Securities"). The warrant is exercisable through March 1, 2003. The fair value of this warrant was estimated to be $563,000 and is being expensed as an additional cost of financing in 1998. The Company also paid a $100,000 fee to Guaranty Finance in consideration for entering into the Loan.

        The issuance and sale of the Securities was intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof due to, among other things, (i) the limited number of persons to whom the Securities were issued, (ii) the distribution of disclosure documents to the investor,
(iii) the fact that such entity represented and warranted to the Company, among other things, that such entity was acquiring the Securities for investment only and not with a view to the resale or distribution thereof, and (iv) the fact that a certificate representing the Securities was issued with a legend to the effect that such Securities had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom.

(d) The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-38755), was April 29, 1998 (the "Registration Statement"). The class of securities registered was Common Stock and all securities registered were sold in the offering. The managing underwriters for the offering were BancAmerica Robertson Stephens; Bear, Stearns & Co. Inc.; and Hambrecht & Quist LLC. Pursuant to the Registration Statement, the Company sold 3,132,000 shares of its Common Stock for an aggregate offering price of $40,716,000. Also pursuant to the Registration Statement, certain selling stockholders of the Company sold 180,000 shares of Common Stock of the Company for an aggregate offering price of $2,340,000.

        In connection with the public offering, the Company incurred expenses of approximately $4.3 million, of which approximately $2.9 million represented underwriting discounts and commissions and approximately $1.4 million represented other expenses related to the offering. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company and the selling stockholders after total expenses was $36.5 million and $2.2 million, respectively.

        The Company used $6.7 million of the net proceeds from the offering to repay outstanding indebtedness, including $2.3 million for borrowings under the working capital line of credit and $2.6 million for the outstanding balance of the Loan. The Company has invested the remainder of the net proceeds in short-term, investment-grade, interest bearing financial instruments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the Registration Statement.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)      EXHIBITS

             EXHIBIT
             NUMBER                     DESCRIPTION OF DOCUMENTS
             ------                     ------------------------

             3.1(1)       Amended and Restated Certificate of Incorporation

             3.2(1)       Bylaws of the Registrant

             4.1(1)       Specimen Common Stock Certificate

            10.1(1) Amended and Restated Investors' Rights Agreement, dated as of April 1, 1998, among the Registrant and the Investors named therein

            10.2(1)       Letter Agreement between IBM Corporation and First
                          Visual Corporation, dated February 9, 1998

            10.3(1)       Loan and Security Agreement between the Registrant and
                          Hambrecht & Quist Guaranty Finance, LLC, dated March
                          12, 1998

            10.4(1)       Intellectual Property Security Agreement between the
                          Registrant and Hambrecht & Quist Guaranty Finance,
                          LLC, dated March 12, 1998

            10.5(1)       Common Stock Warrant Purchase Agreement between the
                          Registrant and Hambrecht & Quist Guaranty Finance,
                          LLC, dated March 12, 1998

            10.6(1)       Warrant issued to Hambrecht & Quist Guaranty Finance,
                          LLC, dated March 12, 1998

            10.7(1)       $5,000,000 Promissory Note, dated March 13, 1998,
                          issued by the Registrant to Hambrecht & Quist Guaranty
                          Finance, LLC

            11.1(2)       Statement of Computation of Per Share Earnings

            27.1          Financial Data Schedule

        (1) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-38755, declared effective on April 29, 1998, incorporated herein by reference

        (2)    See Note 3 to Condensed Consolidated Financial Statements.

        (b)    REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 9, 1998        FIRST VIRTUAL CORPORATION



                            By: /s/ James O. Mitchell
                                ----------------------------------------
                                James O. Mitchell
                                Chief Financial Officer
                                (Duly Authorized Officer and Principal
                                Financial and Accounting Officer)

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                     DESCRIPTION OF DOCUMENTS
  ------                     ------------------------

  3.1(1)       Amended and Restated Certificate of Incorporation

  3.2(1)       Bylaws of the Registrant

  4.1(1)       Specimen Common Stock Certificate

 10.1(1)       Amended and Restated Investors' Rights Agreement, dated as of
               April 1, 1998, among the Registrant and the Investors named therein

 10.2(1)       Letter Agreement between IBM Corporation and First Visual
               Corporation, dated February 9, 1998

 10.3(1)       Loan and Security Agreement between the Registrant and Hambrecht
               & Quist Guaranty Finance, LLC, dated March 12, 1998

 10.4(1) Intellectual Property Security Agreement between the Registrant and Hambrecht & Quist Guaranty Finance, LLC, dated March 12, 1998

 10.5(1) Common Stock Warrant Purchase Agreement between the Registrant and Hambrecht & Quist Guaranty Finance, LLC, dated March 12, 1998

 10.6(1)       Warrant issued to Hambrecht & Quist Guaranty Finance, LLC, dated
               March 12, 1998

 10.7(1)       $5,000,000 Promissory Note, dated March 13, 1998, issued by the
               Registrant to Hambrecht & Quist Guaranty Finance, LLC

 11.1(2)       Statement of Computation of Per Share Earnings

 27.1          Financial Data Schedule

 (1) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-38755, declared effective on April 29, 1998, incorporated herein by reference

 (2) See Note 3 to Condensed Consolidated Financial Statements.