Form 10-Q
period 1998-06-30
FVC COM INC
filed 1998-08-11
CIK 920317

  -----------------------------------------------------------------------
  -----------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q


/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                       Commission file number 000-23305

                                   FVC.COM, INC.
                     (formerly First Virtual Corporation)
            (Exact name of registrant as specified in its charter)


                DELAWARE                          77-0357037
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)          Identification Number)


                              3393 OCTAVIUS DRIVE
                                   SUITE 102
                            SANTA CLARA, CA  95054
                   (Address of principal executive offices)
                            ----------------------

                                (408) 567-7200
             (Registrant's telephone number, including area code)

                            ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

  Common Stock, $0.001 Par Value                      15,940,792
  ------------------------------          -------------------------------
            (Class)                       Outstanding as of June 30, 1998
  -----------------------------------------------------------------------
  -----------------------------------------------------------------------

                                  FVC.COM, INC.

                                   FORM 10-Q

                                     INDEX


PART I. FINANCIAL INFORMATION                                              PAGE


Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets
        at June 30, 1998 and December 31, 1997 ........................     3

        Condensed Consolidated Statements of Operations
        for the three and six months ended June 30, 1998 and 1997 .....     4

        Condensed Consolidated Statements of Cash Flows
        for the six months ended June 30, 1998 and 1997 ...............     5

        Notes to Condensed Consolidated Financial Statements ..........     6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .....................................     9


PART II.OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds .....................    15

Item 5. Other Information .............................................    16

Item 6. Exhibits and Reports on Form 8-K ..............................    16

SIGNATURES ............................................................    17

Exhibit Index .........................................................    18

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                  FVC.COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)


                                                                                   JUNE 30,         DECEMBER 31,
                                                                                    1998                1997
                                                                                  ----------       ------------

                                                    ASSETS

  Current assets:
    Cash and cash equivalents                                                      $  32,034         $  2,500
    Accounts receivable, net                                                           5,704            2,469
    Inventory                                                                          3,336            4,178
    Prepaid expenses and other current assets                                            547              627
                                                                                   ----------        ---------
       Total current assets                                                           41,621            9,774
  Property and equipment, net                                                          1,593            1,043
  Other assets                                                                         1,709              287
                                                                                   ----------        ---------
                                                                                   $  44,923        $  11,104
                                                                                   ----------        ---------
                                                                                   ----------        ---------

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Borrowings under short-term credit facilities                                      $  -         $  1,306
    Current portion of long-term debt                                                    63              848
    Accounts payable                                                                  3,321            4,141
    Accrued liabilities                                                               1,560            1,326
    Deferred revenue                                                                    105              262
                                                                                   ----------        ---------
       Total current liabilities                                                      5,049            7,883
                                                                                   ----------        ---------
  Long-term debt, net of current portion                                                105            1,312
                                                                                   ----------        ---------
  Stockholders' equity:
       Convertible Preferred Stock, $.001 par value; 5,000,000 and
       10,000,000 shares authorized, respectively; 0 and
    8,040,153 shares issued and outstanding, respectively                                  -               8
   Common Stock, $.001 par value; 35,000,000 and 30,000,000
    shares authorized, respectively; 15,940,792 and
    4,824,684 shares issued and outstanding, respectively                                16                5
   Additional paid-in capital                                                        55,423           17,267
   Notes receivable from stockholders                                                  (765)            (837)
   Accumulated deficit                                                              (14,905)         (14,534)
                                                                                   ----------        ---------
       Total stockholders' equity                                                    39,769            1,909
                                                                                   ----------        ---------
                                                                                  $  44,923        $  11,104
                                                                                   ----------        ---------
                                                                                   ----------        ---------


       See accompanying notes to condensed consolidated financial statements.

                                  FVC.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)


                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                      --------------------------      -----------------------
                                                          1998           1997           1998           1997
                                                      -----------     ----------      ---------     ---------

Revenues                                              $  10,991       $  3,413      $  20,033       $  6,143
Cost of revenues                                          5,973          1,898         10,805          3,475
                                                      -----------     ----------      ---------     ---------
    Gross profit                                          5,018          1,515          9,228          2,668
                                                      -----------     ----------      ---------     ---------
Operating expenses:
    Research and development                              1,987          1,252          3,871          2,205
    Selling, general and administrative                   2,730          1,598          5,347          2,948
                                                      -----------     ----------      ---------     ---------
             Total operating expenses                     4,717          2,850          9,218          5,153
                                                      -----------     ----------      ---------     ---------
Operating income (loss)                                     301        (1,335)             10         (2,485)
Other income (expense), net                                (180)          (35)           (381)           (51)
                                                      -----------     ----------      ---------     ---------
Net Income (loss)                                     $     121     $  (1,370)      $    (371)     $  (2,536)
                                                      -----------     ----------      ---------     ---------
                                                      -----------     ----------      ---------     ---------
Earnings (loss) per share:
    Basic                                             $    0.01     $   (0.47)      $   (0.05)     $   (0.91)
                                                      -----------     ----------      ---------     ---------
                                                      -----------     ----------      ---------     ---------
    Diluted                                           $    0.01     $   (0.47)      $   (0.05)     $   (0.91)
                                                      -----------     ----------      ---------     ---------
                                                      -----------     ----------      ---------     ---------
Shares used to compute earnings
    (loss) per share:

    Basic                                                10,597         2,912           7,504          2,780
                                                      -----------     ----------      ---------     ---------
                                                      -----------     ----------      ---------     ---------
    Diluted                                              15,478         2,912           7,504          2,780
                                                      -----------     ----------      ---------     ---------
                                                      -----------     ----------      ---------     ---------



    See accompanying notes to condensed consolidated financial statements.

                                  FVC.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)




                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                             ----------------------------
                                                                                  1998           1997
                                                                             ----------------------------
 Cash flows from operating activities:
      Net loss                                                                 $  (371)       $  (2,536)
         Adjustments to reconcile net loss to net cash
            provided by (used in) operating activities:
      Depreciation and amortization                                                749              247
      Non-cash stock compensation                                                  678              251
      Other                                                                        228                -
               Changes in assets and liabilities:
         Accounts receivable                                                    (3,419)             172
         Inventory                                                                 842              407
         Prepaid expenses and other current assets                                  80                -
         Other assets                                                             (458)               4
         Accounts payable                                                         (820)            (584)
         Accrued liabilities                                                       234              317
         Deferred revenue                                                         (157)              10
                                                                                -------          --------
               Net cash used in operating activities                            (2,414)          (1,712)
                                                                                -------          --------
 Cash flows used in investing activities
      for acquisition of property and equipment                                   (921)            (345)
                                                                                -------          --------
 Cash flows from financing activities:
      Borrowings under short-term credit facilities                              3,600              801
      Repayment of short-term credit facilities                                 (4,906)            (494)
      Proceeds from long-term debt                                                   -            1,250
      Repayment of long-term debt                                               (2,014)             (41)
      Proceeds from issuance of stock, net                                      36,299              128
      Repayment of capital lease obligations                                      (110)             (90)
                                                                                -------          --------
               Net cash provided by financing activities                        32,869            1,554
                                                                                -------          --------
 Net increase (decrease) in cash and cash equivalents                           29,534             (503)
 Cash and cash equivalents at beginning of period                                2,500              676
                                                                                -------          --------
 Cash and cash equivalents at end of period                                  $  32,034           $  173
                                                                                -------          --------
                                                                                -------          --------

 Supplemental cash flow information:
      Cash paid for interest                                                    $  192            $  84
      Issuance of warrants to third parties                                      1,213              159


    See accompanying notes to condensed consolidated financial statements.

                                  FVC.COM, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Change of Name

     On August 3, 1998, the Company changed its name from First Virtual Corporation to FVC.COM, Inc.

2.   Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Registration Statement on Form S-1, File No. 333-38755, declared effective on April 29, 19988.The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1998. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

3.   Inventory

     Inventories as of June 30, 1998 and December 31, 1997 were as follows (in thousands):

-------------------------------------------------------------------------------
                                               June 30,            December 31,
                                                 1998                  1997
-------------------------------------------------------------------------------
Raw materials                                 $  1,338             $  1,418
Finished goods                                   1,998                2,760
-------------------------------------------------------------------------------
Total inventory                               $  3,336             $  4,178
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

4.   Earnings (Loss) Per Share

     Earnings (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares such as shares of unvested restricted Common Stock, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding.

     As a result of the losses incurred by the Company for the three months ended June 30, 1997 and the six months ended June 30, 1998 and 1997, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods.

     The following table sets forth a reconciliation of the computation of basic and diluted earnings (loss) per share under the provisions of FAS 128 (in thousands, except per share data):


                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                            --------------------------     -------------------------
                                                            1998             1997           1998            1997
                                                            --------------------------     -------------------------

Net income (loss)                                          $    121     $  (1,370)         $  (371)       $  (2,536)
                                                           --------     ----------         --------       ----------
                                                           --------     ----------         --------       ----------
Weighted-average common shares outstanding
   (excluding unvested restricted common stock)              10,597         2,912            7,504            2,780

Effect of dilutive potential common shares:
   Unvested restricted common stock                             866             -                -               -
   Convertible preferred stock                                2,680             -                -               -
   Stock options                                              1,301             -                -               -
   Warrants                                                      34             -                -               -
                                                           --------     ----------         --------       ----------
Weighted-average common and dilutive
   potential common shares outstanding                       15,478         2,912            7,504           2,780
                                                           --------     ----------         --------       ----------
                                                           --------     ----------         --------       ----------
Earnings (loss) per share:
   Basic                                                   $   0.01     $   (0.47)      $    (0.05)      $   (0.91)
   Diluted                                                 $   0.01     $   (0.47)      $    (0.05)      $   (0.91)



     The potential common shares related to unvested restricted Common Stock represent stock that has been issued but which is subject to repurchase to the extent the holder does not remain associated with the Company until such shares are vested. The potential common shares related to Convertible Preferred Stock are attributable to 8,040,153 shares of Convertible Preferred Stock which, upon completion of the Company's initial public offering in May 1998, automatically converted into the same number of shares of Common Stock.
 Substantially all outstanding stock options and warrants were included in the computation of diluted earnings per share for the three months ended June 30, 1998.

5.   Credit Facilities

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

     In June 1998, the Company amended its working capital line of credit agreement with a bank. The amended agreement provides for borrowings of up to $10 million. Borrowings under the line of credit are limited to a specified percentage of eligible accounts receivable and inventory, and are secured by substantially all of the Company's accounts receivable and inventory. Interest on borrowings is set at the bank's prime rate (8.5% at June 30, 1998). Among other provisions, the Company is required to maintain certain financial covenants and is prohibited from paying dividends. The line of credit agreement expires in June 2000. As of June 30, 1998, the Company had no borrowings outstanding under this line.

6.   Initial Public Offering

     In May 1998, the Company completed its initial public offering whereby the Company sold 3,132,000 shares of Common Stock. Net proceeds to the Company aggregated $36.3 million. The Company used $6.9 million of the net proceeds from the offering to repay outstanding indebtedness, including $2.3 million for borrowings under the working capital line of credit and $2.6 million for the outstanding balance of the Loan.

7.   New Accounting Pronouncement

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under FAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company is required to adopt FAS 133 in the first quarter of 2000 and is currently evaluating the effect, if any, of adopting the new standard.

8.   Subsequent Event

     On July 30, 1998, the Company entered into an agreement to acquire ICAST Corporation ("ICAST") in exchange for 425,000 shares of the Company's Common Stock and the assumption of certain liabilities and outstanding ICAST stock options. ICAST develops, markets and supports software designed for Internet and Intranet broadcasting of real-time video, audio and data. The acquisition, which is expected to be consummated in August 1998, will be accounted for under the purchase method of accounting. The Company currently anticipates that the acquisition, when completed, will result in a significant charge to earnings for in-process research and development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE COMPANY NOTES THAT, EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED BELOW CONTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION TO UPDATE THIS INFORMATION OR PUBLICLY RELEASE ANY REVISIONS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT. SUCH FACTORS INCLUDE, AMONG
OTHERS: THE COMPANY'S LIMITED OPERATING HISTORY AND VARIABILITY OF OPERATING RESULTS, MARKET ACCEPTANCE OF VIDEO TECHNOLOGY, DEPENDENCE ON ATM BACKBONE TECHNOLOGY AND THE NEXT GENERATION INTERNET, POTENTIAL INABILITY TO MAINTAIN BUSINESS RELATIONSHIPS WITH DISTRIBUTORS AND SUPPLIERS, RAPID TECHNOLOGICAL CHANGES, COMPETITION IN THE VIDEO NETWORKING INDUSTRY, THE IMPORTANCE OF ATTRACTING AND RETAINING PERSONNEL, MANAGEMENT OF THE COMPANY'S GROWTH, CONSOLIDATION AND COST PRESSURES IN THE VIDEO NETWORKING INDUSTRY, DEPENDENCE ON KEY EMPLOYEES, THE RISK THAT THE ICAST ACQUISITION WILL NOT BE CONSUMMATED ON SCHEDULE, OR AT ALL, THE RISK THAT THE INTEGRATION OF THE COMPANY'S AND ICAST'S RESPECTIVE BUSINESS OPERATIONS WILL NOT BE ACHIEVED IN A TIMELY AND EXPECTED MANNER, OR THAT KEY PERSONNEL OF ICAST ARE NOT SUCCESSFULLY RETAINED, AND OTHER RISK FACTORS REFERENCED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, FILE NO. 333-38755, DECLARED EFFECTIVE ON APRIL 29, 1998.

OVERVIEW

     The Company provides a high quality, cost effective video networking solution for the Next Generation Internet that integrates video with voice and data, while leveraging existing network infrastructures. The Company's products enable end-to-end video in a wide range of room and desktop environments for video applications such as distance learning, distance meetings and distance medicine. The Company was incorporated in California in October 1993 and reincorporated in Delaware in December 1997. The Company first shipped its video networking products in 1995.

     The Company sells its products worldwide through original equipment manufacturer ("OEM") partners, distributors and resellers. The Company established strategic relationships with Bay Networks, Inc. ("Bay Networks") in November 1995, Northern Telecom, Inc. ("Nortel") in May 1997 and Ascend Communications, Inc. ("Ascend Communications") in May 1998. In November 1995, the Company granted Bay Networks the worldwide non-exclusive right to market and sell certain of the Company's products. In September 1996, the Company granted Bay Networks the worldwide non-exclusive right to market and sell all of the Company's current and future products, under both the Company's and Bay Networks' names. In May 1997, the Company granted similar rights to Nortel to market the Company's products under the Company's name. In May 1998, the Company granted rights to Ascend Communications to market and sell certain of the Company's products under the Company's name on a world-wide non-exclusive basis. Sales through Bay Networks represented 54%, 64% and 29% of the Company's revenues in the six months ended June 30, 1998 and the years ended December 31, 1997 and 1996, respectively. Sales by Nortel and Ascend Communications have not been significant to date. The Company also plans to enter into additional distribution agreements.

     Nortel recently announced its plans to acquire Bay Networks. The Company does not believe that the acquisition of Bay Networks by Nortel will have a material adverse effect on its future operating results.

     The Company recognizes revenues upon shipment of products to customers, provided that no significant obligations remain and collectibility is probable. The OEM partners generally have no rights of return and have historically carried limited amounts of inventories of the Company's products. Agreements with certain distribution partners contain price protection provisions and certain return rights. Accordingly, the Company records a provision for estimated future returns and price protection upon revenue recognition. To date, returns and charges for price protection have not been material.

     Direct sales from shipments to customers outside of North America accounted for approximately 20%, 20% and 36% of the Company's revenues in the six months ended June 30, 1998, and the years ended December 31, 1997 and 1996, respectively. The Company expects that direct sales from shipments to customers outside of North America will continue to represent a significant portion of its future revenues. In addition, the Company believes that a small portion of its sales through Bay Networks and other distribution partners is sold to international end-users. Revenues from the Company's international operations are subject to various risks. To date, the Company has not engaged in any foreign currency hedging activity.

     The Company has in the past experienced, and may from time to time in the future experience, fluctuations in revenues, gross margins and operating results. The Company adopted a strategy in the fourth quarter of 1996 to focus on a limited number of substantial end-user projects, rather than on the implementation of a large number of evaluation and demonstration projects. The initial impact of this change of strategy was a decrease in revenues from $3.9 million in the fourth quarter of 1996 to $2.7 million in the first quarter of 1997. The Company's focus on a limited number of large end-user projects has resulted in, and may in the future result in, significant fluctuations in quarterly revenues. There can be no assurance that revenues will increase on a quarterly basis or at all. The Company's gross margins have also historically fluctuated from period to period and are expected to continue to fluctuate in the future. Gross margins are significantly influenced by a variety of factors, including product mix, percentage of revenues derived from OEM partners versus distributors or resellers, pricing within the video networking industry and the prices of significant components used in the Company's products. The Company generally recognizes higher margins from video products and value added switch modules and lower margins from base model V-Switches and adapter cards.

     Various factors, in addition to those discussed above, contribute to the fluctuations in revenues, gross margins and operating results, including but not limited to the development of the market for video networking and for the Company's products, the Company's success in developing, introducing and shipping new products and product enhancements, the Company's success in accurately forecasting demand for new orders, new product introductions and price reductions by the Company's competitors. Further, a significant portion of the Company's expenses is fixed in advance. The Company expects that operating expenses will increase in the future to fund expanded operations. To the extent that these increased expenses are not accompanied by an increase in revenues, the Company's business, financial condition and results of operations would be materially adversely affected. If revenues or gross margins were below Company expectations in any given period, the Company's inability to adjust operating expenses in response would adversely affect operating results.

     The Company outsources certain functions to independent service providers. The Company's products are manufactured primarily by Tanon Manufacturing, Inc. and accounting and data processing functions are performed by KPMG Peat Marwick LLP.

     On July 30, 1998, the Company entered into an agreement to acquire ICAST Corporation ("ICAST") in exchange for 425,000 shares of First Virtual Common Stock and the assumption of certain liabilities and outstanding ICAST stock options. ICAST develops, markets and supports software designed for Internet and Intranet broadcasting of real-time video, audio and data. The acquisition, which is expected to be consummated in August 1998, will be accounted for under the purchase method of accounting. The Company currently anticipates that the acquisition, when completed, will result in a significant charge to earnings for in-process research and development.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.


                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                                --------------------------------------------------------
                                                                   1998           1997           1998            1997
                                                                ----------     ----------     ----------      ----------
Revenues                                                         100.0%         100.0%         100.0%         100.0%
Cost of revenues                                                  54.3%          55.6%          53.9%          56.6%
                                                                ----------     ----------     ----------      ----------
       Gross profit                                               45.7%          44.4%          46.1%          43.4%
                                                                ----------     ----------     ----------      ----------

Operating expenses:
       Research and development                                   18.1%          36.7%          19.3%          35.9%
       Selling, general and administrative                        24.8%          46.8%          26.7%          48.0%
                                                                ----------     ----------     ----------      ----------
             Total operating expenses                             42.9%          83.5%          46.0%          83.9%
                                                                ----------     ----------     ----------      ----------
Operating income (loss)                                            2.7%         (39.1%)          0.0%         (40.5%)
Other income (expense), net                                       (1.6%)         (1.0%)         (1.9%)         (0.8%)
                                                                ----------     ----------     ----------      ----------

Net income (loss)                                                  1.1%         (40.1%)         (1.9%)        (41.3%)
                                                                ----------     ----------     ----------      ----------
                                                                ----------     ----------     ----------      ----------

 (1) Operating expenses include non-cash employee stock compensation charges of $262,000 (2.4% of total revenues) and $112,000 (3.3% of total revenues) for the three months ended June 30, 1998 and 1997, respectively, and $678,000 (3.4% of total revenues) and $251,000 (4.0% of total revenues) for the six months ended June 30, 1998 and 1997, respectively.

     REVENUES. Revenues increased 222%, to $11.0 million for the three months ended June 30, 1998, from $3.4 million for the three months ended June 30, 1997. Revenues increased 226%, to $20.0 million for the six months ended June 30, 1998, from $6.1 million for the six months ended June 30, 1997. The increases in revenues for both the three and six month periods resulted from wider acceptance of the Company's products as a result of marketing efforts of the Company and its strategic partners. Sales through Bay Networks increased 316%, to $6.6 million for the three months ended June 30, 1998, from $1.6 million for the three months ended June 30, 1997, and increased 268%, to $10.8 million for the six months ended June 30, 1998, from $2.9 million for the six months ended June 30, 1997.

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

     Gross profit increased to $5.0 million for the three months ended June 30, 1998, from $1.5 million for the three months ended June 30, 1997. Gross margin (gross profit as a percentage of revenues) increased to 45.7% for the three months ended June 30, 1998, from 44.4% for the three months ended June 30, 1997. Gross profit increased to $9.2 million for the six months ended June 30, 1998, from $2.7 million for the six months ended June 30, 1997. Gross margin increased to 46.1% for the six months ended June 30, 1998, from 43.4% for the six months ended June 30, 1997. The increases in gross profit for both the three and six month periods ended June 30, 1998 over the comparable periods in 1997 were primarily due to the related increases in revenues. The increases in gross margin for both the three and six month periods ended June 30, 1998 over the comparable periods in 1997 were due to a shift in mix to higher margin products, as well as decreases in product costs for certain of the Company's products.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, costs of contracts and outside consultants, supplies and material expenses, equipment depreciation and overhead costs. Research and development expenses increased 59%, to $2.0 million for the three months ended June 30, 1998, from $1.3 million for the three months ended June 30, 1997. As a percentage of total revenues, research and development expenses decreased to 18.1% for the three months ended June 30, 1998, from 36.7% for the three months ended June 30, 1997. Research and development expenses increased 76%, to $3.9 million for the six months ended June 30, 1998, from $2.2 million for the six months ended June 30, 1997. As a percentage of total revenues, research and development expenses decreased to 19.3% for the six months ended June 30, 1998, from 35.9% for the six months ended June 30, 1997. The increases in absolute dollars were the result of hiring additional engineers and consultants for product development and non-cash compensation charges relating to the Company's employee stock plans, which increased to $111,000 and $285,000, respectively, for the three and six month periods ended June 30, 1998, from $55,000 and $120,000, respectively, for the three and six month periods ended June 30, 1997. The decreases as a percentage of revenues were due to the relatively greater increases in revenues for the three and six month periods ended June 30, 1998 than in the level of research and development expenses for those periods.
The Company believes that research and development expenses will continue to increase in absolute dollars for the foreseeable future. However, such expenses will fluctuate depending on various factors, including the status of development projects.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such expenses also include costs of outside contractors, advertising, trade shows and other marketing and promotional expenses. Selling, general and administrative expenses increased 71%, to $2.7 million for the three months ended June 30, 1998, from $1.6 million for the three months ended June 30, 1997. As a percentage of total revenues, selling, general and administrative expenses decreased to 24.8% for the three months ended June 30, 1998, from 46.8% for the three months ended June 30, 1997. Selling, general and administrative expenses increased 81%, to $5.3 million for the six months ended June 30, 1998, from $2.9 million for the six months ended June 30, 1997. As a percentage of total revenues, selling, general and administrative expenses decreased to 26.7% for the six months ended June 30, 1998, from 48.0% for the six months ended June 30, 1997. The increases in absolute dollars were the result of the expansion of the Company's sales and marketing infrastructure, in addition to higher marketing and selling costs, and to non-cash compensation charges relating to the Company's employee stock plans, which increased to $152,000 and $394,000, respectively, for the three and six month periods ended June 30, 1998, from $57,000 and $131,000, respectively, for the three and six month periods ended June 30, 1997. The decreases as a percentage of revenues were due to the relatively greater increases in revenues for the three and six month periods ended June 30, 1998 than in the level of selling, general and administrative expenses for those periods. The Company anticipates that selling, general and administrative expenses will continue to increase in absolute dollars in the foreseeable future as the Company expands its selling and marketing efforts and incurs the administrative costs associated with being a publicly-held company.

     OTHER INCOME (EXPENSE) NET. Other income (expense), net consists primarily of interest expense relating to the Company's credit facilities and long-term debt, offset in part by interest income earned on cash balances. Other income (expense), net increased to a net expense of $180,000 for the three months ended June 30, 1998, from a net expense of $35,000 for the three months ended June 30, 1997. Other income (expense), net increased to a net expense of $381,000 for the six months ended June 30, 1998, from a net expense of $51,000 for the six months ended June 30, 1997. The increases for both the three and six month periods ended June 30, 1998 resulted from the relatively higher level of borrowings during the 1998 periods as compared to the corresponding 1997 periods.

     INCOME TAXES. The Company has incurred losses since inception. No benefit has been recorded for income taxes for any of the periods presented as the Company believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize the benefit of these net operating losses, and thus a full valuation reserve has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception through completion of its initial public offering in May 1998, the Company financed its operations primarily through private placements of equity securities, raising an aggregate of approximately $14.8 million, net of issuance costs, and to a lesser extent through certain credit facilities and long-term debt. As of June 30, 1998, the Company had cash and cash equivalents of $32.0 million and working capital of $36.6 million.

     During the six months ended June 30, 1998, the Company used $2.4 million in its operating activities, primarily to fund an increase in accounts receivable of $3.4 million offset in part by a decrease in inventory of $842,000. The increase in accounts receivable was due to increased sales. During the six months ended June 30, 1997, the Company had a net loss of $2.5 million which was offset in part by a decrease in inventory of $407,000, resulting in $1.7 million of cash used in operating activities.

     Cash used for investing activities for acquisition of property and equipment was $921,000 for the six months ended June 30, 1998, compared to $345,000 for the six months ended June 30, 1997. The capital expenditures consisted of purchases of computers and related equipment, furniture and fixtures necessary to support the Company's growth. To date the Company has not made significant outlays for capital expenditures because of its strategy to outsource manufacturing and certain other functions.

     The Company has a working capital line of credit with a bank, which provides for borrowings of up to $10 million. Borrowings under the line of credit bear interest at the bank's prime rate (8.5% at June 30, 1998), are secured by certain assets of the Company and are limited to certain percentages of the Company's accounts receivable and inventory balances. As of June 30, 1998, the Company had no borrowings outstanding under this line. The line, which expires in June 2000, requires the Company to comply with certain financial ratios and covenants, and also limits the Company's ability to pay dividends.

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

     In May 1998, the Company completed its initial public offering whereby the Company sold 3,132,000 shares of Common Stock. Net proceeds to the Company aggregated $36.3 million. The Company used $6.9 million of the net proceeds from its initial public offering to repay outstanding indebtedness, including $2.3 million for borrowings under the working capital line of credit and $2.6 million for the outstanding balance of the Loan.

     The Company believes that its cash and cash equivalents of $32.0 million at June 30, 1998, together with existing sources of liquidity, will provide adequate cash to fund its operations for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities or increase its lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders.

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

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) In May 18, 1998, as part of an agreement entered into between the Company and Tanon Manufacturing, Inc. ("Tanon"), the Company issued to Tanon a warrant to purchase 100,000 shares of Common Stock at a per share exercise price equal to $9.00 (the "Securities"). The warrant is exercisable through May 18, 2001. The fair value of this warrant was estimated to be $650,000 and is being expensed as an element of cost of sales.

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

     In connection with the public offering, the Company incurred expenses of approximately $4.7 million, of which approximately $2.9 million represented underwriting discounts and commissions and approximately $1.8 million represented other expenses related to the offering. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company and the selling stockholders after total expenses were $36.3 million and $2.2 million, respectively.

     Through June 30, 1998, the Company has used $6.9 million of the net proceeds from the offering to repay outstanding indebtedness, including $2.3 million for borrowings under the working capital line of credit and $2.6 million for the outstanding balance of the Loan, and $7.2 million for working capital and general corporate purposes. The Company has invested the remainder of the net proceeds in short-term, investment-grade, interest bearing financial instruments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the Registration Statement.

ITEM 5.  OTHER INFORMATION

     Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders (the "1999 Annual Meeting") must provide specified information to the Company not earlier than the close of business on the 90th day prior to the 1999 Annual Meeting and not later than the close of business on the 60th day prior to the 1999 Annual Meeting, or, in the event of a public announcement of the date of the 1999 Annual Meeting fewer than 70 days prior to the date of the 1999 Annual Meeting, not later than the close of business on the 10th day following public announcement of the date of such meeting (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

    EXHIBIT
    NUMBER                   DESCRIPTION OF DOCUMENTS

    3.1(1)      Amended and Restated Certificate of Incorporation
    3.1(i)      Certificate of Ownership and Merger, effective August 3, 1998
    3.2(1)      Bylaws of the Registrant
    4.1         Specimen Common Stock Certificate
    10.10(i)    Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank, dated June 10, 1998
    11.1(2)     Statement of Computation of Earnings (Loss) Per Share
    27.1        Financial Data Schedule

    (1) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-38755, declared effective on April 29, 1998, incorporated herein by reference.
    (2)  See Note 4 to Condensed Consolidated Financial Statements.

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 10, 1998             FVC.COM, INC.



                              By:  /s/ James O. Mitchell
                                 ----------------------------
                                 James O. Mitchell
                                 Chief Financial Officer
                                 (Duly Authorized Officer and Principal
                                 Financial and Accounting Officer)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER      DESCRIPTION OF DOCUMENTS

    3.1(1)      Amended and Restated Certificate of Incorporation
    3.1(i)      Certificate of Ownership and Merger, effective August 3, 1998
    3.2(1)      Bylaws of the Registrant
    4.1         Specimen Common Stock Certificate
    10.10(i)    Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank, dated June 10, 1998
    11.1(2)     Statement of Computation of Earnings (Loss) Per Share
    27.1        Financial Data Schedule


    (1) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-38755, declared effective on April 29, 1998, incorporated herein by reference.
    (2)  See Note 4 to Condensed Consolidated Financial Statements.