Form 10-Q
period 1998-09-30
FVC COM INC
filed 1998-11-09
CIK 920317

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                               3393 OCTAVIUS DRIVE
                                    SUITE 102
                              SANTA CLARA, CA 95054
                    (Address of principal executive offices)
                                    ---------

                                 (408) 567-7200
              (Registrant's telephone number, including area code)
                                    ---------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No
                                              ---     ---

Common Stock, $0.001 par value                           16,308,952
------------------------------              ------------------------------------
           (Class)                          Outstanding as of September 30, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             FVC.COM, INC.

                              FORM 10-Q

                                INDEX

PART I.        FINANCIAL INFORMATION                                                                           PAGE

Item 1.        Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets
               at September 30, 1998 and December 31, 1997................................................        3

               Condensed Consolidated Statements of Operations
               for the three and nine months ended September 30, 1998 and 1997............................        4

               Condensed Consolidated Statements of Cash Flows
               for the nine months ended September 30, 1998 and 1997......................................        5

               Notes to Condensed Consolidated Financial Statements.......................................        6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations.................................................................................        9


PART II. OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds..................................................       16

Item 6.        Exhibits and Reports on Form 8-K...........................................................       17

SIGNATURES ...............................................................................................       18

Exhibit Index ............................................................................................       19

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            FVC.COM, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        1998              1997
                                                                   -------------     -------------
                                   ASSETS                           (UNAUDITED)
Current assets:
    Cash and cash equivalents                                      $      29,457     $       2,500
    Accounts receivable, net                                               7,135             2,469
    Inventory                                                              3,740             4,178
    Prepaid expenses and other current assets                              1,652               627
                                                                   -------------     -------------
       Total current assets                                               41,984             9,774

Property and equipment, net                                                2,129             1,043
Other assets                                                               2,109               287
                                                                   -------------     -------------
                                                                   $      46,222     $      11,104
                                                                   -------------     -------------
                                                                   -------------     -------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Borrowings under short-term credit facilities                  $           -     $       1,306
    Notes payable                                                          1,300                 -
    Current portion of long-term debt                                        128               848
    Accounts payable                                                       2,961             4,141
    Accrued liabilities                                                    1,806             1,326
    Deferred revenue                                                         153               262
                                                                   -------------     -------------
       Total current liabilities                                           6,348             7,883
                                                                   -------------     -------------

Long-term debt, net of current portion                                       294             1,312
                                                                   -------------     -------------

Stockholders' equity:
    Convertible Preferred Stock, $.001 par value; 5,000,000 and
        10,000,000 shares authorized, respectively; 0 and
        8,040,153 shares issued and outstanding, respectively                  -                 8
    Common Stock, $.001 par value; 35,000,000 and 30,000,000
        shares authorized, respectively; 16,308,952 and
        4,824,684 shares issued and outstanding, respectively                 16                 5
    Additional paid-in capital                                            61,032            17,267
    Notes receivable from stockholders                                      (569)             (837)
    Accumulated deficit                                                  (20,899)          (14,534)
                                                                   -------------     -------------
           Total stockholders' equity                                     39,580             1,909
                                                                   -------------     -------------
                                                                   $      46,222     $      11,104
                                                                   -------------     -------------
                                                                   -------------     -------------

    See accompanying notes to condensed consolidated financial statements.

                                  FVC.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                          -----------------------------     ---------------------------
                                                             1998            1997              1998             1997
                                                          ------------    -------------     -----------     -----------
Revenues                                                  $    12,022     $      4,980      $    32,055     $   11,123
Cost of revenues                                                6,042            3,002           16,847          6,477
                                                          ------------    -------------     ------------    -----------
       Gross profit                                             5,980            1,978           15,208          4,646
                                                          ------------    -------------     ------------    -----------

Operating expenses:
       Research and development,                                2,791            1,544            6,668          3,749
       Selling, general and administrative                      3,179            2,030            8,520          4,978
       Acquired in-process research and development             6,204                -            6,204              -
                                                          ------------    -------------     ------------    -----------
             Total operating expenses                          12,174            3,574           21,392          8,727
                                                          ------------    -------------     ------------    -----------
Operating loss                                                 (6,194)          (1,596)          (6,184)        (4,081)
Other income (expense), net                                       200              (96)            (181)          (147)
                                                          ------------    -------------     ------------    -----------
Net loss                                                  $    (5,994)    $     (1,692)     $    (6,365)    $   (4,228)
                                                          ------------    -------------     ------------    -----------
                                                          ------------    -------------     ------------    -----------

Basic net loss per share                                  $     (0.39)    $      (0.53)     $     (0.63)    $    (1.45)
                                                          ------------    -------------     ------------    -----------
                                                          ------------    -------------     ------------    -----------

Diluted net loss per share                                $     (0.39)    $      (0.53)     $     (0.63)    $    (1.45)
                                                          ------------    -------------     ------------    -----------
                                                          ------------    -------------     ------------    -----------

Shares used in basic
  net loss per share calculation                               15,355            3,163           10,120          2,908
                                                          ------------    -------------     ------------    -----------
                                                          ------------    -------------     ------------    -----------

Shares used in diluted net loss
   per share calculation                                       15,355            3,163           10,120          2,908
                                                          ------------    -------------     ------------    -----------
                                                          ------------    -------------     ------------    -----------

       See accompanying notes to condensed consolidated financial statements.

                                       FVC.COM, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS; UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                      1998               1997
                                                                                 ------------        -----------
Cash flows from operating activities:
  Net loss                                                                       $     (6,365)       $    (4,228)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                      1,189               379
      Non-cash stock compensation                                                          891             1,009
      Acquired in-process research and development                                       6,204                 -
      Other                                                                                144               211
      Changes in assets and liabilities:
           Accounts receivable                                                          (4,653)             (730)
           Inventory                                                                       474              (442)
           Prepaid expenses and other current assets                                    (1,025)               14
           Other assets                                                                   (351)                -
           Accounts payable                                                             (1,241)            1,359
           Accrued liabilities                                                             337               532
           Deferred revenue                                                               (109)              (38)
                                                                                 -------------      ------------
               Net cash used in operating activities                                    (4,505)           (1,934)
                                                                                 -------------      ------------

Cash flows used in investing activities:
  Acquisition of ICAST Corporation, net of cash received                                  (360)                -
  Acquisition of property and equipment                                                 (1,434)             (376)
                                                                                 -------------      -------------
               Net cash used in investing activities                                     (1794)             (376)
                                                                                 --------------     -------------

Cash flows from financing activities:
  Borrowings under short-term credit facilities                                          3,600               801
  Repayment of short-term credit facilities                                             (4,906)             (494)
  Proceeds from long-term debt                                                               -             1,250
  Repayment of long-term debt                                                           (2,014)             (141)
  Proceeds from issuance of stock, net                                                  36,713             1,885
  Repayment of capital lease obligations                                                  (137)             (161)
                                                                                 -------------    --------------
               Net cash provided by financing activities                                33,256             3,140
                                                                                 -------------    --------------

Net increase in cash and cash equivalents                                               26,957               830
Cash and cash equivalents at beginning of period                                         2,500               676
                                                                                 -------------    --------------
Cash and cash equivalents at end of period                                       $      29,457    $        1,506
                                                                                 -------------    --------------
                                                                                 -------------    --------------
Supplemental cash flow information:
  Cash paid for interest                                                         $         198    $          185
  Issuance of warrants to third parties                                                  1,213               112
  Common stock issued and options and warrants assumed
     in connection with acquisition of ICAST Corporation                                 5,179                 -

        See accompanying notes to condensed consolidated financial statements.

                                     FVC.COM, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Change of Name

         On August 3, 1998, the Company changed its name from First Virtual Corporation to FVC.COM, Inc.

2.       Basis of Presentation

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Registration Statement on Form S-1, File No. 333-38755, declared effective on April 29, 1998. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1998. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

3.     Acquisition of ICAST Corporation

       On August 26, 1998, the Company completed its previously announced acquisition of ICAST Corporation ("ICAST"). Prior to the acquisition, ICAST was a privately-held, development-stage company which had minimal revenues since its inception in May 1996. ICAST develops, markets and supports software designed for Internet and Intranet broadcasting of real-time video, audio and data. The Company acquired all of the outstanding stock of ICAST in exchange for 401,389 shares of FVC.COM Common Stock, a cash payment of $327,000 and the assumption of certain outstanding ICAST stock options and warrants. The transaction was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition as determined by an independent appraisal. The acquired in-process research and development represents the estimated fair market value, using a risk-adjusted income approach, of specifically identified technologies which had not reached technological feasibility and had no alternative future uses. The estimated fair market value of technology that met the technological feasibility criteria for capitalization was also determined using a risk-adjusted income approach. The results of operations for ICAST are included in those of the Company commencing from the date of acquisition. The purchase price, including liabilities assumed of $1.8 million, aggregated approximately $7.6 million, of which $0.7 million was allocated to tangible assets, $6.2 million to acquired in-process research and development and $0.7 million to other identified intangibles and goodwill.

       The following pro forma information reflects the results of operations for the nine month periods ended September 30, 1998 and 1997 as if the acquisition of ICAST had occurred as of the beginning of the periods presented, and after giving effect to certain pro forma adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of such periods or what operating results may occur in the future (in thousands, except per share data).

                                              Nine months ended
                                                September 30,
                                        ------------------------------
                                            1998             1997
                                        -------------    -------------
Revenues                                $    32,299      $    11,167
Net loss                                $    (2,194)     $    (5,470)
Net loss per share                      $     (0.21)     $     (1.65)

4.       Inventory

         Inventories as of September 30, 1998 and December 31, 1997 were as follows (in thousands):

-----------------------------------------------------------------
                                September 30,     December 31,
                                     1998             1997
-----------------------------------------------------------------
Raw materials                       $1,432            $1,418
Finished goods                       2,308             2,760
-----------------------------------------------------------------
Total inventory                     $3,740            $4,178
-----------------------------------------------------------------
-----------------------------------------------------------------

5.       Net Loss Per Share

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

         As a result of the losses incurred by the Company for the three and the nine month periods ended September 30, 1998 and 1997, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods.

         The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive (in thousands):

                                            September 30, 1998      September 30, 1997
                                            ------------------      ------------------
Unvested restricted Common Stock                     641                    1,407
Preferred Stock                                        -                    7,937
Preferred Stock warrants                               -                       41
Common Stock warrants                                290                        -
Common Stock options                               3,408                    1,858

         Unvested restricted Common Stock represents stock that has been issued but which is subject to repurchase to the extent the holder does not remain associated with the Company until such shares are vested. Each share of Preferred Stock converted into one share of Common Stock upon the closing of the Company's initial public offering in May 1998. The Common Stock warrants are exercisable at $8.00 to $13.00 per share and expire at various times from three to five years following the closing of the Company's initial public offering. The stock options outstanding at September 30, 1998 and 1997, had a weighted average exercise price per share of $7.80 and $4.90, respectively, and expire beginning in July 2001 through September 2008.

6.       Credit Facilities

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

         In June 1998, the Company amended its working capital line of credit agreement with a bank. The amended agreement provides for borrowings of up to $10 million. Borrowings under the line of credit are limited to a specified percentage of eligible accounts receivable and inventory, and are secured by substantially all of the Company's accounts receivable and inventory. Interest on borrowings is set at the bank's prime rate (8.5% at September 30, 1998). Among other provisions, the Company is required to maintain certain financial covenants and is prohibited from paying dividends. The line of credit agreement expires in June 2000. As of September 30, 1998, the Company had no borrowings outstanding under this line.

7.       Initial Public Offering

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

8.       New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under FAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company is required to adopt FAS 133 in the first quarter of 2000. To date, the Company has not engaged in any foreign currency hedging activity and does not expect adoption of this new standard to have a significant impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE COMPANY NOTES THAT, EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED BELOW CONTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION TO UPDATE THIS INFORMATION OR PUBLICLY RELEASE ANY REVISIONS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT. SUCH FACTORS INCLUDE, AMONG OTHERS: THE COMPANY'S LIMITED OPERATING HISTORY AND VARIABILITY OF OPERATING RESULTS, MARKET ACCEPTANCE OF VIDEO TECHNOLOGY, DEPENDENCE ON ATM BACKBONE TECHNOLOGY AND THE NEXT GENERATION INTERNET, POTENTIAL INABILITY TO MAINTAIN BUSINESS RELATIONSHIPS WITH DISTRIBUTORS AND SUPPLIERS, RAPID TECHNOLOGICAL CHANGES, COMPETITION IN THE VIDEO NETWORKING INDUSTRY, THE IMPORTANCE OF ATTRACTING AND RETAINING PERSONNEL, MANAGEMENT OF THE COMPANY'S GROWTH, CONSOLIDATION AND COST PRESSURES IN THE VIDEO NETWORKING INDUSTRY, DEPENDENCE ON KEY EMPLOYEES, THE RISK THAT THE INTEGRATION OF THE COMPANY'S AND ICAST'S RESPECTIVE BUSINESS OPERATIONS WILL NOT BE ACHIEVED IN A TIMELY AND EXPECTED MANNER, OR THAT KEY PERSONNEL OF ICAST ARE NOT SUCCESSFULLY RETAINED, AND OTHER RISK FACTORS REFERENCED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, FILE NO. 333-38755, DECLARED EFFECTIVE ON APRIL 29, 1998.

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

         The Company sells its products worldwide through original equipment manufacturer ("OEM") partners, distributors and resellers. The Company established strategic relationships with Bay Networks, Inc. ("Bay Networks") in November 1995, Northern Telecom, Inc. ("Nortel") in May 1997 and Ascend Communications, Inc. ("Ascend Communications") in May 1998. In November 1995, the Company granted Bay Networks the worldwide non-exclusive right to market and sell certain of the Company's products. In September 1996, the Company granted Bay Networks the worldwide non-exclusive right to market and sell all of the Company's current and future products, under both the Company's and Bay Networks' names. In May 1997, the Company granted similar rights to Nortel to market the Company's products under the Company's name. In May 1998, the Company granted rights to Ascend Communications to market and sell certain of the Company's products under the Company's name on a worldwide non-exclusive basis. Sales through Bay Networks represented 52%, 64% and 29% of the Company's revenues in the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996, respectively. Sales by Nortel and Ascend Communications have not been significant to date. The Company also plans to enter into additional distribution agreements.

         Nortel recently completed its acquisition of Bay Networks. In connection with the acquisition, Nortel changed its name to Nortel Networks. The Company does not believe that the acquisition of Bay Networks by Nortel will have a material adverse effect on its future operating results.

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

         Direct sales from shipments to customers outside of North America accounted for approximately 19%, 20% and 36% of the Company's revenues in the nine months ended September 30, 1998, and the years ended December 31, 1997 and 1996, respectively. The Company expects that direct sales from shipments to customers outside of North America will continue to represent a significant portion of its future revenues. In addition, the Company believes that a small portion of its sales through Bay Networks and other distribution partners is sold to international end-users. Revenues from the Company's international operations are subject to various risks. To date, the Company has not engaged in any foreign currency hedging activity.

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

         ICAST ACQUISITION. On August 26, 1998, the Company acquired ICAST for total consideration of approximately $7.6 million, including $1.8 million for the assumption of liabilities. Prior to the acquisition, ICAST was a privately-held, development-stage company which had minimal revenues since its inception in May 1996. ICAST develops, markets and supports software designed for Internet and Intranet broadcasting of real-time video, audio and data.

RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                              ----------------------------------------------------------
                                                  1998           1997            1998           1997
                                              ------------   ------------    ------------   ------------
Revenues                                           100.0%         100.0%          100.0%         100.0%
Cost of revenues                                    50.3%          60.3%           52.6%          58.2%
                                              ------------   ------------    ------------   ------------
       Gross profit                                 49.7%          39.7%           47.4%          41.8%
                                              ------------   ------------    ------------   ------------

Operating expenses:
       Research and development                     23.2%          31.0%           20.8%          33.7%
       Selling, general and
         administrative                             26.4%          40.8%           26.6%          44.8%
       Acquired in-process research and
         development                                51.6%           0.0%           19.4%           0.0%
                                              ------------   ------------    ------------   ------------
             Total operating expenses              101.3%          71.8%           66.7%          78.5%
                                              ------------   ------------    ------------   ------------
Operating loss                                     (51.5%)        (32.0%)         (19.3%)        (36.7%)
Other income (expense), net                          1.7%          (1.9%)          (0.6%)         (1.3%)

                                              ------------   ------------    ------------   ------------
Net loss                                           (49.9%)        (34.0%)         (19.9%)        (38.0%)
                                              ------------   ------------    ------------   ------------
                                              ------------   ------------    ------------   ------------

     (1) Operating expenses include non-cash employee stock compensation charges of $212,000 (0.7% of total revenues) and $758,000 (6.8% of tota revenues) for the three months ended September 30, 1998 and 1997, respectively, and $891,000 (2.8% of total revenues) and $1,009,000 (9.1 of total revenues) for the nine months ended September 30, 1998 and 1997, respectively.

         REVENUES. Revenues increased 141%, to $12.0 million for the three months ended September 30, 1998, from $5.0 million for the three months ended September 30, 1997. Revenues increased 188%, to $32.1 million for the nine months ended September 30, 1998, from $11.1 million for the nine months ended September 30, 1997. The increases in revenues for both the three and nine month periods resulted from higher unit shipments due to wider acceptance of the Company's products as a result of marketing efforts of the Company and its strategic partners. Revenues attributable to the acquisition of ICAST were immaterial for the three months ended September 30, 1998. Sales through Bay Networks increased 71%, to $5.8 million for the three months ended September 30, 1998, from $3.4 million for the three months ended September 30, 1997, and increased 164%, to $16.6 million for the nine months ended September 30, 1998, from $6.3 million for the nine months ended September 30, 1997.

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

         Gross profit increased to $6.0 million for the three months ended September 30, 1998, from $2.0 million for the three months ended September 30, 1997. Gross margin (gross profit as a percentage of revenues) increased to 49.7% for the three months ended September 30, 1998, from 39.7% for the three months ended September 30, 1997. Gross profit increased to $15.2 million for the nine months ended September 30, 1998, from $4.6 million for the nine months ended September 30, 1997. Gross margin increased to 47.4% for the nine months ended September 30, 1998, from 41.8% for the nine months ended September 30, 1997. The increases in gross profit for both the three and nine month periods ended

September 30, 1998 over the comparable periods in 1997 were primarily due to the related increases in revenues. The increases in gross margin for both the three and nine month periods ended September 30, 1998 over the comparable periods in 1997 were primarily due to a shift in product mix to higher margin products, an increase in the percentage of total revenues derived from higher margin reseller channels and decreases in product costs for certain of the Company's products.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, costs of contracts and outside consultants, supplies and material expenses, equipment depreciation and overhead costs. Research and development expenses increased 81.0%, to $2.8 million for the three months ended September 30, 1998, from $1.5 million for the three months ended September 30, 1997. As a percentage of total revenues, research and development expenses decreased to 23.2% for the three months ended September 30, 1998, from 31.0% for the three months ended September 30, 1997. Research and development expenses increased 78.0%, to $6.7 million for the nine months ended September 30, 1998, from $3.7 million for the nine months ended September 30, 1997. As a percentage of total revenues, research and development expenses decreased to 20.8% for the nine months ended September 30, 1998, from 33.7% for the nine months ended September 30, 1997. The increases in absolute dollars were due in part to the hiring of additional engineers and consultants for product development. In addition, research and development expenses for the three months ended September 30, 1998 include a charge of $1.0 million for the acquisition of certain voice access technology, as well as personnel costs associated with hiring additional engineers in connection with the ICAST acquisition. These increases were offset in part by a decrease in non-cash compensation charges relating to the Company's employee stock plans, which decreased to $99,000 and $391,000, respectively, for the three and nine month periods ended September 30, 1998, from $337,000 and $457,000, respectively, for the three and nine month periods ended September 30, 1997. The decreases as a percentage of revenues were due to the relatively greater increases in revenues for the three and nine month periods ended September 30, 1998 than in the level of research and development expenses for those periods. The Company believes that research and development expenses will continue to increase in absolute dollars for the foreseeable future. However, such expenses will fluctuate depending on various factors, including the status of development projects.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such expenses also include costs of outside contractors, advertising, trade shows and other marketing and promotional expenses. Selling, general and administrative expenses increased 57%, to $3.2 million for the three months ended September 30, 1998, from $2.0 million for the three months ended September 30, 1997. As a percentage of total revenues, selling, general and administrative expenses decreased to 26.4% for the three months ended September 30, 1998, from 40.8% for the three months ended September 30, 1997. Selling, general and administrative expenses increased 71%, to $8.5 million for the nine months ended September 30, 1998, from $5.0 million for the nine months ended September 30, 1997. As a percentage of total revenues, selling, general and administrative expenses decreased to 26.6% for the nine months ended September 30, 1998, from 44.8% for the nine months ended September 30, 1997. The increases in absolute dollars were the result of the expansion of the Company's sales and marketing infrastructure, as well as higher marketing costs associated with advertising and promotional activities, and higher selling costs related to the increases in revenues. These increases were offset in part by a decrease in non-cash compensation charges relating to the Company's employee stock plans, which decreased to $113,000 and $499,000, respectively, for the three and nine month periods ended September 30, 1998, from $421,000 and $552,000, respectively, for the three and nine month periods ended September 30, 1997. The decreases as a percentage of revenues were due to the relatively greater increases in revenues for the three and nine month periods ended September 30, 1998 than in the level of selling, general and administrative expenses for those periods.

The Company anticipates that selling, general and administrative expenses will continue to increase in absolute dollars in the foreseeable future as the Company expands its selling and marketing efforts and incurs the administrative costs associated with being a publicly held company.

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. On August 26, 1998, the Company acquired ICAST for total consideration of approximately $7.6 million, including $1.8 million for the assumption of liabilities. Prior to the acquisition, ICAST was a privately-held, development-stage company which had minimal revenues since its inception in May 1996. ICAST develops, markets and supports software designed for Internet and Intranet broadcasting of real-time video, audio and data. Approximately $6.2 million of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility, had no alternative future uses and was charged to the Company's operations in the third quarter ended September 30, 1998. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of ICAST are included in the consolidated financial statements from the date of acquisition. See Note 3 of Notes to Condensed Consolidated Financial Statements.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net consists primarily of interest expense relating to the Company's credit facilities and long-term debt, offset in part by interest income earned on cash balances. Net other income totaled $200,000 for the three months ended September 30, 1998, compared to net other expense of $96,000 for the three months ended September 30, 1997. The change was primarily due to interest income earned on the proceeds from the Company's initial public offering completed in May 1998 and a reduction in interest expense due to the repayment of borrowings under short-term credit facilities with the proceeds from the initial public offering. Other income (expense), net increased to a net expense of $181,000 for the nine months ended September 30, 1998, from a net expense of $147,000 for the nine months ended September 30, 1997. The increase for the nine month period ended September 30, 1998 resulted from the relatively higher level of borrowings during the 1998 period as compared to the corresponding 1997 period.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since inception through completion of its initial public offering in May 1998, the Company financed its operations primarily through private placements of equity securities, and to a lesser extent through certain credit facilities and long-term debt. As of September 30, 1998, the Company had cash and cash equivalents of $29.5 million and working capital of $35.6 million.

         During the nine months ended September 30, 1998, the Company had a net loss of $6.4 million, which was substantially the result of a non-cash charge for acquired in-process research and development of $6.2 million. The Company also experienced an increase in accounts receivable of $4.7 million, resulting in $4.5 million of cash used in operating activities. The increase in accounts receivable was due to increased sales. During the nine months ended September 30, 1997, the Company had a net loss of $4.2 million which was offset in part by a non-cash compensation charge of $1.0 million and an increase in accounts payable of $1.4 million, resulting in $1.9 million of cash used in operating activities.

         Cash used for investing activities for acquisition of property and equipment was $1.4 million for the nine months ended September 30, 1998, compared to $376,000 for the nine months ended September 30, 1997. The capital expenditures consisted of purchases of computers and related equipment, furniture and fixtures necessary to support the Company's growth. To date the Company has not made significant outlays for capital expenditures because of its strategy to outsource manufacturing and certain other functions.

         The Company has a working capital line of credit with a bank, which provides for borrowings of up to $10 million. Borrowings under the line of credit bear interest at the bank's prime rate (8.5% at September 30, 1998), are secured by certain assets of the Company and are limited to certain percentages of the Company's accounts receivable and inventory balances. As of September 30, 1998, the Company had no borrowings outstanding under this line. The line, which expires in June 2000, requires the Company to comply with certain financial ratios and covenants, and also limits the Company's ability to pay dividends.

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

         The Company believes that its cash and cash equivalents of $29.5 million at September 30, 1998, together with existing sources of liquidity, will provide adequate cash to fund its operations for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities or increase its lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders.

YEAR 2000 COMPLIANCE

     The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's information technology hardware, embedded technologies, such as microprocessors, or software that is date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. Because the Company uses a significant number of computer software programs and operating systems in its internal operations, as well as in its products, Year 2000 issues create certain risks for the Company. If the Company's internal management information systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address these Year 2000 issues, the Company has initiated a program to evaluate its internal systems. Assessment and remediation are proceeding in parallel, and the Company currently plans to have changes to these information systems completed and tested by June 1999. These activities are intended to encompass all major categories of internal systems used by the Company. The Company has not yet determined the potential cost of purchasing, installing, modifying or testing its internal systems.

     To assist customers in evaluating their Year 2000 issues, the Company has begun a program to assess the capability of its current products and products no longer being produced to handle the Year 2000. Testing has not yet been completed, but based on preliminary tests, the Company believes that all current products shipping are "Year 2000 Compliant." Testing of older products that are no longer shipping has only recently been initiated and the Company considers it likely that some older products may not be Year 2000 Compliant. It is expected that assessment and remediation will be on-going throughout calendar year 1998 and 1999 with the goal of appropriately resolving all material product issues by June 1999. The costs incurred to date related to these programs have not been material. The costs that will be incurred by the Company regarding the testing of current or older products for Year 2000 compliance, and answering and responding to customer requests related to Year 2000 issues, including both incremental spending and redeployed resources, have not yet been determined but are currently not expected to be material. Based on currently available information, the Company does not believe that the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on its financial condition or overall trends in results of operations; however, it is still uncertain to what extent the Company may be affected by such matters. In addition, customers may delay purchase decisions because of uncertainty about Year 2000 issues.

     Except as implied in any limited product warranty, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring Year 2000 compliance. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues and it is anticipated that these expenditures will continue through calendar year 1999 and thereafter. As used by the Company, "Year 2000 Compliant" means that when used properly and in conformity with the product information provided by the Company, and when used with "Year 2000 Compliant" computer systems, the Company's product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Company's product properly exchanges date data with the Company's product. There can be no assurance that (i) third party technologies used in combination with the Company's products will be Year 2000 Compliant and (ii) the Company's products will not be adversely affected when used with such third party technologies, nor can the Company represent that any modifications to its products made by a party other than the Company will be Year 2000 Compliant.

     The Company has contacted its key suppliers of goods or services and other relevant third parties to determine if they are adequately addressing Year 2000 issues and what might be the possible effects on the Company if those parties are not adequately prepared for the year 2000. Based on these inquiries, the Company believes that the majority of its key suppliers of goods and services are Year 2000 Compliant. However, failure of any key supplier or other relevant third party to address Year 2000 readiness could potentially have a material effect on the Company's business, financial condition and results of operations. The Company has not yet developed a contingency plan to address situations that may result if its key suppliers and other relevant third parties are unable to achieve Year 2000 readiness. There can be no assurance that the Company will be able to develop a contingency plan to adequately address issues that may arise in the year 2000. The failure of the Company to develop and implement, if necessary, an appropriate contingency plan could have a material impact on the operations of the Company.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) On August 26, 1998, the Company completed its previously announced acquisition of ICAST. The Company acquired all of the outstanding stock of ICAST in exchange for 401,389 shares of FVC.COM Common Stock, a cash payment of $327,000 and the assumption of certain outstanding ICAST stock options and warrants.

         The issuance of securities in the transaction described in the paragraph above was deemed to be exempt from registration under the Securities Act of 1933, as amended by virtue of Regulation D promulgated thereunder. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. The stock certificates were issued with a legend to the effect that such securities had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom. All recipients were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received either adequate information about the registrant or had access, through employment or other relationships, to such information.

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

         Through September 30, 1998, the Company has used $6.9 million of the net proceeds from the offering to repay outstanding indebtedness, including $2.3 million for borrowings under the working capital line of credit and $2.6 million for the outstanding balance of the Loan, and $20.2 million for working capital and general corporate purposes. The Company has invested the remainder of the net proceeds in short-term, investment-grade, interest bearing financial instruments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the Registration Statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION OF DOCUMENTS
--------               -------------------------
 3.1(1)      Amended and Restated Certificate of Incorporation
 3.1(i)(2)   Certificate of Ownership and Merger, effective August 3, 1998
 3.2(1)      Bylaws of the Registrant
 4.1(2)      Specimen Common Stock Certificate
11.1(3)      Statement of Computation of Earnings (Loss) Per Share
27.1         Financial Data Schedule

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-38755, declared effective on April 29, 1998, incorporated herein by reference.
(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q on June 10, 1998, incorporated herein by reference.
(3)      See Note 5 to Condensed Consolidated Financial Statements.

(b)      REPORTS ON FORM 8-K

         The Company filed one Current Report on Form 8-K during the quarter ended September 30, 1998. The report was filed on September 10, 1998, and reported the Company's acquisition of ICAST.

                               SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 1998             FVC.COM, Inc.

                                     By: /s/ James O. Mitchell
                                        --------------------------------------
                                        James O. Mitchell
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                EXHIBIT INDEX

EXHIBIT
 NUMBER                  DESCRIPTION OF DOCUMENTS
-------                  ------------------------
 3.1(1)      Amended and Restated Certificate of Incorporation
 3.1(i)(2)   Certificate of Ownership and Merger, effective August 3, 1998
 3.2(1)      Bylaws of the Registrant
 4.1(2)      Specimen Common Stock Certificate
11.1(3)      Statement of Computation of Earnings (Loss) Per Share
27.1         Financial Data Schedule

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-38755, declared effective on April 29, 1998, incorporated herein by reference.
(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q on June 10, 1998, incorporated herein by reference.
(3)      See Note 5 to Condensed Consolidated Financial Statements.