Form 10-K405
period 1998-12-31
FVC COM INC
filed 1999-04-15
CIK 920317

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------
                                    FORM 10-K
                            -------------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER 000-23305

                                  FVC.COM, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                             77-0357037
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           identification No.)

       3393 OCTAVIUS DRIVE, SANTA CLARA, CA                  95054
     (Address of principal executive offices)              (Zip code)

                                 (408) 567-7200
              (Registrant's Telephone Number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $0.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         As of March 31, 1999 there were 16,574,537 shares of the registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 31, 1999) was approximately $140.3 million. Shares of the registrant's common stock held by each executive officer, director and holder of five percent or more of the registrant's common stock outstanding as of March 31, 1999 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Designated portions of the registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS.

          IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN THIS DESCRIPTION OF THE BUSINESS OF FVC.COM, INC. (THE "COMPANY"), THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT") THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," ANTICIPATES," "EXPECTS," AND WORDS OF SIMILAR IMPORT. SUCH FORWARD-LOOKING STATEMENTS WILL HAVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE RISK FACTORS SET FORTH BELOW, UNDER "--OVERVIEW", "--RISK FACTORS" "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS FORM 10-K AS WELL AS THE RISK FACTORS SET FORTH IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-38755) DECLARED EFFECTIVE ON APRIL 29, 1998 (THE "REGISTRATION STATEMENT"). THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

OVERVIEW

         The Company provides high quality, cost-effective video networking solutions that integrate video with voice and data, over existing and Next Generation Internet ("NGI") network infrastructures. The Company combines its expertise in real-time network systems and video technology to extend the capabilities of Quality of Service ("QoS") across existing network architectures, including Internet Protocol ("IP"), Asynchronous Transfer Mode ("ATM") and Ethernet. A network based on an architecture that supports QoS can simultaneously carry multiple video streams, as well as voice and data. The Company's broad product line enables it to deliver end-to-end solutions for a wide range of enterprise video applications, such as distance learning, telemedicine, video marketing and video manufacturing. A critical element of the Company's technology is its Multimedia Operating Software ("MOS"), designed to guarantee network resources for real-time video applications in the presence of voice and data on any network capable of supporting QoS. The Company's high quality, easy-to-use video networking systems are scalable to multiple locations and thousands of users. The Company's solutions address its customers' requirements for high quality, interactive visual communications through a broad range of Internet video server and video access products. The Company was incorporated in California in October 1993 and reincorporated in Delaware in December 1997. The Company first shipped its video networking products in 1995.

         The Internet was originally designed to support delay-tolerant data transmission applications such as electronic mail. Until recently, the limited bandwidth and QoS capabilities of this first-generation Internet did not support the implementation of interactive visual applications. The enhanced communication enabled by interactive visual applications such as Internet video networking can provide significant benefits in a broad range of environments. These include distance learning, telemedicine, video marketing and video manufacturing. As a result, a broadband Internet to enable end users at remote locations to learn and work across networks -- interactively and in real time -- is becoming widely deployed. Network managers have begun to implement Internet and intranet networks with the considerably greater bandwidth and support for QoS required to enable Internet video networking applications. Current broadband network implementations include statewide ATM networks, campus and enterprise ATM backbones and ATM wide area networks ("WANs") using T1, DS-3, OC-3 and E-3 links.

         The Company has global original equipment manufacture ("OEM") relationships with Nortel Networks and Lucent Technologies ("Lucent"), and has established relationships with a number of value added resellers ("VARs") and systems integrators, including Electronic Data Systems ("EDS"), Bell Atlantic Network Integration ("BANI"), British Telecommunication plc ("BT"), France Telecom, International Business Machines ("IBM"), NEC Corporation, Ascend Communications Inc. ("Ascend") and Nippon Telephone and Telegraph ("NTT"). The Company has also built a network of international distributors to sell, service and support its products in more than 40 countries worldwide. The Company's solutions have been deployed by a broad range of educational institutions, corporations and government agencies, such as Virginia Tech (distance learning facilities); IBM (headquarters facility); British Airways (headquarters facility), and Shanghai Info Port (government metropolitan network).

         In August 1998, the Company acquired ICAST Corporation ("ICAST") for total consideration of approximately $7.6 million, including $1.8 million for the assumption of liabilities. Prior to the acquisition, ICAST was a privately held, development-stage company that had minimal revenues since its inception in May 1996. Since its inception, ICAST has been engaged in developing software designed for Internet and intranet broadcasting of real-time video, audio and data. The Company completed development of the ICAST technology and began shipping the resulting I-Studio product to address the IP streaming market in December 1998.

INDUSTRY BACKGROUND

         In recent years, deployment of the communications infrastructure that constitutes the Internet has evolved to meet the requirements of new and emerging Internet applications. Specifically, because the technologies employed were unable to differentiate between bursty data transmissions and broadcast video streams, the first generation Internet could not support high quality video networking applications. This situation limited the deployment and use of interactive applications that allow end users to simultaneously utilize high quality video and data applications.

         The need for a broadband Next Generation Internet (NGI) to enable end users at remote locations to work and learn across the network -- interactively and in real time -- is becoming widely accepted. The enhanced communication enabled by high quality video networking can provide significant benefits in a broad range of environments. All levels of educational institutions can utilize distance learning facilities to enable experts to teach in any classroom. Businesses can hold high quality, face-to-face meetings without time consuming travel. Sales professionals can deliver presentations to prospective customers in many cities in a single day. Hospitals can deploy telemedicine to enable a team of doctors in different locations to diagnose and treat patients remotely. Manufacturing companies can achieve efficiencies by offering real-time instruction and support for workers on the factory floor.

         Network managers have responded to the need to implement these types of applications by deploying intranet and Internet networks with considerably greater bandwidth and support for QoS. Additional bandwidth permits greater application scalability, and QoS provides the predictable latency essential for quality Internet video. Bell Atlantic Integration, Inc. ("BANI"), a network integrator driven by demands for multi-service networks, incorporated voice, data and video capabilities into its core network infrastructure. Similarly, the U.S. Federal Government has provided funding since early 1997 for the deployment of an NGI for applications such as distance learning. Additionally, Internet2, an Internet Engineering Task Force initiative, has provided new ways to implement QoS in an IP environment. Further, corporations are implementing high bandwidth QoS-capable, video-enabled intranets for learning and working in real time across their networks. Together, these implementations of advanced networking initiatives comprise what the Company defines as the NGI.

         The initial NGI networks are being deployed as statewide ATM networks. ATM-based transport for WANs allows implementation of high bandwidth networks based on architectures that support QoS, simultaneous multiple video streams, voice and data. Local area networks ("LANs") are typically based on Ethernet running the IP protocol and provide a means of connecting end-user equipment onto the NGI.

         To achieve broad market acceptance, a video networking solution for the NGI must offer high quality interactive video and access to live and stored video while seamlessly integrating voice and data traffic. An effective video networking solution must also be scalable, easy to use, cost-effective, and leverage an organization's existing investment in video equipment and in other network infrastructures, including the ability to extend ATM QoS characteristics to Ethernet and IP networks.

THE COMPANY'S SOLUTION

         The Company provides a high quality, cost-effective video networking solution for the enterprise that integrates video with voice and data over existing network infrastructures. A critical element of the Company's technology is its MOS software, designed to guarantee network resources for real-time video applications in the presence of voice and data on any network capable of supporting QoS. The Company combines its expertise in real-time network systems and video technology to extend the capabilities of QoS across existing network architectures, including IP, ATM and Ethernet. The Company's high quality, easy-to-use video networking systems are scalable to multiple locations and thousands of users. The Company's products can be grouped into three product categories:

             INTERACTIVE VIDEO - IP and ATM products that allow geographically distributed organizations to communicate through real-time, two-way videoconferencing.

             VIDEO STREAMING - IP and ATM streaming video products that deliver real-time video, audio and data streams across the Internet and intranets.

             NETWORK ACCESS - Flexible wide area network remote access switching systems that enable integration of voice, video and data on a single network.

THE COMPANY'S STRATEGY

         The Company's strategy is to enhance its leadership position in high quality, cost-effective, video networking solutions in Internet and intranet environments for education, business and governments. The key elements of the Company's strategy are:

         EXTEND LEADERSHIP POSITION IN VIDEO NETWORKING. The Company intends to extend its leadership position as a provider of end-to-end systems for the delivery of high quality video over networks that support QoS. By concentrating on its core competencies in real-time network systems, QoS and video technology, the Company believes it has the speed and flexibility to remain at the forefront of high quality video networking for the enterprise and continue to gain market share as demand for high quality video increases.

         EXTEND TECHNOLOGY BASE. The Company leverages current LAN and WAN infrastructures to provide a solution that is easy to deploy, easy to use and cost-effective. The Company's MOS software and system products allow the large installed base of interactive video equipment to operate on a wide range of transmission standards such as IP, Integrated Service Digital Network ("ISDN"), T1/E1 and ATM. The Company's products enable network managers to extend QoS across multiprotocol networks without changes to interface cards or wiring. The Company recently broadened its product line to support IP/Ethernet networks and MPEG-II systems for broadcast quality applications and to deliver high quality video over emerging IP/SONET networks.

         LEVERAGE AND BROADEN STRATEGIC RELATIONSHIPS. To penetrate the market quickly, the Company combines its core competencies in rapid product development and deployment with the resources of industry leaders to market, implement and support complex video applications on a global basis. The Company has established relationships with networking vendors, including Nortel Networks, IBM and Lucent, as well as vendors of video equipment, such as Accord, MMAC, Optibase, PictureTel, Polycom, VideoServer, VTEL and Zydacron. The Company has also established relationships with network integrators, such as BANI and Electronic Data Systems Corporation ("EDS"), and has an active program to establish additional OEM, co-developer, reseller and co-marketing relationships with technology leaders worldwide.

         MAINTAIN FOCUS ON LARGE INSTALLATIONS. The Company has been successful at focusing its selling efforts on large installations for applications such as learning in the higher education, K-12, corporate and government marketplaces, as well as for corporate meetings. These applications represent an attractive market segment due to their growth rates and QoS-capable infrastructures. The Company's marketing strategy is also oriented towards other vertical markets that share these characteristics, such as telemedicine, video marketing and real-time instruction and support. The Company expects to deliver video-networking solutions efficiently within each vertical market by replicating successful installations for similar end users.

         EXPAND GLOBAL DISTRIBUTION PRESENCE. The Company enjoys the benefit of the global distribution reach of its strategic partners, such as Nortel Networks. The Company also has regional representatives that market its products and/or use these products to offer video services in Europe and Asia, including companies such as BT, France Telecom, NEC Corporation, NTT, Telia AB in Sweden, Telenor Online AS in Norway and Telstra in Australia. The Company intends to continue to use a broad variety of global distribution channels to introduce and maintain the presence of its products in markets worldwide through a combination of OEMs, VARs and systems integrators.

THE COMPANY'S PRODUCTS AND TECHNOLOGY

         The Company offers an extensive line of products for the implementation of its high quality video solutions. The Company's video access products facilitate the connection of traditional room systems, desktop video equipment and personal computers to enterprise networks. The Company's video server products provide a range of critical video services such as multicasting, recording, storage and translation across the Internet and corporate intranets. At the center of the Company's product family is its MOS software that is designed to guarantee network resources for real-time video applications on any QoS-capable network.

         INTERACTIVE VIDEO PRODUCTS

         The Company's interactive video networking products enable the use of video to communicate anywhere in the world through private and public WAN infrastructures. The fully integrated, managed conferencing product line supports multiple videoconferencing standards including ISDN (H.320), IP (H.323), and ATM (H.321 and H.310) to offer a range of quality levels for different applications.

         VIDEO ACCESS NODE (VaN) - Flexible MPEG-2 videoconferencing system for point-to-point and multi-point conferences.

         V-ROOM - Interface that attaches room systems from various vendors to an ATM network.

         VC-NIC - Interface that attaches PCs, room systems and multi-point videoconferencing bridges to an ATM network.

         V-GATE - Multi-standard gateway that provides transparent bridging between ISDN, ATM and IP networks.

         V-CONFERENCE - Multi-point conferencing bridge that allows several sites to participate simultaneously in a single videoconference.

         VIDEO LOCATOR SERVICE - Web-based server that allows viewers to see and manage videoconferences.

         STREAMING VIDEO PRODUCTS

         The Company's streaming video products deliver real-time video, audio, and data streams across enterprise intranets and the Internet. In contrast to interactive (two-way) video, streaming video enables one-way applications such as video on demand for corporate communications. With these products, high quality, full-screen, full-motion video can be delivered to everyone in an organization.

         I-STUDIO - Network device that allows the recording, storage and playback of video over IP networks.

         I-TV VIEWER AND GUIDE - Client software for finding and viewing broadcast and stored MPEG-1, H.261, and H.263 streams.

         I-RELAY - Bridge for relaying MPEG-1, H.261 and H.263 multicast streams over unicast network.

         I-RECORDER - Server that provides MPEG-1, H.261 and H.263 storage, broadcast and video-on-demand playback for IP networks.

         I-CASTER - Server for H.261 and H.263 broadcast on IP networks.

         I-METER - Performance monitoring and usage analysis application for streaming video on IP networks.

         V-CACHE - Storage and playback device for MPEG-1 and MPEG-2 streams over ATM backbones. Support for QoS and a distributed architecture storage server provide the scalability required by service providers.

         V-CASTER - MPEG-1 and MPEG-2 broadcast server for ATM backbones. Full support for QoS and IP multicast assures the highest video quality.

         MULTIMEDIA OPERATING SOFTWARE (MOS) - PC client software for viewing streams in MPEG-1, MPEG-2, AVI and other popular formats.

         VIDEO MANAGER - Web interface that allows users to view and manage video streams over multiple streaming servers

         MULTISERVICE WAN ACCESS PRODUCTS

         ACCESS NGI - Flexible and modular WAN Access Switch system designed to extend QoS to branch and remote office environments. Comprehensive support is provided for interconnecting a wide range of video, voice and data networking equipment, including PBX's, Routers and Videoconferencing systems. Currently available modules include the following capabilities:

         Data Networking - OC-3 ATM, 25Mb/s ATM, 10Base-T, 100Base-T, ATM DXI, IP Routing.

         Video Networking - H.320 Room Systems, H.323 Desktops, H.321, V-Ether 10Base-T & 100Base-T.

         Voice  Networking  -  Digital  PBX, Analog PBX, Analog Handsets.

         WAN Access - T1, T1 IMA, High Speed Serial, OC-3 WAN, DS-3, E3, E1.

         Typical applications for the Access NGI include distance learning, internet access and voice call trunking in educational, government and corporate environments.

MARKETING, SALES AND CUSTOMER SUPPORT

         The Company believes that significant growth areas for its video networking products are in education, government and business environments. The Company's products take advantage of QoS-capable broadband networks being implemented in these environments to achieve high quality video transmission.

         The Company markets its products to business customers, government users and educational providers through its internal sales force and indirect sales channels. The Company's internal sales force uses the Company's video technology to directly qualify and stimulate end-user demand, as well as to manage the Company's strategic relationships with OEMs, VARs and systems integrators. Large portions of the Company's sales to date have been fulfilled through the Company's OEMs, including Nortel Networks. Sales through Nortel Networks (including Bay Networks) represented approximately 39% of the Company's total sales in 1998, 64% in 1997 and 29% in 1996. OEMs either sell and install the Company's products directly or work with leading systems integrators to sell and install the Company's products. Systems integrators qualified to sell and install the Company's products include BANI, BT,EdgeNet Technologies, Inc., EDS, France Telecom, GTE Corporation, Global Telemedics, IBM, NTT, NEC Corporation and Telstra.

         In addition to its global OEM relationships with Nortel Networks and Lucent, the Company maintains a network of distributors in Europe and Asia licensed to sell its products under the FVC.COM name. The Company's international distributors are known as FVC.COM France and Spain, which are operated by Tekelec Airtronic GmbH; and FVC.COM Asia, Benelux, Germany, Nordic, Korea and the United Kingdom, which are operated by private companies. The Company opened offices in Japan and Australia in 1999. In the years ended December 31, 1998, 1997 and 1996, approximately 21%, 20% and 36%, respectively, of the Company's sales were generated from customers outside of North America.

         The Company provides service and support to its customers through its OEMs, distributors and resellers in more than 40 countries worldwide. The Company employs a support model that trains its business partners to identify and resolve basic problems (level one and level two support). The Company provides level three technical support to its OEMs and VARs.

RESEARCH AND DEVELOPMENT

         Since its inception, the Company has recognized that a strong technical base is essential to its long-term success and has made a substantial investment in research and development. To date, the Company has aggressively brought a wide range of products into the marketplace. The Company intends to make substantial investments in product development and to participate in the development of industry standards. The Company monitors changing customer needs and works closely with its OEM partners, end-user customers and market research organizations to track changes in the marketplace, including emerging industry standards in both networking and video. The Company intends to maintain its focus on broadening its product line to include emerging video technologies, such as MPEG-II at the high end and IP video at the low end.

         The Company's research and development expenditures totaled $9.5 million, $5.4 million and $2.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company performs its research and product development activities at its headquarters in Santa Clara. The Company also hires engineers located in India on a contract basis from time to time.

COMPETITION

         The video networking industry is becoming increasingly competitive. The Company believes that its principal competitive advantage in the video networking market is the ability to provide easy-to-use, cost-effective, high quality video networking solutions that integrate video with voice and data, while leveraging existing network infrastructures. Working at the intersection of the video and networking markets provides the Company with the potential to establish strategic relationships with a wide range of companies. However, this also results in competition from many companies in certain segments of the video networking area.

         As an end-to-end, high quality ATM-based video networking solution, the Company's products face actual and potential competition in different market segments. The Company's most direct competitors that currently offer video networking over ATM include FORE Systems, Inc. ("FORE"), Newbridge Networks Corporation ("Newbridge"),Tektronix, Inc. and Cisco Systems. The Company's products also compete with systems based on other technologies, such as the ISDN-based video networking products offered by Madge Networks N.V. ("Madge"). The Company's technology licensing agreement with IBM has resulted in products that may compete with products sold by companies such as Newbridge in the high-end H.310 interactive video market. In video storage, the Company's V-Cache products face competition from companies that also offer high-performance servers to store video, such as Silicon Graphics, Inc. ("SGI"), Starlight Networks, Inc. ("Starlight"), Sun Microsystems, Inc. ("Sun") and The Network Connection ("TNC"). In the video broadcast area, the Company's products also compete with systems and software products of companies that provide streamed video over IP/Ethernet networks, such as Optivision, Inc. ("Optivision"). The Company faces potential competition from large companies that have products in related areas, such as Microsoft Corporation ("Microsoft") and Intel Corporation ("Intel"). The Company could encounter new competition if companies that distribute the Company's products, or make interactive video equipment that is used together with the Company's products, develop or acquire video networking technologies or products.

         The Company's principal method of competition is product performance. To compete effectively, the Company must continue to offer an end-to-end solution, provide high-performance products that comply with applicable standards and are easy to use, and expand its product distribution channels domestically and internationally. There can be no assurance that the Company will be able to compete effectively on these bases.

MANUFACTURING

         The Company uses third-party manufacturers to perform materials planning, production scheduling, mechanical assembly, board testing, system integration, burn-in and final system testing of its products. The

Company currently outsources manufacturing to Smartflex Systems, Inc. ("Smartflex")(which recently acquired Tanon Manufacturing, Inc., the Company's former manufacturer), Empac International Corporation ("Empac") and PCB Assembly Corporation ("PCB") as turnkey manufacturers of certain products. The Company's operations staff develops manufacturing strategies and qualifies manufacturing processes and suppliers. The Company and its contract manufacturers work together to reduce manufacturing costs and to resolve quality control issues. The manufacturer ships the products directly to the customer without any further testing by the Company. The Company's manufacturing strategy enables it to leverage the manufacturing capabilities of its third-party manufacturers, while allowing the Company to focus on its core competencies of rapid product development and deployment. If one or more of the Company's manufacturers experiences quality or other problems, product shipments by the Company may be delayed. If the Company is required to replace its manufacturers, such a change could result in short-term cost increases and delays in delivery that could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains a safety stock of critical components and reserve inventory that would not be sufficient to meet increases in demand occurring simultaneously with delayed deliveries from manufacturers.

INTELLECTUAL PROPERTY

         The Company believes that its future success depends primarily upon its ability to rapidly bring new products to market, enabling it to remain at the forefront of high quality video networking. The Company's success and ability to compete in the networking industry also depends, in part, upon its ability to protect its proprietary technology and operate without infringing the proprietary rights of others.

         The Company does not rely on patent protection for, and does not hold any patents relating to, its products. In addition, the Company's adherence to industry-wide technical standards and specifications may limit its opportunities to provide proprietary product features capable of protection. The Company currently relies upon a combination of trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The Company also enters into confidentiality and invention assignment agreements with its employees and enters into non-disclosure agreements with its suppliers, distributors and customers to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will be sufficient to deter misappropriation of the Company's proprietary technologies or that independent third parties will not develop similar or superior technologies. The development of alternative technologies by third parties could adversely affect the competitiveness of the Company's products. In addition, the laws of some countries do not provide the same degree of protection of the Company's proprietary information as do the laws of the United States.

         The commercial success of the Company will also depend, in part, on its ability to obtain licenses to third-party technology and on the Company not breaching its existing and future licenses of third-party technology used in certain of the Company's products. The Company entered into a license agreement for certain technology with Advanced Telecommunications Modules Limited ("ATML") in February 1994. The agreement provides the Company with a perpetual non-exclusive license and can be terminated by either party upon 60 days notice for material breach. In addition, the Company entered into a non-exclusive technology license agreement with IBM in October 1997 for IBM's Video Access Node ("VAN") technology. IBM may terminate this agreement for material breach by the Company. In addition, IBM has the right to acquire any Company intellectual property based on the licensed technology under certain circumstances, including a material breach by the Company.

EMPLOYEES

         As of December 31, 1998, the Company employed approximately 100 individuals full-time. In addition, the Company employs a number of temporary contract employees. The Company's employees are not represented by a collective bargaining agreement. The Company believes its relationships with its employees are good.

         In keeping with its philosophy to concentrate on its core competencies, the Company contracts with third parties for data processing, accounting and human resource functions.

YEAR 2000 COMPLIANCE

         The Company uses a significant number of computer software programs and operating systems in its internal operations, as well as in its products. The use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the Year 2000 and lead to significant business delays and disruptions. While the Company believes that the software applications that it uses or has developed are Year 2000-compliant, to the extent that any of these software applications contain source code that is unable to appropriately interpret the upcoming calendar Year 2000, some level of modification or possible replacement of such source code or applications may be necessary. The Company has analyzed the software applications that it uses or has developed and, as a result, the Company at this time does not anticipate any significant expense in ensuring that they are Year 2000-compliant. However, until the Year 2000 arrives, the Company cannot be absolutely certain that its analysis is correct. Additionally, there can be no assurance that the Company's suppliers, vendors or other enterprises with which the Company interacts are or will be Year 2000- compliant. Failure of these third-party enterprises to achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations. See also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."

RISK FACTORS

         In addition to the other information provided in this report, the following risk factors, and the risk factors set forth in the Company's Registration Statement, should be considered in evaluating the Company and its business.

         LIMITED OPERATING HISTORY:  CUMULATIVE LOSSES; STOCK PRICE

         The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company was incorporated in October 1993 and first shipped its video networking products in 1995. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets and companies experiencing rapid growth and expansion. To address these risks, the Company must, among other things, continue to achieve market acceptance for its products, maintain technological leadership, respond to evolving markets and competition, and attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in addressing these risks.

         As of December 31, 1998, the Company had an accumulated deficit of $22.6 million. In addition, as of December 31, 1998, the Company had gross deferred tax assets of approximately $7.3 million, consisting primarily of net operating loss carryforwards. Based on a number of factors, including the lack of a history of profits and the fact that the Company competes in a developing market that is characterized by rapidly changing technology, management believes that it is more likely than not that the Company will not be able to realize its deferred tax assets, and thus a full valuation reserve has been recorded as of December 31, 1998. The Company's ability to achieve a consistent, profitable level of operations depends on a number of factors, many of which are beyond the control of the Company.

         The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

         POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

         The Company has experienced, and will in the future experience, fluctuations in revenues, gross margins and operating results. The Company's gross margins have historically fluctuated from period to period and are expected to continue to fluctuate in the future. Gross margins are significantly influenced by a variety of factors, including product mix, percentage of revenues derived from OEMs versus distributors or resellers, pricing within the video networking industry and the prices of significant components used in the Company's products.

         Various factors, in addition to those discussed above, contribute to the fluctuations in revenues, gross margins and operating results, including the Company's success in accurately forecasting demand for new orders (which may have short lead-times before required shipment), new product introductions and price reductions by competitors and the efforts of OEMs, distributors, resellers, contract manufacturers and component suppliers on behalf of the Company.

         MARKET ACCEPTANCE OF VIDEO NETWORKING

         The Company's success depends on the market acceptance of video networking. Potential end-users must accept video applications as a viable alternative to face-to-face meetings and conventional classroom based learning. New applications, such as the use of video in marketing, selling and manufacturing, are still in the development stage. If video networking fails to achieve broad commercial acceptance or such acceptance is delayed, the Company's business, financial condition and results of operations could be materially adversely affected.

         DEPENDENCE ON DISTRIBUTION RELATIONSHIPS

         The Company currently sells through OEMs, distributors and resellers ("distribution relationships"). The Company's future performance will depend in large part on sales of its products through its distribution relationships, such as Nortel Networks (including Bay Networks), Lucent Technologies and other key partners. During the year ended December 31, 1998, Nortel Networks (including Bay Networks) was the Company's most significant OEM, representing 39% of the Company's revenues.

         Agreements with Nortel Networks and other distribution partners generally provide for discounts based on the Company's list prices, and do not require minimum purchases. These agreements do not restrict development or distribution of competitive products. Therefore, some of the entities that distribute the Company's products may compete with the Company. The Company cannot assure that an OEM, distributor or reseller will dedicate sufficient resources or give sufficient priority to selling the Company's products. The Company depends on its distribution relationships for most customer support, and expends significant resources to train its OEMs, distributors and resellers to support their customers.

         As a result of the concentration of the Company's customer base, loss of business or cancellation of orders from any of these customers, significant changes in scheduled deliveries to any of these customers, or decreases in the prices of products sold to any of these customers, could have a material adverse effect on the Company's results of operations.

         LIMITED NUMBER OF LARGE PROJECTS; LENGTHY SALES AND IMPLEMENTATION
CYCLE

         The Company depends on a limited number of large end-user projects for a majority of its revenues, which has resulted in, and may in the future result in, significant fluctuations in quarterly revenues. The Company expects that revenues from the sale of products to large end-users will continue to account for a significant percentage of its revenues in any particular quarter for the foreseeable future. Additionally, a significant portion of the Company's sales of video networking products has historically been to government-related agencies, such as military and educational institutions, or third parties using the Company's products on behalf of government agencies. Such government-related customers are often subject to budgetary pressures and may from time to time reduce their expenditures and/or cancel orders. The loss of any major customer, or any reduction or delay in orders by such customer, or the failure of the Company or its distribution partners to market the Company's products successfully to new customers could have a material adverse effect on the Company's business, financial condition and results of operations.

         Sales of the Company's products require an extended sales effort. The Company must first train the entities with which it has distribution relationships to market the Company's products. The period from an initial sales call to an end-user agreement typically ranges from six to twelve months, and can be longer. Therefore, the timing of revenues may be unpredictable. This could have a material adverse effect on the Company's business, financial condition and results of operations.

         RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS

         Rapid technological change and evolving industry standards characterize the markets for the Company's products. The Company's success will depend, in part, on its ability to maintain its technological leadership, enhance and expand its existing product offerings, and develop and introduce in a timely manner new products that achieve market acceptance. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The Company has experienced delays in the introduction of new products in the past and may experience such delays in the future.

         As technology changes, the Company's success will also depend in part upon its ability and the ability of its strategic partners to comply with evolving industry standards. As standards evolve, the Company must modify its products, or develop and support new versions of its products. The failure of the Company's products to comply, or delays in achieving compliance, with various evolving industry standards could delay introduction of the Company's products. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products noncompetitive or obsolete.

         The inability of the Company to respond effectively to technological changes, or to comply with the various existing and evolving industry standards, or product announcements by competitors, could have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE ON SUPPLIERS

         Several critical components used in the Company's products, including certain custom and programmable semiconductors such as the Pisces ASIC, the SESAR ASIC, Strong ARM and an ATM adapter, are currently available only from Lucent, Integrated Telecom Technology, Inc. ("IgT"), Integrated Device Technologies, Inc. ("IDT"), and Intel, respectively. The Company does not have long-term agreements with these suppliers, and they are not obligated to provide components to the Company for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Qualifying additional suppliers is a time consuming and expensive process, and there is a greater likelihood of problems arising during a transition period to a new supplier. There can be no assurance that the existing suppliers will continue to meet the Company's requirements for these components. Any interruption in the supply of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable period of time, or any excessive rework costs associated with defective components or process errors, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company uses a product sales forecast based on anticipated product orders to determine its components requirements. As a result of the relatively short lead-time on certain orders, however, this forecast may not be accurate. Certain components used in the Company's products require an order lead-time of up to 16 weeks. Failure of the Company to predict accurately its required quantities of these components could result in shipment delays. The Company has from time to time experienced shortages of certain other key components. There can be no assurance that the Company will not experience shortages in component supplies in the future, which could have a material adverse affect on the Company's business, financial condition and results of operations.

         INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS

         The Company is subject to the risk of litigation alleging infringement of third party intellectual property rights from both its licensed and proprietary technology. A number of companies have developed technologies or received patents on technologies that may be related to or be competitive with the Company's technologies. The Company has not conducted a patent search relating to the technology used in its products and holds no patents. The defense of any lawsuit could be time-consuming and expensive and result in damages, license fees, royalty payments and/or restrictions on the Company's ability to sell its products, any of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

         DEPENDENCE  ON  THIRD  PARTIES  FOR MANUFACTURING

         The Company currently outsources the manufacturing of its products. The Company relies on three vendors, Smartflex, Empac and PCB, to manufacture certain of its products. If one or more of these manufacturers experiences quality or other problems, product shipments by the Company may be delayed. The Company has experienced such delays in the past and may experience delays in the future. If the Company is required to find replacements for its manufacturers, such change could result in short-term cost increases and delays in delivery, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains a safety stock of critical components and reserve inventory that would not be sufficient to meet increases in demand occurring simultaneously with delayed deliveries from manufacturers. There can be no assurance that the Company will be able to negotiate acceptable arrangements with its existing or future manufacturers, or if negotiated, that such arrangements will be on terms favorable to the Company.

         DEPENDENCE ON KEY PERSONNEL

         The Company's success is significantly dependent on the contributions of a number of its key personnel. Key personnel include Ralph
K. Ungermann, Chairman of the Board of Directors, Richard M. Beyer, Chief Executive Officer and President, and Allwyn Sequeira, Vice President, Engineering and Chief Technical Officer. The loss of the services of Messrs. Ungermann, Beyer or Sequeira could have a material adverse effect on the Company. With the exception of Mr. Beyer, none of the Company's employees, including its senior management, is bound by an employment or non-competition agreement, and the Company does not maintain "key person" life insurance on any employee.

         CONTROL BY INSIDERS

         The Company's executive officers, directors and their affiliates beneficially own approximately 4,739,982, or 28.6%, of the outstanding shares of common stock. As a result, such persons may have the ability to effectively control the Company and direct its affairs and business, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of such stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of common stock.

ITEM 2.  PROPERTIES.

         The Company is headquartered in Santa Clara, California, where it leases approximately 48,000 square feet of space that houses administrative, sales and marketing, customer service and product development activities. The space is leased under operating leases that expire in 2005. Rental expense under these facility leases for the year ended December 31, 1998 was approximately $511,000. The Company believes that its existing facilities are adequate to meet current needs.

ITEM 3.  LEGAL PROCEEDINGS.

         On or about April 9, 1999, several purported class action suits were filed in the U.S. District Court for the Northern District of California alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company's reporting of its financial results for the period ended December 31, 1998. These actions have just been commenced, and no trial dates have been set. Accordingly, management cannot predict with certainty the ultimate resolution of these lawsuits. However, management believes that the Company has meritorious defenses to these actions, and the Company intends to defend itself vigorously. In addition, the Company maintains directors and officers liability insurance coverage that management believes is applicable to the claims contained in these lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The Company's common stock is traded on the Nasdaq National Market under the symbol "FVCX." Public trading of the common stock commenced on April 29, 1998. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the Nasdaq National Market.

                                                          HIGH              LOW
        1998
        Second Quarter (from April 29, 1998)               $17             $9-1/2
        Third Quarter                                    $17-3/4           $7-1/2
        Fourth Quarter                                     $19            $7-13/16

         As of March 31, 1999 there were approximately 250 holders of record of the Company's common stock. On March 31, 1999, the last sale price reported on the Nasdaq National Market System for the Company's common stock was $12.75 per share.

         The Company has never declared or paid any cash dividends on its capital stock. The Company intends to retain any future earnings to support operations and to finance the growth and development of the Company's business and does not anticipate paying cash dividends for the foreseeable future.

         (b) The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933, as amended (File No. 333-38755), was April 29, 1998 (the "Registration Statement"). The class of securities registered was common stock and all securities registered were sold in the offering. The managing underwriters for the offering were BancAmerica Robertson Stephens (now known as BancBoston Robertson Stephens), Bear, Stearns & Co. Inc. and Hambrecht & Quist LLC. Pursuant to the Registration Statement, the Company sold 3,132,000 shares of its common stock for an aggregate offering price of $40,716,000. Also pursuant to the Registration Statement, certain selling stockholders of the Company sold 180,000 shares of common stock of the Company for an aggregate offering price of $2,340,000.

         In connection with the offering, the Company incurred expenses of approximately $4.7 million, of which approximately $2.9 million represented underwriting discounts and commissions and approximately $1.8 million represented other expenses related to the offering. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company and the selling stockholders after total expenses were $36.1 million and $2.2 million, respectively.

         Through December 31, 1998, the Company used $6.9 million of the net proceeds from the offering to repay outstanding indebtedness, including $2.3 million for the outstanding balance under its working capital line of credit and $2.6 million for the outstanding balance of the loan from Hambrecht & Quist Guarantee Finance, LLC described in Item 7, and $29.2 million for working capital and general corporate purposes. The use of the proceeds from the offering did not represent a material change in the use of the proceeds described in the Registration Statement.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table presents summary selected historical data of the Company as of and for each of the five years in the period ended December 31, 1998.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------------------------
                                                                    1998          1997          1996          1995          1994
                                                                  --------      --------      --------      --------     ---------
                                                                                (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
   Revenues ..............................................        $ 37,251      $ 18,771      $ 12,093      $  3,670     $     --
   Cost of revenues ......................................          19,220        10,466         6,547         2,874           --
                                                                  --------      --------      --------      --------     ---------
     Gross profit ........................................          18,031         8,305         5,546           796           --
                                                                  --------      --------      --------      --------     ---------

   Operating expenses:

     Research and development ............................           9,463         5,420         2,930         2,582        1,208
     Selling, general and administrative .................          11,878         6,997         4,886         3,603        1,419
     Acquired in-process research and development ........           4,664            --            --            --           --
                                                                  --------      --------      --------      --------     ---------
     Total operating expenses (1) ........................          26,005        12,417         7,816         6,185        2,627
                                                                  --------      --------      --------      --------     ---------
   Loss from operations ..................................          (7,974)      (4,112)       (2,270)        (5,389)      (2,627)

   Other income (expense), net ...........................             (42)         (216)           27            79           46
                                                                  --------      --------      --------      --------     ---------
   Net loss ..............................................          (8,016)     $ (4,328)     $ (2,243)       (5,310)      (2,581)

   Net loss per share:
     Basic (2) ...........................................           (0.69)        (1.44)        (1.14)        (5.30)    $ (13.95)
     Diluted (2) .........................................           (0.69)        (1.44)        (1.14)        (5.30)    $ (13.95)

   Shares used to compute net loss per share:
     Basic (2) ...........................................          11,541         3,012         1,974         1,001          185
     Diluted (2) .........................................          11,541         3,012         1,974         1,001          185

                                                                                               DECEMBER 31,
                                                                  ----------------------------------------------------------------
                                                                    1998          1997          1996          1995          1994
                                                                  --------      --------      --------      --------     ---------
                                                                                             (in thousands)
   CONSOLIDATED BALANCE SHEET DATA:
     Cash, cash equivalents and short-term investments ...        $ 26,748      $  2,500      $    676      $  2,787     $  2,699
     Working capital .....................................          32,939         1,891         1,046         1,452        2,410

     Total assets ........................................          51,165        11,104         5,432         4,516        2,998
     Total debt ..........................................           1,665         3,466         1,312           392           --
     Accumulated deficit .................................         (22,550)      (14,534)      (10,206)       (7,963)      (2,653)
     Total stockholders' equity ..........................          38,613         1,909         2,074         2,017        2,619

-------------------
(1) Operating expenses include non-cash employee stock compensation charges of $1.1 million, $1.1 million and $339,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 8 OF THIS FORM 10-K. IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN THIS ITEM, THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," ANTICIPATES," "EXPECTS," AND WORDS OF SIMILAR IMPORT. SUCH FORWARD-LOOKING STATEMENTS WILL HAVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE RISK FACTORS SET FORTH ABOVE IN "BUSINESS--OVERVIEW", "BUSINESS--RISK FACTORS", THE RISK FACTORS SET FORTH IN THIS ITEM AND ELSEWHERE IN THIS FORM 10-K AS WELL AS THE RISK FACTORS SET FORTH IN THE COMPANY'S REGISTRATION STATEMENT. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN

OVERVIEW

         The Company provides high quality, cost-effective video networking solutions that integrate video with voice and data over existing network infrastructures. The Company's products enable end-to-end video in a wide range of room and desktop environments for video applications such as distance learning, distance meetings and distance medicine. The Company was incorporated in California in October 1993 and reincorporated in Delaware in December 1997. The Company first shipped its video networking products in 1995.

         The Company markets its products to business customers, government users and educational providers through its internal sales force and indirect sales channels. A large portion of the Company's sales to date have been fulfilled through the Company's OEMs, including Nortel Networks. Sales through Nortel Networks (including Bay Networks) represented approximately 39% of the Company's total sales in 1998, 64% in 1997 and 29% in 1996. These OEMs either sell and install the Company's products directly or work with leading systems integrators to sell and install the Company's products. Systems integrators qualified to sell and install the Company's products include BANI, BT, EDS, France Telecom, GTE Corporation, Global Telemedics, NTT, IBM, NEC Corporation and Telstra.

         In addition to its global OEM relationship with Nortel Networks and Lucent, the Company maintains a network of distributors in Europe and Asia licensed to sell its products under the FVC.COM name. The Company's international distributors are known as FVC.COM France and Spain, which are operated by Tekelec Airtronic GmbH; and FVC.COM Asia, Benelux, Germany, Nordic, Korea and the United Kingdom, which are operated by private companies. The Company opened offices in Japan and Australia in 1999. In the years ended December 31, 1998, 1997 and 1996, approximately 18%, 20% and 36%, respectively, of the Company's sales were generated from customers outside of North America. The Company expects that direct sales from shipments to customers outside of North America will continue to represent a significant portion of its future revenues. In addition, the Company believes that a small portion of its sales through Nortel Networks and other distribution partners is sold to international end-users. Revenues from the Company's international operations are subject to various risks. To date, the Company has not engaged in any foreign currency hedging activity.

         Revenues are recognized upon shipment of product to customers, provided no significant obligations remain, collectibility is probable and returns are estimable. Revenues from sales to certain of the Company's resellers are subject to agreements allowing rights of return and price protection. In such cases, the Company provides reserves for estimated future returns and credits for price protection upon revenue recognition. Such reserves are estimated based upon historical rates of returns and allowances, reseller inventory levels, the Company's estimates of sell through by resellers and other related factors. Actual results could differ from these estimates. In the event of inability to estimate returns from any reseller, the Company defers revenue recognition until the reseller has sold through the products.

          Advance payments received from customers and gross margin deferred with respect to sales to resellers wherein the Company does not have the ability to estimate returns are recorded as deferred revenue. At December 31, 1998, deferred revenue was $3.9 million, a significant portion of which related to approximately $7.1 million of FVC.COM product inventory held at Nortel Networks, for which the Company will recognize revenue when Nortel has sold through such inventory because of the Company's inability to estimate returns associated with such inventory.

         Nortel has recently communicated to the Company its desire to move to a drop ship model, in which case Nortel will not carry any inventory of the Company's products. The Company's contract with Nortel Networks will expire in May 1999 and the Company is currently actively negotiating with Nortel the terms of a new contract with the drop ship model.

         ICAST ACQUISITION. In August 1998, the Company acquired ICAST for total consideration of approximately $7.6 million, including $1.8 million for the assumption of liabilities. Prior to the acquisition, ICAST was a privately held, development-stage company that had minimal revenues since its inception in May 1996. Since its inception, ICAST has been engaged in developing software designed for Internet and intranet broadcasting of real-time video, audio and data.

         Revenues for 1998 were $37.3 million, an increase of 98 percent over revenues of $18.8 million in 1997. Pro forma net loss for 1998 was $3.4 million (excluding a one-time charge relating to the acquisition of ICAST), or $0.29 per diluted share, compared with a net loss of $4.3 million for 1997. Including the acquisition charge, the net loss for 1998 was $8.0 million, or $0.69 per diluted share.

RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. The data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                              1998           1997            1996
                                                                            --------       --------        --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues ........................................................            100.0%         100.0%          100.0%
Cost of revenues.................................................             51.6%          55.8%           54.1%
                                                                           --------       --------        --------
     Gross profit................................................             48.4%          44.2%           45.9%
                                                                           --------       --------        --------
Operating expenses:
     Research and development....................................             25.4%          28.9%           24.2%
     Selling, general and administrative.........................             31.9%          37.2%           40.4%
     Acquired in-process research and development................             12.5%             0%              0%
                                                                           --------        -------         -------
         Total operating expenses (1)............................             69.8%          66.1%           64.6%
                                                                           --------       --------        --------
Operating loss...................................................            (21.4%)        (21.9%)         (18.7%)
Other income (expense), net......................................             (0.1%)         (1.2%)           0.2%
                                                                           --------       --------        --------
Net loss                                                                     (21.5%)        (23.1%)         (18.5%)
                                                                           --------       --------        --------
                                                                           --------       --------        --------

(1) Operating expenses include non-cash employee stock compensation charges of $1,065,000 (2.9% of total revenues), $1,137,000 (6.1% of total revenues) and $339,000 (2.8% of total revenues) for the years ended December 31, 1998, 1997 and 1996, respectively.

         REVENUES. Revenues increased 98%, rising to $37.3 in 1998, from $18.8 million in 1997 and $12.1 million in 1996. The increase in revenues in both 1998 and 1997 resulted from higher unit shipments due to wider acceptance of the Company's products as a result of marketing efforts of the Company and its strategic partners. Revenues attributable to the acquisition of ICAST were immaterial in 1998. Sales through Nortel Networks (including Bay Networks) increased 25.6%, rising to $15.7 million in 1998, from $12.5 million in 1997 and $3.7 million in 1996.

         GROSS PROFIT. Gross profit consists of revenues less the cost of revenues, which consists primarily of costs associated with the manufacture of the Company's products by outside manufacturers and related costs of freight, inventory obsolescence, royalty and warranty. These manufacturers procure the majority of materials, except for certain key components that the Company purchases from third-party vendors.

         Gross profit increased 117%, rising to $18.0 million in 1998 from $8.3 million in 1997 and $5.5 million in 1996. Gross margin (gross profit as a percentage of revenues) increased to 48.4% in 1998 from 44.2% in 1997 and 45.9% in 1996. The increases in gross profit in 1998 over 1997, and in 1997 over 1996, were primarily due to the related increases in revenues. The increase in gross margin for 1998 over 1997 was primarily due to a shift in product mix to higher margin products, an increase in the percentage of total revenues derived from higher margin reseller channels and decreases in product costs for certain of the Company's products. Gross margin was relatively constant in 1997 versus 1996.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, cost of contracts and outside consultants, supplies and material expenses, equipment depreciation and overhead costs. Research and development expenses increased 75%, rising to $9.5 million in 1998, from $5.4 million in 1997 and $2.9 million in 1996. As a percentage of total revenues, research and development expenses decreased to 25.4% in 1998 from 28.9% in 1997 and 24.2% in 1996. The increases in absolute dollars in 1998 over 1997 and 1997 over 1996 were principally due to the hiring of additional engineers and consultants for product development, including personnel costs in 1998 associated with hiring additional engineers in connection with the ICAST acquisition. Research and development expenses include non-cash compensation charges relating to the Company's employee stock plans of $476,000 in 1998, $506,000 in 1997 and $174,000 in 1996. The decrease from 1997 to 1998 in research and development expenses as a percentage of revenues was due to the relatively greater increase in revenues for 1998 compared to research and development expenses for 1998. The Company believes that research and development expenses will continue to increase in absolute dollars for the foreseeable future. However, such expenses will fluctuate depending on various factors, including the status of development projects.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such expenses also include costs of outside contractors, advertising, trade shows and other marketing and promotional expenses. Selling, general and administrative expenses increased 70%, rising to $11.9 million in 1998 from $7.0 million in 1997 and $4.9 million in 1996. As a percentage of total revenues, selling, general and administrative expenses decreased to 31.9% in 1998 from 37.2% in 1997 and 40.4% in 1996. The increase in absolute dollars in 1998 over 1997 and 1997 over 1996 was the result of the expansion of the Company's sales and marketing infrastructure, as well as higher marketing costs associated with advertising and promotional activities, and higher selling costs related to the increases in revenues. Selling, general and administrative expenses include non-cash compensation charges relating to the Company's employee stock plans of $589,000 in 1998, $631,000 in 1997 and $165,000 in 1996. The decrease from 1997 to 1998 in selling, general and administrative expenses as a percentage of revenues was due to the relatively greater increases in revenues for 1998 compared to selling, general and administrative expenses for 1998. The Company anticipates that selling, general and administrative expenses will continue to increase in absolute dollars in the foreseeable future as the Company expands its selling and marketing efforts and continues to incur the administrative costs associated with a publicly held company.

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In August 1998, the Company acquired ICAST for total consideration of approximately $7.6 million, including $1.8 million for the assumption of liabilities. Prior to the acquisition, ICAST was a privately held, development-stage company that had minimal revenues since its inception in May 1996. Since its inception, ICAST has been engaged in developing software designed for Internet and intranet broadcasting of real-time video, audio and data. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of ICAST are included in the Consolidated Financial Statements from the date of acquisition.

         Initially approximately $6.2 million of the total purchase price of ICAST was allocated to the value of in-process research and development ("IPR&D") and was charged to the Company's operations in the third quarter ended September 30, 1998. Since the acquisition, and as a result of the recent views expressed by Securities and Exchange Commission (the "SEC") staff, as discussed below, the Company has reduced its estimate of the amount allocated to IPR&D as a result of the ICAST acquisition by $1.5 million to $4.7 million for the year ended December 31, 1998 and allocated $2.5 million to goodwill and other identified intangibles. As a result of the reduction in the IPR&D charge, amortization of intangibles increased by $116,000, from $56,000 to $172,000, and the basic and diluted net loss per share decreased from $0.82 to $0.69 for the year ended December 31, 1998.

         The amount allocated to IPR&D and intangible assets in the third quarter of 1998 was made in a manner consistent with widely recognized appraisal practices at the date of acquisition. Subsequent to the acquisition, however, the SEC staff expressed views that took issue with certain appraisal practices generally employed in determining the fair value of the IPR&D that was the basis for the Company's measurement of its IPR&D charge.

The charge of $6.2 million, as first reported by the Company, was based upon the work of an independent valuation firm that had utilized the methodologies the SEC has since announced it does not consider appropriate.

         As a result of computing IPR&D using the SEC's current preferred methodology, the Company, in consultation with its independent accountants, decided to revise the amount originally allocated to IPR&D. The Company has revised earnings for the third quarter of 1998 and will amend its Report on Form 10-Q for the quarter ended September 30, 1998 and its Report on Form 8-K/A previously filed with the SEC.

         At the time of the acquisition, ICAST was a privately held, development stage company involved in research and development of a low-bit rate software product designed for Internet and intranet broadcasting of real-time video, audio and data. The value assigned to IPR&D was based on this research project for which technological feasibility had not been established. The value was determined by estimating the expected cash flows from this project once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. The net cash flows from the identified project are based on management estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from the project. The research and development costs included in the model reflect costs to sustain the project, but exclude costs to bring the in-process project to technological feasibility. The estimated revenues are based on management projections for the project and are expected to peak in the year 2000 and decline thereafter as other new products are expected to become available. These projections are based on management estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. Projected gross margins approximate recent historical performance of other Company products. The estimated selling, general and administrative costs, and research and development costs were estimated excluding synergies expected from the acquisition.

         The discount rate used in discounting the net cash flows from IPR&D is 22%. This discount rate reflects the uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances that could potentially impact the estimates described above.

         The percentage of completion for this project was determined by comparing both effort expended and research and development costs incurred as of August 1998, to the remaining effort to be expended and research and development costs to be incurred, based on management's estimates, to bring the project to technological feasibility. Based on these comparisons management estimated the project to be approximately 83% complete as of the date of acquisition. The project was substantially completed in December 1998. The effort and costs required to complete the project approximated the estimates made by management at the date of acquisition.

         Management believes that the restated IPR&D charge of $4.7 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not take issue with any assumptions used in the Company's valuation model and require the Company to further revise the amount allocated to IPR&D.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net consists primarily of interest expense relating to the Company's credit facilities and long-term debt, offset in part by interest income earned on short term investments and cash balances. Net other expense totaled $42,000 in 1998, compared to net other expense of $216,000 in 1997 and net other income of $27,000 in 1996. The decrease in net other expense from 1997 to 1998 was primarily due to interest income earned on the proceeds from the Company's initial public offering completed in May 1998 and a reduction in interest expense due to the repayment of borrowings under short-term credit facilities with the proceeds from the initial public offering.

         INCOME TAXES. As of December 31, 1998, the Company had net operating loss carryforwards for federal tax purposes of approximately $9.0 million. Approximately $1.8 million of the net operating loss carryforwards resulted from the Company's acquisition of ICAST. These carryforwards, if not utilized to offset future taxable income, will expire at various dates beginning in 2010. Under the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, the amount of and benefit from the net operating losses that can be carried forward may be impaired or limited in certain circumstances. See Note 7 of Notes to Consolidated Financial

Statements. As of December 31, 1998, the Company had gross deferred tax assets of approximately $7.3 million. The Company has incurred losses since inception. No benefit has been recorded for income taxes for any of the periods presented as the Company believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it will not be able to realize the benefit of these net operating losses. Thus, a full valuation reserve has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception through the completion of its initial public offering in May 1998, the Company financed its operations primarily through private placements of equity securities and to a lesser extent through certain credit facilities and long-term debt. As of December 31, 1998, the Company had cash, cash equivalents and short-term investments of $26.7 million and working capital of $32.9 million.

         The Company has used cash in its operating activities primarily to fund losses of $22.6 million incurred through December 31, 1998, and to finance its working capital needs.

         During 1998, the Company had a net loss of $8.0 million, which was primarily due to a non-cash charge for acquired in-process research and development of $4.7 million and non-cash compensation charges of $1.3 million. The Company also experienced an increase in accounts receivable of $8.6 million, which was the primary factor resulting in $7.0 million of cash used in operating activities. The increase in accounts receivable was due to increased sales in 1998 as compared to 1997. During 1997, the Company had a net loss of $4.3 million which was offset in part by an increase in accounts payable of $3.0 million, resulting in $2.6 million of cash used in operating activities. During 1996, the Company had a net loss of $2.2 million, and increases in accounts receivable and inventories of $1.7 million and $1.0 million, respectively, resulting in $4.4 million of cash used in operating activities.

         Cash used for acquisition of property and equipment was $2.0 million in 1998, compared to $451,000 in 1997 and $504,000 in 1996. The capital expenditures consisted of purchases of computers and related equipment, furniture and fixtures necessary to support the Company's growth. To date the Company has not made significant outlays for capital expenditures because of its strategy to outsource manufacturing and certain other functions.

         The Company has a working capital line of credit with Silicon Valley Bank that provides for borrowings of up to $10 million. Borrowings under the line of credit bear interest at the bank's prime rate (8.5% at December 31, 1998), are secured by certain assets of the Company and are limited to certain percentages of the Company's accounts receivable and inventory balances. As of December 31, 1998, the Company had no borrowings outstanding under this line. The line expires in June 2000 and requires the Company to comply with certain financial ratios and covenants, and also limits the Company's ability to pay dividends. As of December 31, 1998, the Company was in compliance with all financial covenants contained in the line of credit agreement.

         In February 1998, the Company agreed in principle to enter into a transaction with Hambrecht & Quist Guaranty Finance, LLC ("Guaranty Finance"), whereby Guaranty Finance would loan the Company up to $5 MILLION. Under the related agreements that were executed on March 12, 1998 and subsequently amended on April 24, 1998, (i) Guaranty Finance agreed to lend the Company up to $5 million at an interest rate of 12% per annum, $1.1 million of which was loaned to the Company in March 1998 and $1.5 million of which was loaned to the Company in April 1998 (the "Loan") and (ii) Guaranty Finance purchased from the Company for $1,250 a warrant to purchase 125,000 shares of the Company's common stock at a per share purchase price equal to the initial public offering price of $13.00. The warrant is exercisable through March 1, 2003. The fair value of this warrant was estimated to be $563,000 and was expensed as an additional cost of financing in 1998. The Company paid a $100,000 fee to Guaranty Finance in consideration for entering into the Loan. This financing agreement expired on December 31, 1998.

          In May 1998, the Company completed its initial public offering whereby the Company sold 3,132,000 shares of common stock. Net proceeds to the Company aggregated approximately $36.1 million. The Company used $6.9 million of the net proceeds from its initial public offering to repay outstanding indebtedness.

         The Company believes that its cash, cash equivalents and short term investments of $26.7 million at December 31, 1998, together with existing sources of liquidity, will provide adequate cash to fund its operations for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities or increase its lines of credit. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders.

YEAR 2000 COMPLIANCE

         The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's information technology hardware, embedded technologies, such as microprocessors, or software that is date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. Because the Company uses a significant number of computer software programs and operating systems in its internal operations, as well as in its products, Year 2000 issues create certain risks for the Company. If the Company's internal management information systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address these Year 2000 issues, the Company has developed and substantially completed a program to evaluate its internal systems. Assessment and remediation are proceeding in parallel, and the Company currently plans to have changes to these information systems completed and tested by June 1999. These activities are intended to encompass all major categories of internal systems used by the Company. The Company has not yet determined the potential cost of purchasing, installing, modifying or testing its internal systems, but currently estimates they will not exceed $100,000.

         To assist customers in evaluating their Year 2000 issues, the Company has begun a program to assess the capability of its current products and products no longer being produced to handle the Year 2000. Testing has not yet been completed, but based on tests conducted thus far, the Company believes that all current products shipping are "Year 2000 Compliant." It is expected that assessment and remediation will be ongoing in 1999 with the goal of appropriately resolving all material product issues by June 1999. The incremental costs incurred to date related to these programs have not been material. The incremental costs that will be incurred by the Company regarding the testing of current or older products for Year 2000 compliance, and answering and responding to customer requests related to Year 2000 issues, have not yet been determined but are currently not expected to be material and are not expected to exceed $100,000. Based on currently available information, the Company does not believe that the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on its financial condition or overall trends in results of operations; however, it is still uncertain to what extent the Company may be affected by such matters. In addition, customers may delay purchase decisions because of uncertainty about Year 2000 issues.

         Except as implied in any limited product warranty, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring Year 2000 compliance. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues and it is anticipated that these expenditures will continue through calendar year 1999. As used by the Company, "Year 2000 Compliant" means that when used properly and in conformity with the product information provided by the Company, and when used with "Year 2000 Compliant" computer systems, the Company's product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Company's product properly exchanges date data with the Company's product. There can be no assurance that (i) third party technologies used in combination with the Company's products will be Year 2000 Compliant and
(ii) the Company's products will not be adversely affected when used with such third party technologies, nor can the Company represent that any modifications to its products made by a party other than the Company will be Year 2000 Compliant.

         The Company has contacted its key suppliers of goods or services and other relevant third parties to determine if they are adequately addressing Year 2000 issues and what might be the possible effects on the Company if those parties are not adequately prepared for the year 2000. Based on these inquiries, the Company believes that the majority of its key suppliers of goods and services are presently Year 2000 Compliant and the remaining suppliers will be Year 2000 Compliant by the end of 1999. However, failure of any key supplier or other relevant third party to address Year
2000 readiness could potentially have a material effect on the Company's business, financial condition and results of operations.

         The Company is in the process of developing a contingency plan to address situations that may result if its key suppliers and other relevant third parties are unable to achieve Year 2000 readiness. There can be no assurance that the Company will be able to develop a contingency plan to adequately address issues that may arise in the year 2000. The failure of the Company to develop and implement, if necessary, an appropriate contingency plan could have a material impact on the operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         As of December 31, 1998, the Company held a total of $26.7 million of cash, cash equivalents and short-term investments. These securities, which consist primarily of U.S. government securities, municipal notes and corporate bonds, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels as of December 31, 1998, the decline in fair value of the portfolio would not be material.

         The Company transacts substantially all of its revenues and costs in U.S. dollars and therefore is not subject to fluctuations in foreign exchange rates. Accordingly, the Company currently does not use derivative financial instruments. The Company has no fixed rate obligations except for capitalized leases of approximately $365,000. As such the fair value of the Company's fixed rate obligations is not subject to an adverse material impact from changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's Financial Statements and Notes thereto appear beginning at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no change in the Company's independent accountant during the two most recent fiscal years.

                                    PART III

         Certain information required in Part III of this Report is incorporated by reference to the Company's proxy statement (the "Proxy Statement") for the Company's 1999 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC in accordance with Regulation 14A under the Exchange Act no later than April 30, 1999.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)  Identification of Directors:

                  The information concerning the Company's directors and nominees is incorporated by reference from the section entitled "Proposal I: Election of Directors" in the Proxy Statement, a copy of which will be filed with the SEC no later than April 30, 1999.

         (b)   Identification of Executive Officers:

                  The information concerning the Company's Executive Officers is incorporated by reference from the section entitled "Management" in the Proxy Statement, a copy of which will be filed with the SEC no later than April 30, 1999.

         (c) Compliance with Section 16(a) of the Exchange Act:

                  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the 1998 fiscal year and Form 5 and amendments thereto furnished to the Company with respect to fiscal year 1998, no director, officer, or beneficial owner of more than 10 percent of any class of equity security of the Company has failed to file on a timely basis, as disclosed by the above forms, reports required by Section 16(a) of the Exchange Act during the 1998 fiscal year or prior fiscal years.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement, a copy of which will be filed with the SEC no later than April 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, a copy of which will be filed with the SEC no later than April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement, a copy of which will be filed with the SEC no later than April 30, 1999.

                                EXHIBIT INDEX

      EXHIBIT
       NUMBER                            DESCRIPTION OF DOCUMENT
     ---------        ----------------------------------------------------------------
        2.1           Agreement and Plan of Merger and Reorganization among the
                      Registrant, FVC Acquisition Corp., ICAST Corporation and
                      Certain Shareholders of ICAST Corporation, dated as of
                      July 30, 1998 (1)

        3.1           Amended and Restated Certificate of Incorporation of the
                      Registrant (2) (exhibit 3.3)

        3.2           Certificate of Ownership and Merger, effective
                      August 3, 1998 (3) (exhibit 3.1(i))

        3.3           Bylaws of the Registrant (2) (exhibit 3.4)

        4.1           Specimen Common Stock Certificate (3)

      *10.1           1997 Equity Incentive Plan (2)

      *10.2           Form of Incentive Stock Option Grant (2)

      *10.3           Form of Nonstatutory Stock Option Grant (2)

      *10.4           1997 Employee Stock Purchase Plan (2)

      *10.5           Form of 1997 Employee Stock Purchase Plan Offering (2)

      *10.6           1997 Non-Employee Directors' Stock Option Plan (2)

      *10.7           Form of Nonstatutory Stock Option Grant

      *10.8           Executive Officers' Change of Control Plan

      EXHIBIT
       NUMBER                            DESCRIPTION OF DOCUMENT
     ---------        ----------------------------------------------------------------
      *10.9           Non-Employee Directors' Change of Control Plan

      *10.10 Form of Indemnification Agreement between the Registrant and its directors and executive officers (2) (exhibit 10.7)

       10.11 Amended and Restated Investors' Rights Agreement, dated as of April 1, 1998, among the Registrant and the investors named therein (2) (exhibit 10.8)

       10.12 Lease Agreement between the Registrant and John Arrillaga, or his successor Trustee, UTA 7/20/77, dated July 19, 1995
                      (the "Lease Agreement") (2) (exhibit 10.9)

       10.13          Amendment No. 1 to the Lease Agreement, dated November
                      7, 1997 (2) (exhibit 10.9(i))

       10.14          Amendment No. 4 to the Lease Agreement, dated February
                      4, 1999

       10.16          Loan and Security Agreement between the Registrant and
                      Silicon Valley Bank ("SVB"), dated July 3, 1996 (2)
                      (exhibit 10.10)

       10.17          Amendment to Loan and Security Agreement between the
                      Registrant and SVB, dated June 10, 1998 (3) (exhibit
                      10.10(i))

       10.18          Master Lease Agreement between the Registrant and
                      Comdisco, Inc. ("Comdisco"), dated April 30, 1997
                      (2) (exhibit 10.11)

       10.19          Subordinated Loan and Security Agreement between the
                      Registrant and Comdisco (2) (exhibit 10.12)

       10.20          Original Equipment Manufacturing Agreement between the
                      Registrant and Bay Networks, Inc., dated November 3, 1995, as amended through April 9, 1997 (2) (exhibit 10.13)

       10.21 Fourth Amendment to OEM Agreement, between the Registrant and Bay Networks, Inc., dated October 26, 1997 (2) (exhibit
                      10.13(i))

       10.22          OEM Reseller Agreement between the Registrant and Northern
                      Telecom Inc., dated May 1, 1997 (2) (exhibit 10.14)

       10.23 Development and License Agreement between the Registrant and Advanced Telecommunications Modules Limited, dated
                      February 25, 1994, as amended (2) (exhibit 10.15)

       10.24          Equipment Manufacturing OEM Agreement between the Registrant and VTEL Corporation, dated August 20, 1997 (2) (exhibit 10.16)

       10.25 Technology Licensing Agreement between IBM Corporation and the Registrant, dated October 16, 1997 (2) (exhibit 10.17)

       10.26          Warrant issued to SVB, dated April 11, 1997 (2) (exhibit 10.18)

       10.27          Warrants issued to Comdisco, each dated April 30, 1997 (2)
                      (exhibit 10.19)

       10.28          Subordinated Loan and Security  Agreement  between the
                      Registrant and Comdisco,  dated October 23, 1997 (2)
                      (exhibit 10.20)

       10.29          Warrant issued to Comdisco, dated November 19, 1997 (2)
                      (exhibit 10.21)

       10.30          Lease Agreement between the Registrant and John Arrillaga, or his successor Trustee, UTA 7/20/77, dated November 7, 1997
                      (2) (exhibit 10.22)

       10.31 Letter Agreement between IBM Corporation and the Registrant, dated February 8, 1998 (2) (exhibit 10.23)

       10.32          Loan and Security Agreement between the Registrant and
                      Hambrecht & Quist Guaranty  Finance, LLC, dated March 12, 1998
                      (2) (exhibit 10.24)

      EXHIBIT
       NUMBER                            DESCRIPTION OF DOCUMENT
     ---------        ----------------------------------------------------------------
       10.33          Intellectual Property Security Agreement between the Registrant and Hambrecht & Quist Guaranty Finance, LLC, dated
                      March 12, 1998 (2) (exhibit 10.25)

       10.34          Common Stock Warrant Purchase Agreement between the Registrant and Hambrecht & Quist Guaranty Finance, LLC, dated March 12, 1998
                      (2) (exhibit 10.26)

       10.35 Warrant issued to Hambrecht & Quist Guaranty Finance, LLC, dated March 12, 1998 (2) (exhibit 10.27)

       10.36          $5,000,000 Promissory Note, dated March 13, 1998, issued by the
                      Registrant to Hambrecht & Quist Guaranty Finance, LLC
                      (2) (exhibit 10.28)

      *10.37          Amendment No. 1 to Incentive Stock Options, dated as of
                      December 1, 1998, between the Registrant and James M. Nielsen

      *10.38 Employment Agreement, dated as of December 14, 1998, by and between the Registrant and Richard M. Beyer

       10.39          Amended and Restated Promissory Note, dated December 16, 1998, issued in favor of the Registrant by Allwyn Sequeira

       11.1           Statement of Computation of Earnings (Loss) Per Share (4)

       23.1           Consent of PricewaterhouseCoopers LLP

       24.1           Power of Attorney (included on signature page)

       27.1           Financial Data Schedule

----------------------
*Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 15, 1998 (File No. 000-23305).

(2) Incorporated by reference to the corresponding or indicated exhibit in the Company's Registration Statement on Form S-1, as amended
         (File No. 333-38755).

(3) Incorporated by reference to the corresponding or indicated exhibit in the Company's Quarterly Report on Form 10-Q filed on June 10, 1998 (File No. 000-23305).

(4)      See Note 1 to Notes to Consolidated Financial Statements.

         (b)      REPORTS ON FORM 8-K.

         The Company filed the following report on Form 8-K during the fourth quarter of the fiscal year 1998.

         (1) Form 8-K/A filed on November 9, 1998, regarding the filing of pro forma financial statements in connection with the acquisition of ICAST Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 14th day of April 1999.

                                        FVC.COM, INC.,

                                  By:   /s/  RICHARD M. BEYER
                                  --------------------------------------
                                         Richard M. Beyer
                                         CHIEF EXECUTIVE OFFICER AND PRESIDENT

                             POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard M. Beyer and Ralph K. Ungermann, and each of them, his attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all such attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.:

                  SIGNATURE                                       TITLE                               DATE
------------------------------------------     ------------------------------------------   -----------------------
     /s/ RICHARD M. BEYER                      Chief Executive Officer, President &         April 14, 1999
------------------------------------------        Director (Principal Executive Officer)
     Richard M. Beyer

     /s/ JAMES O. MITCHELL                     Vice President, Operations and Chief         April 14, 1999
------------------------------------------        Financial Officer  (Principal
     James O. Mitchell                            Financial and Accounting Officer)

     /s/ RALPH UNGERMANN                       Chairman of the Board of Directors           April 14, 1999
------------------------------------------
     Ralph Ungermann

     /s/ NEAL M. DOUGLAS                       Director                                     April 14, 1999
------------------------------------------
     Neal M. Douglas

                                               Director                                     April __, 1999
------------------------------------------
     Pier Carlo Falotti

     /s/ DAVID A. NORMAN                       Director                                     April 13, 1999
------------------------------------------
     David A. Norman

     /s/ JAMES R. SWARTZ                       Director                                     April 14, 1999
------------------------------------------
     James R. Swartz

                  SIGNATURE                                       TITLE                              DATE
------------------------------------------     ------------------------------------------   ----------------------
     /s/ ENZO TORRESI                          Director                                     April 14, 1999
------------------------------------------
     Enzo Torresi

     /s/ ROBERT WILMOT                         Director                                     April 14, 1999
------------------------------------------
     Robert Wilmot






                                   SIGNATURE PAGE

         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FVC.COM, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of FVC.COM, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California

April 5, 1999, except as to Note 12,
which is as of April 9, 1999

                                 FVC.COM, INC.
                         CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                               DECEMBER 31,
                                                                                                          1998             1997
                                                                                                        --------         --------
                                  ASSETS
Current assets:
    Cash and cash equivalents                                                                           $ 10,315         $  2,500
    Short-term investments                                                                                16,433               --
    Accounts receivable, net of allowances of $215 and $168                                               11,221            2,469
    Inventory                                                                                              6,053            4,178
    Prepaid expenses and other current assets                                                              1,241              627
                                                                                                        --------         --------
       Total current assets                                                                               45,263            9,774

Property and equipment, net                                                                                2,400            1,043
Other assets                                                                                               3,502              287
                                                                                                        --------         --------
          Total assets                                                                                  $ 51,165         $ 11,104
                                                                                                        --------         --------
                                                                                                        --------         --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Borrowings under short-term credit facilities                                                       $     --         $  1,306
    Notes payable                                                                                          1,300               --
    Current portion of long-term debt                                                                        137              848
    Accounts payable                                                                                       5,045            4,141
    Accrued liabilities                                                                                    1,937            1,326
    Deferred revenue                                                                                       3,905              262
                                                                                                        --------         --------
       Total current liabilities                                                                          12,324            7,883
                                                                                                        --------         --------
Long-term debt, net of current portion                                                                       228            1,312
                                                                                                        --------         --------
Commitments and contingencies (Notes 8 and 12)

Stockholders' equity:

    Convertible preferred stock, $.001 par value; 5,000,000 and 10,000,000 shares authorized, respectively; 0 and 8,040,153 shares issued and
       outstanding, respectively                                                                              --                8
    Common stock, $.001 par value; 35,000,000 and 30,000,000 shares authorized, respectively; 16,389,007 and 4,824,684 shares issued and outstanding,
       respectively                                                                                           16                5
    Additional paid-in capital                                                                            61,649           17,267
    Notes receivable from stockholders                                                                      (502)            (837)
    Accumulated deficit                                                                                  (22,550)         (14,534)
                                                                                                        --------         --------
       Total stockholders' equity                                                                         38,613            1,909
                                                                                                        --------         --------
                                                                                                        $ 51,165         $ 11,104
                                                                                                        --------         --------
                                                                                                        --------         --------

                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                                      F-2.

                                 FVC.COM, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------------
                                                                      1998             1997              1996
                                                                ---------------  ----------------  ----------------
Revenues                                                        $        37,251   $        18,771  $         12,093
Cost of revenues                                                         19,220            10,466             6,547
                                                                ---------------  ----------------  ----------------
     Gross Profit                                                        18,031             8,305             5,546
                                                                ---------------  ----------------  ----------------
Operating expenses:
     Research and development,                                            9,463             5,420             2,930
     Selling, general and administrative                                 11,878             6,997             4,886
     Acquired in-process research and development                         4,664                 -                 -
                                                                ---------------  ----------------  ----------------
              Total operating expenses                                   26,005            12,417             7,816
                                                                ---------------  ----------------  ----------------
Loss from operations                                                     (7,974)           (4,112)           (2,270)
Interest expense                                                         (1,057)             (295)              (91)
Other income, net                                                         1,015                79               118
                                                                ---------------  ----------------  ----------------
                                                                ---------------  ----------------  ----------------
Net loss                                                        $        (8,016)  $        (4,328) $         (2,243)
                                                                ---------------  ----------------  ----------------
                                                                ---------------  ----------------  ----------------
Net loss per share:
     Basic                                                      $         (0.69)   $        (1.44) $          (1.14)
     Diluted                                                    $         (0.69)   $        (1.44)  $         (1.14)

Shares used to compute net loss per share:
     Basic                                                               11,541             3,012             1,974
     Diluted                                                             11,541             3,012             1,974


                  The accompanying notes are an integral part of
                    these consolidated financial statements.


                                      F-3.

                                FVC.COM, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                           CONVERTIBLE                                         NOTES
                                         PREFERRED  STOCK       COMMON STOCK    ADDITIONAL  RECEIVABLE                    TOTAL
                                       -------------------- -------------------  PAID-IN      FROM      ACCUMULATED  STOCKHOLDERS'
                                         SHARES     AMOUNT    SHARES     AMOUNT  CAPITAL   STOCKHOLDERS   DEFICIT       EQUITY
                                       ----------  -------- ----------  ------- ---------- ------------ -----------  -------------

Balance at December 31, 1995            7,383,125   $   7    4,261,999   $   4   $10,156   $   (187)    $  (7,963)   $   2,017
Issuance of common stock, net                   -       -      601,964       1     1,085       (737)            -          349
Issuance of Series C preferred stock,
  net                                     148,135       -            -       -       637          -             -          637
Issuance of Series D preferred stock,
  net                                     168,375       -            -       -     1,314          -             -        1,314
Net loss                                                                                                   (2,243)      (2,243)
                                       ----------  -------- ----------  ------- ---------- ------------ -----------  -------------
Balance at December 31, 1996            7,699,635       7    4,863,963       5    13,192       (924)      (10,206)       2,074
Issuance of Series C preferred stock,
  net                                      20,518       -            -       -       137          -             -          137
Issuance of Series D preferred stock,
  net                                     320,000       1            -       -     2,548          -             -        2,549
Exercise of stock options                       -       -       32,700       -        77          -             -           77
Issuance (repurchase) of common stock,
  net                                           -       -      (71,979)      -       176         87             -          263
Stock compensation charges                      -       -            -       -     1,137          -             -        1,137
Net loss                                        -       -            -       -         -          -        (4,328)      (4,328)
                                       ----------  -------- ----------  ------- ---------- ------------ -----------  -------------
Balance at December 31, 1997            8,040,153       8    4,824,684       5    17,267       (837)      (14,534)       1,909
Issuance of common stock in initial
  public offering, net                          -       -    3,132,000       3    36,072          -             -       36,075
Conversion of preferred stock into
  common stock upon initial public
  offering                             (8,040,153)     (8)   8,040,153       8         -          -             -            -
Issuance of common stock and other
  equity instruments for business
  acquisition                                   -       -      401,389       -     5,179          -             -        5,179
Exercise of stock options                       -       -      194,133       -       815          -             -          815
Issuance (repurchase) of common stock,
  net                                           -       -     (203,352)      -      (147)       335             -          188
Stock compensation charges                      -       -            -       -     2,463          -             -        2,463
Net loss                                        -       -            -       -         -          -             -       (8,016)
                                       ----------  -------- ----------  ------- ---------- ------------ -----------  -------------
Balance at December 31, 1998                    -   $   -   16,389,007   $  16   $61,649   $   (502)    $ (22,550)   $  38,613
                                       ----------  -------- ----------  ------- ---------- ------------ -----------  -------------
                                       ----------  -------- ----------  ------- ---------- ------------ -----------  -------------


                  The accompanying notes are an integral part of
                    these consolidated financial statements.


                                      F-4.

                                 FVC.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                       ------------------------------------------
                                                                                          1998            1997             1996
                                                                                       ---------        --------        ---------
Cash flows from operating activities:
   Net loss                                                                            $ (8,016)        $ (4,328)        $ (2,243)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                                      1,961              566              342
       Non-cash stock compensation                                                        1,250            1,137              339
       Acquired in-process research and development                                       4,664               --               --
       Other                                                                                (44)             215              (42)
       Changes in assets and liabilities net of effects of
         acquisition of ICAST Corporation:
           Accounts receivable                                                           (8,591)            (347)          (1,660)
           Inventory                                                                     (1,839)          (2,948)          (1,025)
           Prepaid expenses and other current assets                                       (614)            (568)             (19)
           Other assets                                                                    (694)             (12)             (28)
           Accounts payable                                                                 843            3,012              601
           Accrued liabilities                                                              468              689              151
           Deferred revenue                                                               3,643              (18)            (813)
                                                                                       --------         --------        ---------
              Net cash used in operating activities                                      (6,969)          (2,602)          (4,397)
                                                                                       --------         --------        ---------

Cash flows used in investing activities:
   Acquisition of ICAST Corporation, net of cash received                                  (360)              --               --
   Acquisition of property and equipment                                                 (1,987)            (451)            (504)
   Purchase of short-term investments                                                   (16,433)
   Restricted cash                                                                           --               --              (30)
                                                                                       --------         --------        ---------
              Net cash used in investing activities                                     (18,780)            (451)            (534)
                                                                                       --------         --------        ---------

Cash flows from financing activities:

   Borrowings under short-term credit facilities                                          3,600              801              999
   Repayment of short-term credit facilities                                             (4,906)            (494)              --
   Proceeds from long-term debt                                                              --            2,250               --
   Repayment of long-term debt                                                           (2,014)            (235)              --
   Proceeds from issuance of stock, net                                                  37,078            2,793            2,003
   Repayment of capital lease obligations                                                  (194)            (238)            (182)
                                                                                       --------         --------        ---------
              Net cash provided by financing activities                                  33,564            4,877            2,820
                                                                                       --------         --------        ---------

Net increase (decrease) in cash and cash equivalents                                      7,815            1,824           (2,111)
Cash and cash equivalents at beginning of period                                          2,500              676            2,787
                                                                                       --------         --------        ---------
Cash and cash equivalents at end of period                                             $ 10,315         $  2,500         $    676
                                                                                       --------         --------        ---------
                                                                                       --------         --------        ---------

Supplemental cash flow information:

   Cash paid for interest                                                              $    206         $    248         $     78
   Equipment acquired under capital lease obligations                                        --              203              103
   Issuance of warrants to third parties                                                  1,213              233               --
   Common stock issued and options and warrants assumed in
     connection with acquisition of ICAST Corporation                                     5,179               --               --
   Debt assumed in connection with acquisition of ICAST                                   1,300               --               --


                  The accompanying notes are an integral part of
                    these consolidated financial statements.


                                      F-5.

                                  FVC.COM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

         FVC.COM, Inc. (the "Company") was incorporated in California in October 1993 and subsequently reincorporated in Delaware in December 1997 as First Virtual Corporation. In July 1998, the Company changed its name to FVC.COM, Inc. The Company is engaged in developing, manufacturing and marketing video networking systems for use in business, government and educational environments. The Company sells its products worldwide through original equipment manufacturers ("OEM partners"), distributors and resellers.

         In October 1997, the Company's Board of Directors authorized and the stockholder's subsequently approved the reincorporation of the Company in Delaware, which was effected on December 2, 1997. All per share amounts have been adjusted in the accompanying consolidated financial statements to reflect the reincorporation in Delaware. The Board also authorized and the stockholders subsequently approved, an increase in the authorized shares of common stock to 35,000,000 and a decrease in the authorized shares of preferred stock to 5,000,000 which became effective upon the closing of the Company's initial public offering on May 4, 1998.

         The Company has one reporting segment based on its management structure.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in entities of which the Company owns between 20% and 50% and entities on which the Company has the ability to exercise significant influence but not control are accounted for under the equity method. Other investments are accounted for using the cost method. All significant inter-company accounts and transactions have been eliminated.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents and those with maturities greater than three months are considered short-term investments. The Company has classified all short-term investments as available-for-sale. Short-term investments held at December 31, 1998 have been presented at cost, which approximates fair value.

INVENTORY

         Inventory is stated at the lower of cost or market, cost being determined using the first-in, first-out method.

RESTRICTED CASH

         As of December 31, 1997, the Company's other assets included restricted cash of $135,000, representing collateral for an outstanding letter of credit, which expired on April 28, 1998.


                                       F-6.

                                  FVC.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

GOODWILL AND OTHER PURCHASED INTANGIBLE
ASSETS

         Goodwill, representing the excess of purchase price and acquisition costs over the fair value of net assets of businesses acquired, and other purchased intangibles are amortized on a straight-line basis over the estimated economic lives, which range from 4 to 5 years. Amortization expense relating to goodwill and other intangible assets was $172,000 for 1998. No amortization expense with respect to goodwill and other intangible assets was recognized in 1997 and 1996.

LONG-TERM ASSETS

         The Company periodically reviews the recoverability of long-term assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

REVENUE RECOGNITION

         Revenues are recognized upon shipment of product to customers, provided no significant obligations remain, collectibility is probable and returns are estimable. Revenues from sales to certain of the Company's resellers are subject to agreements allowing rights of return and price protection. In such cases, the Company provides reserves for estimated future returns and credits for price protection upon revenue recognition. Such reserves are estimated based on historical rates of return and allowances, reseller inventory levels, the Company's estimates of expected sell through by resellers and other related factors. Actual results could differ from these estimates. Actual results could differ from these estimates. In the event of inability to estimate returns from any reseller, the Company defers revenue recognition until the reseller has sold through the products.

         Advance payments received from customers and gross margin deferred with respect to sales to resellers wherein the Company does not have the ability to estimate returns are recorded as deferred revenue.

         The Company on occasion receives nonrecurring engineering funding for development projects. Revenues from such funding are recognized over the term of the respective contract using the percentage of completion method. Amounts received under such projects have not been material to date.

         A provision is made upon revenue recognition for the estimated cost to repair or replace products under warranty arrangements. The Company provides a limited amount of telephone technical support to customers. These activities are generally considered insignificant customer support obligations and related costs are accrued upon revenue recognition.

SOFTWARE DEVELOPMENT COSTS

         Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs have been expensed as incurred.

STOCK-BASED COMPENSATION

         The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Options and warrants granted to non-employees are accounted for using the fair value


                                      F-7.

                                  FVC.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method prescribed by Statement of Financial Accounting Standards No. 123 (FAS
123), "Accounting for Stock-Based Compensation." The Company also provides additional pro forma disclosures as required under FAS 123. (See Note 10)

INCOME TAXES

         Income taxes are accounted for using an asset and liability approach. The asset and liability approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurements of current and deferred tax liabilities and assets are based on provisions of currently enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

NET LOSS PER SHARE

         Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, such as shares of unvested restricted common stock. Diluted earnings
(loss) per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. As a result of the losses incurred by the Company during 1998, 1997 and 1996, all potential common shares were anti-dilutive and excluded from the diluted net loss per share calculations.

         The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive:

                                                   DECEMBER 31,
                                        -------------------------------
                                         1998        1997         1996
                                        ------      ------       ------
                                                 (IN THOUSANDS)
Unvested restricted common stock          492        1,198        2,169
Preferred stock                            --        8,040        7,700
Warrants                                  290           61           --
Stock options                           3,322        2,130          928

         Unvested restricted common stock represents stock that has been issued but which is subject to repurchase to the extent the holder does not remain associated with the Company until such shares are vested. Stock options outstanding at December 31, 1998, 1997 and 1996 had a weighted average exercise price of $8.30, $5.71 and $2.60, respectively, and expire beginning in July 2001 through December 2008.

CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC DISTRIBUTION OF REVENUES

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company invests its excess cash in a variety of financial instruments such as U.S. government securities, municipal notes and corporate bonds. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer. The Company sells its products to original equipment manufacturers, distributors, value-added resellers and end-user customers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company provides an allowance for uncollectible accounts receivable based upon the expected collectibility of such receivables. To date, the Company has not experienced any significant bad debts.


                                      F-8.

                                  FVC.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In 1998, 1997 and 1996 revenues from one customer represented 39%, 64% and 29% of total revenues.

         The following table summarizes the percentage of total revenues by geographic area based on the destination of the related shipments:

                                                                    YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                         1998                 1997                1996
                                                      ----------            --------            ---------
         United States                                   79%                   80%                 64%
         Asia                                             9%                    8%                 17%
         Europe                                          12%                   12%                 19%
              Total                                     100%                  100%                100%


         At December 31, 1998, outstanding receivables from two customers represented 29% and 10% of accounts receivable. At December 31, 1997, outstanding receivables from three customers represented 39%, 18% and 15% of accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash, cash equivalents, short-term investments and other current assets and liabilities such as accounts receivable, accounts payable and accrued liabilities, as presented in the financial statements, approximates fair value based on the short-term nature of these instruments. The recorded amount of long-term debt approximates fair value as the actual interest rates approximate current competitive rates.

COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires that all items recognized under accounting standards as comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Adoption of this new standard had no effect on the Company's financial statements since none of its transactions to date have resulted in any material items meeting the definition of components of comprehensive income. Accordingly, the Company's reported net loss approximates its comprehensive net loss for each of the periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under FAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company is required to adopt FAS 133 in the first quarter of 2000. The Company currently transacts substantially all of its revenues and costs in US dollars and does not enter into any derivative instruments. Accordingly, management does not currently expect adoption of this new standard to have a significant impact on the Company.


                                      F-9.

                                  FVC.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEPENDENCE ON SUPPLIERS

         The Company's ability to timely deliver its products is dependent upon the availability of quality components and subsystems used in these products. The Company depends in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. The Company obtains certain components and subsystems from single or a limited number of sources. A significant interruption in the delivery of such items could have a material adverse effect on the Company's financial condition and results of operations.

NOTE 2 - ACQUISITION OF ICAST CORPORATION

         In August 1998, the Company acquired ICAST Corporation, ("ICAST"). Since its inception, ICAST has been developing software designed for Internet and intranet broadcasting of real-time video, audio and data. The Company acquired all of the outstanding stock of ICAST in exchange for 401,389 shares of FVC.COM common stock, a cash payment of $327,000 and the assumption of certain outstanding ICAST stock options and warrants and debt. The transaction was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition as determined by an independent appraisal. The acquired in-process research and development represents the estimated fair market value, using a risk-adjusted income approach, of specifically identified technologies which had not reached technological feasibility and had no alternative future uses.

IN-PROCESS RESEARCH AND DEVELOPMENT

         The purchase price, including liabilities assumed of $1.8 million, aggregated approximately $7.6 million, of which $6.2 million was initially allocated to acquired in-process research and development. As a result of recent views expressed by SEC staff, as discussed below, the Company subsequently reduced its estimate of the amount allocated to in-process research and development ("IPR&D") by $1.5 million to $4.7 million for the year ended December 31, 1998 and allocated $2.5 million to goodwill and other identified intangibles. As a result of the reduction in the IPR&D charge, amortization of intangibles increased by $116,000 from $56,000 to $172,000 for the year ended December 31, 1998. The basic and diluted net loss per share decreased from $0.82 to $0.69 for the year ended December 31, 1998.

         The amount allocated to IPR&D and intangible assets in the third quarter of 1998 was determined in a manner consistent with widely recognized appraisal practices at the date of acquisition. Subsequent to the acquisition, the SEC staff expressed views that took issue with certain appraisal practices generally employed by companies in determining the fair value of the in-process research and development that was the basis for the Company's measurement of its in-process research and development charge. The charge of $6.2 million, as first reported by the Company, was based upon the work of an independent valuation firm that had utilized the methodologies the SEC subsequently announced it does not consider appropriate.

         As a result of computing in-process research and development using the current SEC preferred methodology, the Company, has revised the amount originally allocated to in-process research and development. The Company has revised earnings for the third quarter of 1998 and is amending its Report on Form 10-Q and Report on Form 8-K/A previously filed with the SEC.

         At the time of the acquisition, ICAST was a privately held, development stage company involved in research and development of a low-bit rate software product designed for Internet and intranet broadcasting of real-time video, audio and data. The value assigned to in-process research and development was based on this research project for which technological feasibility had not been established. The value was determined by estimating the expected cash flows from this project once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion.

         The percentage of completion for this project was determined by comparing both effort expended and research and development costs incurred as of August 1998, to the remaining effort to be expended and research and

                                      F-10.

                                  FVC.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

development costs to be incurred, based on management's estimates, to bring the project to technological feasibility. Based on these comparisons management estimated the project to be approximately 83% complete as of the date of acquisition. The project was substantially completed in December 1998. The effort and costs required to complete the project approximated the estimates made by management at the date of acquisition.

         Management believes that the restated in-process research and development charge of $4.7 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not take issue with any assumptions used in the Company's valuation model and require the Company to further revise the amount allocated to in-process research and development.

         The following pro forma information reflects the results of operations for years ended December 31, 1998 and 1997 as if the acquisition of ICAST Corporation had occurred as of the beginning of the periods presented, after giving effect to certain pro forma adjustments and excludes the charge relating to IPR&D. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of such periods or what operating results may occur in the future.

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                       --------------------------------------
                                                             1998                  1997
                                                       ----------------     -----------------
                                                                    (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                                               $       37,495       $         18,878
Net loss                                               $       (5,406)      $         (6,722)
Net loss per share                                     $        (0.46)      $          (1.97)

NOTE 3 - INITIAL PUBLIC OFFERING

         In May 1998, the Company completed its initial public offering whereby the Company sold 3,132,000 shares of its common stock to the public at a price of $13 per share. The Company received $36.1 million of cash, net of underwriting discounts, commissions and other offering costs. In addition, each outstanding share of convertible preferred stock was automatically converted into one share of common stock (see Note 9). The Company used $6.9 million of the net proceeds from its initial public offering to repay outstanding indebtedness, including $2.3 million for borrowings under its working capital line of credit and $2.6 million for the outstanding balance of a loan from Hambrecht & Quist Guaranty Finance, LLC (see Note 5).


                                      F-11.

                                  FVC.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - BALANCE SHEET COMPONENTS

                                                                            DECEMBER 31,
                                                                     --------------------------
                                                                        1998          1997
                                                                     -----------   ------------
                                                                           (IN THOUSANDS)
Inventory:
   Raw materials                                                     $     3,176   $     1,418
   Finished goods                                                          2,877         2,760
                                                                     -----------   ------------
                                                                     $     6,053   $     4,178
                                                                     -----------   ------------
                                                                     -----------   ------------
Prepaid expenses and other current assets
   Deferred initial public offering costs                            $         -   $       583
   Other                                                                   1,241            44
                                                                     -----------   ------------
                                                                     $     1,241   $       627
                                                                     -----------   ------------
                                                                     -----------   ------------
Property and equipment:
   Computers and equipment                                           $     3,718   $     1,720
   Furniture and fixtures                                                    496           271
   Leasehold improvements                                                    222           109
                                                                     -----------   ------------
                                                                           4,436         2,100
   Less accumulated depreciation and amortization                         (2,036)       (1,057)
                                                                     -----------   ------------
                                                                     $     2,400   $     1,043
                                                                     -----------   ------------
                                                                     -----------   ------------
Accrued liabilities:
   Accrued employee compensation                                     $       921   $       642
   Other                                                                   1,016           684
                                                                     -----------   ------------
                                                                     $     1,937   $     1,326
                                                                     -----------   ------------
                                                                     -----------   ------------

         As of both December 31, 1998 and 1997, property and equipment recorded under capital leases, consisting primarily of computers and equipment, totaled $740,000 with related accumulated amortization of $630,000 and $498,000, respectively.

NOTE 5 - CREDIT FACILITIES AND NOTES PAYABLE

         The Company has a working capital line of credit agreement with a bank that provides for borrowings of up to $10,000,000. Borrowings under the line of credit are limited to a specified percentage of eligible accounts receivable and inventory, and are secured by substantially all of the assets of the Company. Interest on borrowings is set at the bank's prime rate (8.5% at December 31, 1998). Among other provisions, the Company is required to maintain certain financial covenants and is prohibited from paying dividends. The line of credit agreement expires in June 2000. No borrowings were outstanding under this line at December 31, 1998 and $1.3 million was outstanding at December 31, 1997.

         In February 1998, the Company agreed in principle to enter into a transaction with Hambrecht & Quist Guaranty Finance, LLC ("Guaranty Finance"), whereby Guaranty Finance would loan the Company up to $5 million. Under the related agreements which were executed on March 12, 1998 and subsequently amended on April 24, 1998, (i) Guaranty Finance agreed to lend the Company up to $5 million at an interest rate of 12% per annum, $1.1 million of which was loaned to the Company in March 1998 and $1.5 million of which was loaned to the Company in April 1998 (the "Loan") and (ii) Guaranty Finance purchased from the Company for $1,250 a warrant to purchase 125,000 shares of the Company's common stock at a per share purchase price equal to the initial public offering price of $13.00. The warrant is exercisable through March 1, 2003. The fair value of this warrant was estimated to be approximately $563,000, using the Black-Scholes model, and was expensed as an additional cost of

                                      F-12.

                                  FVC.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financing in 1998. The Company also paid a $100,000 fee to Guaranty Finance in consideration for entering into the Loan. This financing agreement expired on December 31, 1998.

         In connection with the ICAST acquisition, the Company assumed various notes payable aggregating $1.3 million. The notes bear interest at 6% per annum and are due on September 24, 1999.

NOTE 6 - LONG-TERM DEBT

Long-term debt comprises:

                                                                          DECEMBER 31,
                                                                ---------------------------
                                                                   1998             1997
                                                                -----------     -----------
                                                                         (IN THOUSANDS)
12% subordinated debt due in monthly installments of
    $41,000 through May 2000                                    $         -     $      965
12% subordinated debt due in monthly installments of
    $34,000 through October 2000                                          -            917
Capitalized lease obligations                                           365            278
                                                                -----------     -----------
                                                                        365          2,160
Less current portion                                                    137            848
                                                                -----------     -----------
                                                                $       228    $     1,312
                                                                -----------     -----------
                                                                -----------     -----------


         In 1997, the Company entered into subordinated debt agreements pursuant to which the Company borrowed $2,250,000. The debt was secured by certain assets of the Company. The Company used part of the net proceeds from its initial public offering to repay the 12% subordinated debt.

NOTE 7 - INCOME TAXES

         No provision or benefit for income taxes has been recognized for any of the periods presented as the Company has incurred net operating losses for income tax purposes and had no carryback potential.

Deferred tax assets consist of the following:

                                                                           DECEMBER 31,
                                                                  --------------------------
                                                                      1998           1997
                                                                  -----------    -----------
                                                                        (IN THOUSANDS)

Net operating loss carryforwards                                  $     4,394    $     4,589
Tax credits                                                             1,072            753
Accruals and reserves                                                   2,652            431
                                                                  -----------    -----------
Total deferred tax assets                                               8,118          5,773
Less valuation allowance                                               (8,118)        (5,773)
                                                                  -----------    -----------
Net deferred tax assets                                           $         -    $         -
                                                                  -----------    -----------
                                                                  -----------    -----------

         Based on a number of factors, including the lack of a history of profits and the fact that the Company competes in a developing market that is characterized by rapidly changing technology, management believes that


                                      F-13.

                                  FVC.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the weight of available evidence indicates that it is more likely than not that the company will not be able to realize its deferred tax assets and thus a full valuation allowance has been provided at December 31, 1998 and 1997.

         At December 31, 1998, the Company had federal net operating loss carryforwards of approximately $9.0 million available to reduce future taxable income. Approximately $1.8 million of the federal net operating loss carryforwards resulted from the Company's acquisition of ICAST Corporation. The federal net operating loss carryforwards expire from 2010 through 2012 and the state net operating loss carryforwards expire from 2000 to 2002.

         Under the Tax Reform Act of 1986, the amount of the benefit from net operating losses that can be carried forward may be limited in certain circumstances including, but not limited to, a cumulative stock ownership change of more than 50% over a three-year period, as defined. As a result of the ownership change that occurred upon the Company's acquisition of ICAST, utilization of the net operating loss carryforwards related to ICAST is limited to approximately $350,000 per year.

NOTE 8 - COMMITMENTS

LEASES

         The Company leases its facility under noncancelable operating lease agreements that expire in 2005. In addition, the Company leases certain equipment under long-term lease agreements that are classified as capital leases. These capital leases terminate at various dates through 2001. Future minimum lease payments under all noncancelable operating and capital leases as of December 31, 1998 are as follows (in thousands):

                                                                OPERATING          CAPITAL
                                                                 LEASES             LEASES
                                                               -----------        ---------
Year ending December 31,
         1999                                                  $     1,190        $     160
         2000                                                        1,248              152
         2001                                                        1,306               83
         2002                                                        1,363               10
         2003                                                        1,421                -
         Thereafter                                                  2,884                -
                                                               -----------        ---------
         Total minimum payments                                $     9,412              405
         Less amount representing interest                     -----------              (40)
                                                               -----------        ---------
         Present value of capital lease obligations                                     365
         Less current portion                                                          (137)
                                                                                  ---------
         Lease obligations, long-term                                             $     228
                                                                                  ---------
                                                                                  ---------

         Rent expense for the years ended December 31, 1998, 1997 and 1996, was approximately $583,000, $266,000 and 320,000, respectively.

NOTE 9 - CONVERTIBLE PREFERRED STOCK

         At December 31, 1998, the Company had authorized 5,000,000 shares of undesignated preferred stock. Prior to completion of the Company's initial public offering, the Company had authorized 10,000,000 shares of preferred stock, of which 4,000,000 shares had been designated Series A convertible preferred stock ("Series A"), 2,200,000 shares had been designated Series B convertible preferred stock ("Series B"), 1,375,000 shares had been designated Series C convertible preferred stock (`Series C") and 687,500 shares had been designated Series D


                                      F-14.

                                  FVC.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

convertible preferred stock ("Series D") (collectively "Preferred Shares"). Holders of Series A, B, C and D were entitled to receive noncumulative, preferential dividends of $0.05, $0.15, $0.40 and $0.80, respectively, per annum, when and if declared by the Board of Directors. No such dividends were declared. An aggregate of 8,040,153 Preferred Shares were outstanding at December 31, 1997. Each outstanding share of preferred stock was converted into one share of common stock upon completion of the Company's initial public offering in May 1998.

SERIES D PREFERRED STOCK WARRANTS

         In 1997, the Company issued warrants to purchase 60,936 shares of its Series D preferred stock at $8.00 per share in conjunction with certain financing arrangements. The warrants were exercisable immediately and were to expire at various times from 3 to 4.3 years following the closing of the Company's initial public offering. Upon closing of the offering in May 1998, the warrants converted to warrants to purchase the same number of shares of the Company's common stock at an exercise price of $8.00 per share. As of December 31, 1998, no warrants had been exercised. The aggregate value of these warrants was estimated by the Company, using the Black-Scholes model, at approximately $233,000 and is being expensed as additional cost of financing over the term of the related outstanding borrowings.

NOTE 10 - STOCK PLANS

1997 EQUITY INCENTIVE PLAN

         In October 1997, the Board of Directors and stockholders approved the consolidation and restatement of the Company's 1993 Employee, Consultant and Director Stock Purchase Plan (the "1993 Plan") and the 1996 Stock Option Plans (the "1996 Plans") into the 1997 Equity Incentive Plan (the "1997 Plan") which became effective upon the closing of the Company's initial public offering. The 1997 Plan is intended to serve as the successor equity incentive program to the 1993 Plan and the 1996 Plans (the "Predecessor Plans"). Outstanding options and stock purchase awards under the Predecessor Plans were incorporated into the 1997 Plan upon effectiveness of the initial public offering. The incorporated options and stock purchase awards will continue to be governed by their existing terms which are essentially the same as similar awards granted under the 1997 Plan described below. Under the 1997 Plan, an aggregate of 4,625,000 shares of common stock may be issued pursuant to stock awards.

         The 1997 Plan provides for the grant of stock options, stock purchase awards and stock bonuses to employees, directors and consultants. Options granted under the 1997 Plan are for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the 1997 Plan are exercisable at such time and under such conditions as determined by the Board of Directors, and generally vest over four years.

         Restricted stock purchase awards under the 1997 Plan are to be issued at a price not less than 85% of the fair market value of the stock on the date of grant. Restricted stock purchase awards may be accompanied by a repurchase option in favor of the Company in accordance with a vesting schedule and at a price determined by the Board of Directors. Shares subject to stock awards that have expired or otherwise terminated shall again become available for the grant of awards under the 1997 Plan, including shares subject to currently outstanding options and restricted stock issued under the 1993 Plan and the 1996 Plans. As of December 31, 1998, a total of 492,144 unvested shares of common stock issued under the 1993 Plan were subject to repurchase by the Company at a repurchase price equal to the original issuance price of such shares.


                                      F-15.

                                  FVC.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1997 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

         In September 1997, the Company's Board of Directors approved the 1997 Non-Employee Director's Stock Option Plan (the "Directors' Plan") and reserved 250,000 shares of the Company's common stock for issuance thereunder.

         The Directors' Plan provides for the grant of options to purchase 30,000 shares of common stock to each director upon initial election to the Board of Directors and subsequent automatic grants of options to purchase 10,000 shares of common stock on each anniversary of a previous grant.

Option activity under the 1997 Plan and the Directors' Plan is summarized as follows:

                                                                                   WEIGHTED
                                                               SHARES SUBJECT       AVERAGE
                                                                 TO OPTIONS        EXERCISE
                                                                OUTSTANDING         PRICE
                                                               --------------    ------------
                                                                in thousands
Granted                                                                   928      $    2.60
                                                               --------------
Balance at December 31, 1996                                              928      $    2.60
Granted                                                                 1,285      $    7.79
Exercised                                                                 (33)     $    2.73
Cancelled                                                                 (51)     $    4.00
                                                               --------------
Balance at December 31, 1997                                            2,129      $    5.71
Granted                                                                 2,449      $   11.03
Exercised                                                                (194)     $    4.20
Cancelled                                                              (1,062)     $   10.12
                                                               --------------
Balance at December 31, 1998                                            3,322      $    8.30
                                                               --------------
                                                               --------------

Options available for future grant at December 31, 1998                 1,603
                                                               --------------
                                                               --------------

         With respect to certain options and restricted stock granted in 1996 and 1997, the Company is recognizing a compensation charge of approximately $2.1 million. Further, in early February 1998, after considering various factors including the input provided by the Company's investment bankers, the Board of Directors of the Company approved a plan under which 499,500 options previously granted at prices of $10.20 and $11.00 to employees (excluding officers) were exchanged for options at $8.50 per share, which the Board concluded was the fair value of the Company's common stock at that time. The Company is recognizing a compensation charge of approximately $1.3 million with respect to the 499,500 repriced stock options and 278,000 additional stock options granted in early February 1998 at $8.50 per share, computed based on a deemed value of $10.20 per share of common stock. The charges referred to above are being amortized over the vesting period of the awards, which is generally five years. The Company recognized $1,065,000, $1,137,000 and $339,000 of said charges as compensation expense during the years ended December 31, 1998, 1997 and 1996 respectively. The future compensation charges are subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period and aggregated $902,000 at December 31, 1998.


                                      F-16.

                                  FVC.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Significant option groups outstanding at December 31, 1998 and related weighted average exercise price and contractual life information are as follows:

                                                    OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                          ---------------------------------------- --------------------------------------
                       NUMBER             WEIGHTED AVERAGE      WEIGHTED           NUMBER              WEIGHTED
RANGE OF               OUTSTANDING        REMAINING             AVERAGE            EXERCISABLE         AVERAGE EXERCISE
EXERCISE PRICES        (IN THOUSANDS)     CONTRACTUAL LIFE      EXERCISE PRICE     (IN THOUSANDS)      PRICE
-------------------------------------------------------------------------------------------------------------------------
$0.34-$2.75                768                 5.67                $  2.60             381               2.62
$3.40-$4.00                332                 8.24                $  3.98             115               3.98
$8.25-$9.88                694                 9.01                $  8.59             143               8.50
$10.00-$11.00              876                 9.30                $ 10.25             106              10.51
$12.38-$16.75              653                 9.64                $ 14.29              64              13.69
-------------------------------------------------------------------------------------------------------------------------
$0.34-$16.75             3,322                 8.36                $  8.30             809               5.76
-------------------------------------------------------------------------------------------------------------------------

PRO FORMA DISCLOSURES

         Had compensation cost for the Company's Stock Option Plans been determined based on the value of such options at the grant dates as prescribed by FAS 123, the Company's pro forma net loss and net loss per share would have been as follows:

YEARS ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                              1998           1997            1996
------------------------------------------------------------- -------------- --------------- --------------
As reported:
   Net loss                                                     $   (8,016)    $   (4,328)     $   (2,243)
   Net loss per share (basic and diluted)                       $    (0.69)    $    (1.44)     $    (1.14)

Pro forma:
   Net loss                                                     $  (10,247)    $   (4,912)     $   (2,395)
   Net loss per share (basic and diluted)                       $    (0.89)    $    (1.63)     $    (1.21)

         The weighted-average estimated grant-date fair value of options granted under the Company's various stock option plans during 1998, 1997 and 1996 was $4.03, $1.56 and $0.64, respectively. For the year ended December 31, 1998, the fair value of each option on the date of grant was determined using the Black-Scholes model with the following assumptions: annual dividend yield of 0.0%; expected volatility of 50%; risk-free annual interest rates of 4.17% to 5.57%; and an expected option term of 2.98 years. For the years ended December 31, 1997 and 1996 the value of each option was estimated on the date of grant using the minimum-value method with the following assumptions: annual dividend yield of 0.0% for both periods; risk-free annual interest rates of 5.84% to 6.61% and 5.97% to 6.64%, respectively; and an expected option term of five years for both periods.

1997 EMPLOYEE STOCK PURCHASE PLAN

         The Company's 1997 Stock Purchase Plan (the "Purchase Plan") was approved by the Board of Directors and stockholders in October 1997 and became effective upon the closing of the initial public offering. Under the Purchase Plan a total of 150,000 shares of common stock have been reserved for issuance to participating employees who meet eligibility requirements.


                                      F-17.

                                  FVC.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's base compensation, including commissions, bonuses and overtime, at a price equal to 85% of the fair value of the common stock at the beginning of each offering period or the end of the purchase period, whichever is lower. The initial purchase period commenced on April 29, 1998. As of December 31, 1998, no shares had been issued under the Purchase Plan. During January 1999, the Company issued 26,025 shares of common stock under the Purchase Plan for aggregate proceeds of approximately $288,000. Compensation cost (included in pro forma net loss and net loss per share amounts only) for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the Purchase Plan was calculated using the Black-Scholes model with the following assumptions: annual dividend yield of 0.0%; expected volatility of 50%; risk-free annual interest rates of 5.38% and an expected term of 0.67 years. Pro forma net income includes compensation expense for purchase rights granted during the period from April 29, 1998 through December 31, 1998. The weighted average estimated grant date fair value for purchase rights granted under the Purchase Plan during 1998 was $4.26.

NOTE 11 - RELATED PARTY TRANSACTIONS

         During the period from January 1994 through October 1996, the Company made full recourse loans to certain executives and employees pursuant to the Company's 1993 Plan. The loans bear interest at rates ranging from 4.92% to 7.96% per annum and interest on the notes accrues monthly. The loans are due on the earlier of various dates through 2001 or termination of employment.

         In August 1998, the Company made a loan to an executive of the Company totaling $1,289,000 of which $940,000 was repaid during the year. The remaining balance of $349,000 is due on June 30, 1999. The loan is secured by 50,000 shares of the Company's common stock held by the executive and bears interest at 7% per annum.


NOTE 12 - SUBSEQUENT EVENT

         On or about April 9, 1999, several purported class action suits were filed in the U.S. District Court for the Northern District of California alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company's reporting of its financial results for the period ended December 31, 1998. These actions have just been commenced, and no trial dates have been set. Accordingly, management cannot predict with certainty the ultimate resolution of these lawsuits. However, management believes that the Company has meritorious defenses to these actions, and the Company intends to defend itself vigorously. In addition, the Company maintains directors and officers liability insurance coverage that management believes is applicable to the claims contained in these lawsuits.

                                      F-18.