Form 10-Q/A
period 1998-09-30
FVC COM INC
filed 1999-04-29
CIK 920317

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                   FORM 10-Q/A

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

                               3393 OCTAVIUS DRIVE
                              SANTA CLARA, CA 95054
                    (Address of principal executive offices)
                                    ---------

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

                             FVC.COM, INC.

                             FORM 10-Q/A

                                INDEX

PART I.        FINANCIAL INFORMATION                                                                           PAGE

Item 1.        Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets
               at September 30, 1998 (Restated) and December 31, 1997.....................................        3

               Condensed Consolidated Statements of Operations
               for the three and nine months ended September 30, 1998 (Restated) and 1997.................        4

               Condensed Consolidated Statements of Cash Flows
               for the nine months ended September 30, 1998 (Restated) and 1997...........................        5

               Notes to Condensed Consolidated Financial Statements.......................................        6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations.................................................................................        9


PART II. OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds..................................................       16

Item 6.        Exhibits and Reports on Form 8-K...........................................................       17

SIGNATURES ...............................................................................................       18

Exhibit Index ............................................................................................       19

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            FVC.COM, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        1998              1997
                                                                   -------------     -------------
                                   ASSETS                           (UNAUDITED)
                                                                    (RESTATED -
                                                                    SEE NOTE 3)
Current assets:
    Cash and cash equivalents                                      $      29,457     $       2,500
    Accounts receivable, net                                               7,135             2,469
    Inventory                                                              3,740             4,178
    Prepaid expenses and other current assets                              1,652               627
                                                                   -------------     -------------
       Total current assets                                               41,984             9,774

Property and equipment, net                                                2,129             1,043
Other assets                                                               3,620               287
                                                                   -------------     -------------
                                                                   $      47,733     $      11,104
                                                                   -------------     -------------
                                                                   -------------     -------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Borrowings under short-term credit facilities                  $           -     $       1,306
    Notes payable                                                          1,300                 -
    Current portion of long-term debt                                        128               848
    Accounts payable                                                       2,961             4,141
    Accrued liabilities                                                    1,806             1,326
    Deferred revenue                                                         153               262
                                                                   -------------     -------------
       Total current liabilities                                           6,348             7,883
                                                                   -------------     -------------

Long-term debt, net of current portion                                       294             1,312
                                                                   -------------     -------------

Stockholders' equity:
    Convertible Preferred Stock, $.001 par value; 5,000,000 and
        10,000,000 shares authorized, respectively; 0 and
        8,040,153 shares issued and outstanding, respectively                  -                 8
    Common Stock, $.001 par value; 35,000,000 and 30,000,000
        shares authorized, respectively; 16,308,952 and
        4,824,684 shares issued and outstanding, respectively                 16                 5
    Additional paid-in capital                                            61,032            17,267
    Notes receivable from stockholders                                      (569)             (837)
    Accumulated deficit                                                  (19,388)          (14,534)
                                                                   -------------     -------------
           Total stockholders' equity                                     41,091             1,909
                                                                   -------------     -------------
                                                                   $      47,733     $      11,104
                                                                   -------------     -------------
                                                                   -------------     -------------

    See accompanying notes to condensed consolidated financial statements.

                                  FVC.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                          -----------------------------     ---------------------------
                                                             1998            1997              1998             1997
                                                          ------------    -------------     -----------     -----------
                                                          (RESTATED -                       (RESTATED -
                                                          SEE NOTE 3)                       SEE NOTE 3)

Revenues                                                  $    12,022     $      4,980      $    32,055     $   11,123
Cost of revenues                                                6,042            3,002           16,847          6,477
                                                          ------------    -------------     ------------    -----------
       Gross profit                                             5,980            1,978           15,208          4,646
                                                          ------------    -------------     ------------    -----------

Operating expenses:
       Research and development,                                2,791            1,544            6,668          3,749
       Selling, general and administrative                      3,208            2,030            8,549          4,978
       Acquired in-process research and development             4,664                -            4,664              -
                                                          ------------    -------------     ------------    -----------
             Total operating expenses                          10,663            3,574           19,881          8,727
                                                          ------------    -------------     ------------    -----------
Operating loss                                                 (4,683)          (1,596)          (4,673)        (4,081)
Other income (expense), net                                       200              (96)            (181)          (147)
                                                          ------------    -------------     ------------    -----------
Net loss                                                  $    (4,483)    $     (1,692)     $    (4,854)    $   (4,228)
                                                          ------------    -------------     ------------    -----------
                                                          ------------    -------------     ------------    -----------

Basic net loss per share                                  $     (0.29)    $      (0.53)     $     (0.48)    $    (1.45)
                                                          ------------    -------------     ------------    -----------
                                                          ------------    -------------     ------------    -----------

Diluted net loss per share                                $     (0.29)    $      (0.53)     $     (0.48)    $    (1.45)
                                                          ------------    -------------     ------------    -----------
                                                          ------------    -------------     ------------    -----------

Shares used in basic
  net loss per share calculation                               15,355            3,163           10,120          2,908
                                                          ------------    -------------     ------------    -----------
                                                          ------------    -------------     ------------    -----------

Shares used in diluted net loss
   per share calculation                                       15,355            3,163           10,120          2,908
                                                          ------------    -------------     ------------    -----------
                                                          ------------    -------------     ------------    -----------

       See accompanying notes to condensed consolidated financial statements.

                                       FVC.COM, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS; UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                      1998               1997
                                                                                 ------------        -----------
                                                                                 (RESTATED -
                                                                                 SEE NOTE 3)
Cash flows from operating activities:
  Net loss                                                                       $      (4,854)      $    (4,228)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                      1,218               379
      Non-cash stock compensation                                                          891             1,009
      Acquired in-process research and development                                       4,664                 -
      Other                                                                                144               211
      Changes in assets and liabilities:
           Accounts receivable                                                          (4,653)             (730)
           Inventory                                                                       474              (442)
           Prepaid expenses and other current assets                                    (1,025)               14
           Other assets                                                                   (351)                -
           Accounts payable                                                             (1,241)            1,359
           Accrued liabilities                                                             337               532
           Deferred revenue                                                               (109)              (38)
                                                                                 -------------      ------------
               Net cash used in operating activities                                    (4,505)           (1,934)
                                                                                 -------------      ------------

Cash flows used in investing activities:
  Acquisition of ICAST Corporation, net of cash received                                  (360)                -
  Acquisition of property and equipment                                                 (1,434)             (376)
                                                                                 -------------      -------------
               Net cash used in investing activities                                    (1,794)             (376)
                                                                                 --------------     -------------

Cash flows from financing activities:
  Borrowings under short-term credit facilities                                          3,600               801
  Repayment of short-term credit facilities                                             (4,906)             (494)
  Proceeds from long-term debt                                                               -             1,250
  Repayment of long-term debt                                                           (2,014)             (141)
  Proceeds from issuance of stock, net                                                  36,713             1,885
  Repayment of capital lease obligations                                                  (137)             (161)
                                                                                 -------------    --------------
               Net cash provided by financing activities                                33,256             3,140
                                                                                 -------------    --------------

Net increase in cash and cash equivalents                                               26,957               830
Cash and cash equivalents at beginning of period                                         2,500               676
                                                                                 -------------    --------------
Cash and cash equivalents at end of period                                       $      29,457    $        1,506
                                                                                 -------------    --------------
                                                                                 -------------    --------------
Supplemental cash flow information:
  Cash paid for interest                                                         $         198    $          185
  Issuance of warrants to third parties                                                  1,213               112
  Common stock issued and options and warrants assumed
     in connection with acquisition of ICAST Corporation                                 5,179                 -

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

3.     Acquisition of ICAST Corporation

       On August 26, 1998, the Company acquired ICAST Corporation ("ICAST"). Since its inception, ICAST has been developing software designed for Internet and intranet broadcasting of real-time video, audio and data. The Company acquired all of the outstanding stock of ICAST in exchange for 401,389 shares of FVC.COM Common Stock, a cash payment of $327,000 and the assumption of certain debt and outstanding ICAST stock options and warrants. The transaction was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition, as determined by an independent appraisal. The acquired in-process research and development ("IPR&D") represents the estimated fair market value, using a risk-adjusted income approach, of specifically identified technologies which had not reached technological feasibility and had no alternative future uses.

       The purchase price, including liabilities assumed of $1.8 million, aggregated approximately $7.6 million, of which $6.2 million was initially allocated to IPR&D. As a result of recent views expressed by the Securities and Exchange Commission (the "SEC") staff, as discussed below, the Company subsequently reduced its estimate of the amount allocated to IPR&D by $1.5 million to $4.7 million and allocated $2.5 million to goodwill and other identified intangibles. As a result of the reduction in the IPR&D charge, amortization of intangibles increased by $29,000, from $14,000 to $43,000 for the three and nine months ended September 30, 1998.

       The amount originally allocated to IPR&D and intangible assets in the third quarter of 1998 was determined in a manner consistent with widely recognized appraisal practices at the date of acquisition. Subsequent to the acquisition, the SEC staff expressed views that took issue with certain appraisal practices generally employed by companies in determining the fair value of the IPR&D that was the basis for the Company's measurement of its IPR&D charge. The charge of $6.2 million, as first reported by the Company, was based upon the work of an independent valuation firm that had utilized the methodologies the SEC subsequently announced it does not consider appropriate.

       As a result of computing IPR&D using the current SEC preferred methodology, the Company has revised the amount originally allocated to IPR&D. This Report on Form 10-Q/A amends the previously filed Report on Form 10-Q for the quarterly period ended September 30, 1998 to give effect to this revision.

       At the time of the acquisition, ICAST was a privately held, development stage company involved in research and development of a low-bit rate software product designed for Internet and intranet broadcasting of real-time video, audio and data. The value assigned to IPR&D was based on this project for which technological feasibility had not been established. The value was determined by estimating the expected cash flows from this project once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion.

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

       The following pro forma information reflects the results of operations for the nine month periods ended September 30, 1998 and 1997 as if the acquisition of ICAST had occurred as of the beginning of the periods presented, after giving effect to certain pro forma adjustments and excludes the charge relating to IPR&D. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of such periods or what operating results may occur in the future (in thousands, except per share data).

                                              Nine months ended
                                                September 30,
                                        ------------------------------
                                            1998             1997
                                        -------------    -------------
                                         (restated)       (restated)
Revenues                                $    32,299      $    11,167
Net loss                                $    (2,244)     $    (5,698)
Net loss per share                      $     (0.21)     $     (1.72)

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

7.       Initial Public Offering

         In May 1998, the Company completed its initial public offering whereby the Company sold 3,132,000 shares of Common Stock. Net proceeds to the Company aggregated $36.1 million. The Company used $6.9 million of the net proceeds from the offering to repay outstanding indebtedness, including $2.3 million for borrowings under the working capital line of credit and $2.6 million for the outstanding balance of the Loan.

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

         The Company outsources certain functions to independent service providers. The Company's products are manufactured primarily by Tanon Manufacturing, Inc. (now a part of Smartflex Systems, Inc.) and accounting and data processing functions are performed by KPMG Peat Marwick LLP.

         ICAST ACQUISITION. On August 26, 1998, the Company acquired ICAST for total consideration of approximately $7.6 million, including $1.8 million for the assumption of liabilities. Prior to the acquisition, ICAST was a privately-held, development-stage company that had minimal revenues since its inception in May 1996. Since its inception, ICAST has been engaged in developing software designed for Internet and Intranet broadcasting of real-time video, audio and data.

RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                              ----------------------------------------------------------
                                                  1998           1997            1998           1997
                                              ------------   ------------    ------------   ------------
                                              (RESTATED -                    (RESTATED -
                                              SEE NOTE 3)                    SEE NOTE 3)
Revenues                                           100.0%         100.0%          100.0%         100.0%
Cost of revenues                                    50.3%          60.3%           52.6%          58.2%
                                              ------------   ------------    ------------   ------------
       Gross profit                                 49.7%          39.7%           47.4%          41.8%
                                              ------------   ------------    ------------   ------------

Operating expenses:
       Research and development                     23.2%          31.0%           20.8%          33.7%
       Selling, general and
         administrative                             26.7%          40.8%           26.7%          44.8%
       Acquired in-process research and
         development                                38.8%           0.0%           14.5%           0.0%
                                              ------------   ------------    ------------   ------------
             Total operating expenses               88.7%          71.8%           62.0%          78.5%
                                              ------------   ------------    ------------   ------------
Operating loss                                     (39.0%)        (32.0%)         (14.6%)        (36.7%)
Other income (expense), net                          1.7%          (1.9%)          (0.5%)         (1.3%)

                                              ------------   ------------    ------------   ------------
Net loss                                           (37.3%)        (34.0%)         (15.1%)        (38.0%)
                                              ------------   ------------    ------------   ------------
                                              ------------   ------------    ------------   ------------

     (1) Operating expenses include non-cash employee stock compensation charges of $212,000 (0.7% of total revenues) and $758,000 (6.8% of total revenues) for the three months ended September 30, 1998 and 1997, respectively, and $891,000 (2.8% of total revenues) and $1,009,000 (9.1% of total revenues) for the nine months ended September 30, 1998 and 1997, respectively.

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

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such expenses also include costs of outside contractors, advertising, trade shows and other marketing and promotional expenses. Selling, general and administrative expenses increased 58%, to $3.2 million for the three months ended September 30, 1998, from $2.0 million for the three months ended September 30, 1997. As a percentage of total revenues, selling, general and administrative expenses decreased to 26.7% for the three months ended September 30, 1998, from 40.8% for the three months ended September 30, 1997. Selling, general and administrative expenses increased 72%, to $8.5 million for the nine months ended September 30, 1998, from $5.0 million for the nine months ended September 30, 1997. As a percentage of total revenues, selling, general and administrative expenses decreased to 26.7% for the nine months ended September 30, 1998, from 44.8% for the nine months ended September 30, 1997. The increases in absolute dollars were the result of the expansion of the Company's sales and marketing infrastructure, as well as higher marketing costs associated with advertising and promotional activities, and higher selling costs related to the increases in revenues. These increases were offset in part by a decrease in non-cash compensation charges relating to the Company's employee stock plans, which decreased to $113,000 and $499,000, respectively, for the three and nine month periods ended September 30, 1998, from $421,000 and $552,000, respectively, for the three and nine month periods ended September 30, 1997. The decreases as a percentage of revenues were due to the relatively greater increases in revenues for the three and nine month periods ended September 30, 1998 than in the level of selling, general and administrative expenses for those periods.

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

       Initially, approximately $6.2 million of the total purchase price of ICAST was allocated to the value of in-process research and development ("IPR&D") and was charged to the Company's operations in the third quarter ended September 30, 1998. Since the acquisition, and as a result of the recent views expressed by the Securities and Exchange Commission (the "SEC") staff, as discussed below, the Company has reduced its estimate of the amount allocated to IPR&D as a result of the ICAST acquisition by $1.5 million to $4.7 million and allocated $2.5 million to goodwill and other identified intangibles. As a result of the reduction in the IPR&D charge, amortization of intangibles increased by $29,000, from $14,000 to $43,000 for the three and nine months ended September 30, 1998.

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

       As a result of computing IPR&D using the SEC's current preferred methodology, the Company, in consultation with its independent accountants, decided to revise the amount originally allocated to IPR&D. This Report on Form 10-Q/A amends the previously filed Report on Form 10-Q for the quarterly period ended September 30, 1998 to give effect to this revision.

       At the time of the acquisition, ICAST was a privately held, development stage company involved in research and development of a low bit-rate software product designed for Internet and intranet broadcasting of real-time video, audio and data. The value assigned to IPR&D was based on this project for which technological feasibility had not been established. The value was determined by estimating the expected cash flows from this project once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. The net cash flows from the identified project are based on management estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from the project. The research and development costs included in the model reflect costs to sustain the project, but exclude costs to bring the in-process project to technological feasibility. The estimated revenues are based on management projections for the project and are expected to peak in the year 2000 and decline thereafter as other new products are expected to become available. These projections are based on management estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. Projected gross margins approximate recent historical performance of other Company products. The estimated selling, general and administrative costs, and research and development costs were estimated excluding synergies expected from the acquisition.

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

       The percentage of completion for this project was determined by comparing both effort expended and research and development costs incurred as of August 1998 to the remaining effort to be expended and research and development costs to be incurred, based on management's estimates, to bring the project to technological feasibility. Based on these comparisons management estimated the project to be approximately 83% complete as of the date of acquisition.

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

         During the nine months ended September 30, 1998, the Company had a net loss of $6.4 million, which was substantially the result of a non-cash charge for acquired in-process research and development of $4.7 million. The Company also experienced an increase in accounts receivable of $4.7 million, resulting in $4.5 million of cash used in operating activities. The increase in accounts receivable was due to increased sales. During the nine months ended September 30, 1997, the Company had a net loss of $4.2 million which was offset in part by a non-cash compensation charge of $1.0 million and an increase in accounts payable of $1.4 million, resulting in $1.9 million of cash used in operating activities.

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

         In May 1998, the Company completed its initial public offering whereby the Company sold 3,132,000 shares of Common Stock. Net proceeds to the Company aggregated $36.1 million. The Company used $6.9 million of the net proceeds from its initial public offering to repay outstanding indebtedness, including $2.3 million for borrowings under the working capital line of credit and $2.6 million for the outstanding balance of the Loan.

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

Date:  April 29, 1999                FVC.COM, Inc.

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