Form 10-Q
period 1999-03-31
FVC COM INC
filed 1999-05-12
CIK 920317

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                             --------------------

                                 (408) 567-7200
              (Registrant's telephone number, including area code)

                             --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Common Stock, $0.001 par value                         16,574,537
------------------------------              --------------------------------
          (Class)                           Outstanding as of March 31, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FVC.COM, INC.

                                    FORM 10-Q

                                      INDEX

PART I.        FINANCIAL INFORMATION                                                                            PAGE
                                                                                                                ----
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               at March 31, 1999 and December 31, 1998....................................................        3

               Condensed Consolidated Statements of Operations
               for the three months ended March 31, 1999 and 1998.........................................        4

               Condensed Consolidated Statements of Cash Flows
               for the three months ended March 31, 1999 and 1998.........................................        5

               Notes to Condensed Consolidated Financial Statements.......................................        6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations.................................................................................        8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.................................       13


PART II. OTHER INFORMATION

Item 1.        Legal Proceedings..........................................................................       14

Item 2.        Changes in Securities......................................................................       14

Item 4.        Submission of Matters to a Vote of Security Holders........................................       14

Item 6.        Exhibits and Reports on Form 8-K...........................................................       15

SIGNATURES................................................................................................       16

EXHIBIT INDEX.............................................................................................       17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  FVC.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)

                                                                           MARCH 31,       DECEMBER 31,
                                                                             1999             1998
                                                                         ------------      ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                $  4,966          $ 10,315
  Short-term investments                                                     15,503            16,433
  Accounts receivable, net of allowance of $204 and $168                     10,411            11,221
  Inventory                                                                   9,258             6,053
  Prepaid expenses and other current assets                                   1,423             1,241
                                                                           --------          --------
    Total current assets                                                     41,561            45,263

Property and equipment, net                                                   2,514             2,400
Other assets                                                                  3,336             3,502
                                                                           --------          --------
                                                                           $ 47,411          $ 51,165
                                                                           --------          --------
                                                                           --------          --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                            $      -          $  1,300
  Current portion of long-term debt                                             136               137
  Accounts payable                                                            4,927             5,045
  Accrued liabilities                                                         1,788             1,937
  Deferred revenue                                                            3,542             3,905
                                                                           --------          --------
    Total current liabilities                                                10,393            12,324
                                                                           --------          --------

Long-term debt, net of current portion                                          188               228
                                                                           --------          --------

Stockholders' equity:
  Convertible Preferred Stock, $.001 par value; 10,000,000 shares
    authorized; no shares issued or outstanding                                   -                 -
  Common Stock, $.001 par value; 30,000,000 shares authorized;
    16,574,537 and 16,389,007 shares issued and outstanding                      17                16
  Additional paid-in capital                                                 63,028            61,649
  Notes receivable from stockholders                                           (427)             (502)
  Accumulated deficit                                                       (25,788)          (22,550)
                                                                           --------          --------
    Total stockholders' equity                                               36,830            38,613
                                                                           --------          --------
                                                                           $ 47,411          $ 51,165
                                                                           --------          --------
                                                                           --------          --------


     See accompanying notes to condensed consolidated financial statements.

                                  FVC.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                         ------------------------------
                                                                             1999              1998
                                                                         ------------      ------------
Revenues                                                                   $  8,380          $  9,042
Cost of revenues                                                              4,726             4,832
                                                                           --------          --------
  Gross profit                                                                3,654             4,210
                                                                           --------          --------
Operating expenses:
  Research and development                                                    2,405             1,888
  Selling, general and administrative                                         4,713             2,613
                                                                           --------          --------
    Total operating expenses                                                  7,118             4,501
                                                                           --------          --------
Loss from operations                                                       $ (3,464)             (291)

Other income (expense), net                                                     226              (201)
                                                                           --------          --------
Net loss                                                                   $ (3,238)         $   (492)
                                                                           --------          --------
                                                                           --------          --------

Net loss per share:
  Basic                                                                    $  (0.20)         $  (0.13)
                                                                           --------          --------
                                                                           --------          --------
  Diluted                                                                  $  (0.20)         $  (0.13)
                                                                           --------          --------
                                                                           --------          --------

Shares used to compute net loss per share:
  Basic                                                                      16,047             3,718
                                                                           --------          --------
                                                                           --------          --------
  Diluted                                                                    16,047             3,718
                                                                           --------          --------
                                                                           --------          --------


     See accompanying notes to condensed consolidated financial statements.

                                  FVC.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                         ------------------------------
                                                                             1999              1998
                                                                         ------------      ------------
Cash flows from operating activities:
  Net loss                                                                 $ (3,238)         $   (492)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                             487               251
      Non-cash stock compensation                                               198               416
      Other                                                                      41                 4
      Changes in assets and liabilities:

        Accounts receivable                                                     774            (3,301)
        Inventory                                                            (3,205)            1,491
        Prepaid expenses and other assets                                      (205)             (318)
        Accounts payable                                                       (118)           (1,991)
        Accrued liabilities                                                    (149)              225
        Deferred revenue                                                       (363)              (46)
                                                                           --------          --------
          Net cash used in operating activities                              (5,778)           (3,761)
                                                                           --------          --------

Cash flows from investing activities:
    Acquisition of property and equipment                                      (417)             (491)
    Proceeds from sale of short-term investments                                930                 -
                                                                           --------          --------
      Net cash provided by (used in) investing activities                       513              (491)
                                                                           --------          --------

Cash flows from financing activities:
  Repayment of notes payable                                                 (1,300)                -
  Borrowings under short-term credit facilities                                   -             2,100
  Repayment of long-term debt                                                     -              (223)
  Proceeds from issuance of common stock                                      1,257                 8
  Repayment of capital lease obligations                                        (41)              (51)
                                                                           --------          --------
          Net cash provided by (used in) financing activities                   (84)            1,834
                                                                           --------          --------
Net decrease in cash and cash equivalents                                    (5,349)           (2,418)
Cash and cash equivalents at beginning of period                             10,315             2,500
                                                                           --------          --------
Cash and cash equivalents at end of period                                 $  4,966          $     82
                                                                           --------          --------
                                                                           --------          --------

Supplemental cash flow information:
  Cash paid for interest                                                   $     77          $    126
  Warrants issued in conjunction with debt financing                              -               563


     See accompanying notes to condensed consolidated financial statements.

                                  FVC.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Inventory

     Inventories as of March 31, 1999 and December 31, 1998 were (in thousands):

------------------------------------------------------------------------------
                                              March 31,        December 31,
                                                1999               1998
------------------------------------------------------------------------------
Raw materials                                   $5,175            $3,176
Finished goods                                   4,083             2,877
------------------------------------------------------------------------------
Total inventory                                 $9,258            $6,053
------------------------------------------------------------------------------
------------------------------------------------------------------------------

3.   Earnings (Loss) Per Share

     Basic earnings (loss) per share is based on the weighted average number of common shares outstanding excluding contingently issuable or returnable shares such as shares of unvested restricted common stock. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. As a result of the losses incurred by the Company for the three months ended March 31, 1999 and 1998, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations.

     The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive (in thousands):

                                           March 31, 1999        March 31, 1998
                                           --------------        --------------
Unvested restricted common stock                  420                   961
Preferred stock                                     -                 8,040
Preferred stock warrants                            -                    61
Common stock warrants                             248                   125
Common stock options                            4,021                 2,388

                                  FVC.COM, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Unvested restricted common stock represents stock that has been issued but which is subject to repurchase to the extent the holder does not remain associated with the Company until such shares are vested. Each share of preferred stock converted into one share of common stock upon the closing of the Company's initial public offering in May 1998. The common stock warrants are exercisable at $8.00 to $13.00 per share and expire at various times from three to five years following the closing of the Company's initial public offering. The stock options outstanding at March 31, 1999 and 1998, had a weighted average exercise price per share of $10.04 and $5.59, respectively, and expire beginning in July 2001 through February 2009.

4.   Comprehensive Loss

     Net loss for the periods presented in the statements of operations also represents the comprehensive loss for such periods.

5.   New Accounting Pronouncement

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

6.   Litigation

     Beginning in April 1999, several purported class action suits were filed in the U.S. District Court for the Northern District of California alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company's reporting of its financial results for the period ending December 31, 1998. These actions have just been commenced, and no trial dates have been set. Accordingly, management cannot predict with certainty the ultimate resolution of these lawsuits. However, management believes that the Company has meritorious defenses to these actions, and the Company intends to defend itself vigorously. In addition, the Company maintains directors and officers liability insurance coverage that management believes is applicable to the claims contained in these lawsuits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of FVC.COM, Inc. (the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Form 10-Q.

     In addition to the historical information contained in this Item, this Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the Company's limited operating history and variability of operating results, market acceptance of video technology, dependence on ATM backbone technology and the Next Generation Internet, the Company's potential inability to maintain business relationships with resellers and suppliers, competition in the video networking industry, the importance of attracting and retaining personnel, management of the Company's growth, consolidation and cost pressures in the video networking industry, dependence on key employees, and other risk factors referenced in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company assumes no obligation to update any forward-looking statements contained herein.

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

     The Company markets its products to business customers, government users and educational providers through its internal sales force and indirect sales channels. A large portion of the Company's sales to date have been fulfilled through the Company's original equipment manufacturers ("OEMs"), including Nortel Networks. These OEMs either sell and install the Company's products directly or work with leading systems integrators to sell and install the Company's products. Systems integrators qualified to sell and install the Company's products include Bell Atlantic Network Integration, British Telecommunication plc, Electronic Data Systems, France Telecom, GTE Corporation, Global Telemedics, Nippon Telephone and Telegraph, IBM, NEC Corporation and Telstra. Sales through Nortel Networks (including Bay Networks) represented approximately 24% of the Company's revenues for the three months ended March 31, 1999, and 39% and 64% of the Company's revenues for the years ended December 31, 1998 and 1997, respectively.

     In addition to global OEM relationships with Nortel Networks and Lucent Technologies, the Company maintains a network of distributors in Europe and Asia licensed to sell its products under the FVC.COM name. During the first quarter of 1999, the Company opened offices in Japan and Australia. Approximately 18% and 27% of the Company's revenues were generated from customers outside of North America during the three months ended March 31, 1999 and 1998, respectively. The Company expects that direct sales from shipments to customers outside of North America will continue to represent a significant portion of its future revenues. In addition, the Company believes that a small portion of its sales through Nortel Networks and other distribution partners is sold to international end-users. Revenues from the Company's international operations are subject to various risks. To date, the Company has not engaged in any foreign currency hedging activity.

     Revenues are recognized upon shipment of product to customers, provided no significant obligations remain, collectibility is probable and returns are estimable. Revenues from sales to certain of the Company's resellers are subject to agreements allowing rights of return. In such cases, the Company provides reserves for estimated future returns upon revenue recognition. Such reserves are estimated based upon historical rates of returns and allowances, reseller inventory levels, the Company's estimates of sell through by resellers and other related factors. Actual results could differ from these estimates. In the event of the inability to estimate returns from any reseller, the Company defers revenue recognition until the reseller has sold through the products.

     Advance payments received from customers and gross margin deferred with respect to sales to resellers wherein the Company does not have the ability to estimate returns are recorded as deferred revenue. At March 31, 1999, deferred revenue was $3.5 million, a significant portion of which related to approximately $6.0 million of FVC.COM product inventory held at Nortel Networks, for which the Company will recognize revenue when Nortel has sold through such inventory because of the Company's inability to estimate returns associated with such inventory.

     Nortel Networks has recently communicated to the Company its desire to move to a drop ship model, in which case Nortel Networks will not carry any inventory of the Company's products. The Company's contract with Nortel Networks expired on May 3, 1999 and the Company is currently actively negotiating with Nortel Networks the terms of a new contract incorporating the drop ship model.

     The Company has experienced, and will in the future experience, fluctuations in revenues, gross margins and operating results. There can be no assurance that revenues will increase on a quarterly basis or at all. The Company's gross margins have historically fluctuated from period to period and are expected to continue to fluctuate in the future. Gross margins are significantly influenced by a variety of factors, including product mix, percentage of revenues derived from OEMs versus resellers, pricing within the video networking industry and the prices of significant components used in the Company's products. Various factors, in addition to those discussed above, contribute to the fluctuations in revenues, gross margins and operating results, including but not limited to development of the market for video networking and for the Company's products, the Company's success in developing, introducing and shipping new products and product enhancements, the Company's success in accurately forecasting demand for new orders, and new product introductions and price reductions by its competitors. Further, a significant portion of the Company's expenses are fixed in advance. The Company expects that operating expenses will increase in the future to fund expanded operations. To the extent these increased expenses are not accompanied by an increase in revenues, the Company's business, financial condition and results of operations could be materially adversely affected. If revenues or gross margins are below Company expectations in any given period, the Company's inability to adjust operating expenses in response would adversely affect operating results.

     The Company outsources certain functions to independent service providers. The Company's products are manufactured primarily by Smartflex Systems, Inc. and accounting and data processing functions are performed by KPMG Peat Marwick LLP.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

                                                            THREE MONTHS
                                                          ENDED MARCH 31,
                                                      -----------------------
                                                        1999            1998
                                                      --------       --------
      Revenues..............................            100.0%          100.0%
      Cost of revenues......................             56.4            53.4
                                                      -------       ---------
           Gross profit.....................             43.6            46.6
                                                      -------       ---------
      Operating expenses:
           Research and development.........             28.7            20.9
           Selling, general and administrative           56.2            28.9
                                                      -------       ---------
      Total operating expenses (1)..........             84.9            49.8
                                                      -------       ---------
      Loss from operations..................            (41.3)           (3.2)
      Other income (expense), net...........              2.7            (2.2)
                                                      -------       ---------
      Net loss..............................            (38.6)%          (5.4)%
                                                      -------       ---------
                                                      -------       ---------

(1) Operating expenses include non-cash stock compensation charges of $198,000 (2.4% of total revenues) and $416,000 (4.6% of total revenues) for the three months ended March 31, 1999 and 1998, respectively.

     REVENUES. Revenues decreased 7% to $8.4 million in the three months ended March 31, 1999, from $9.0 million in the three months ended March 31, 1998. The decrease in revenues was primarily due to a decline in sales to Nortel Networks, which was offset in part by an increase in sales of the Company's products to other customers as a result of marketing efforts of the Company and its other strategic partners. Sales through Nortel Networks declined 55% to $2.0 million in the three months ended March 31, 1999, from $4.4 million in the comparable 1998 period.

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

     Gross profit decreased to $3.7 million in the three months ended March 31, 1999, from $4.2 million in the three months ended March 31, 1998, primarily due to the decrease in revenues in the first quarter of 1999 compared to the quarter ended March 31, 1998. Gross margin (gross profit as a percentage of revenues) decreased to 43.6% in the three months ended March 31, 1999, from 46.6% in the comparable 1998 period, due primarily to sales price reductions for certain products and a shift in mix to lower margin products.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, costs of contracts and outside consultants, supplies and material expenses, equipment depreciation and overhead costs. Research and development expenses increased 27%, to $2.4 million in the three months ended March 31, 1999, from $1.9 million in the three months ended March 31, 1998. As a percentage of total revenues, research and development expenses increased to 28.7% in the three months ended March 31, 1999, from 20.9% in the three months ended March 31, 1998. The increase in dollars was primarily the result of hiring additional engineers and consultants for product development, including personnel costs associated with hiring additional engineers in connection with the acquisition of ICAST Corporation in August 1998. The increase as a percentage of revenues was due both to higher spending and the decrease in revenues in the first quarter of 1999 versus the first quarter of 1998. The Company believes that research and development expenses will continue to increase in absolute dollars for the foreseeable future. However, such expenses will fluctuate depending on various factors, including the status of development projects.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such expenses also include costs of outside contractors, advertising, trade shows, other marketing and promotional expenses, and goodwill amortization. Selling, general and administrative expenses increased 80%, to $4.7 million in the three months ended March 31, 1999, from $2.6 million in the three months ended March 31, 1998. As a percentage of total revenues, selling, general and administrative expenses increased to 56.2% in the three months ended March 31, 1999, from 28.9% in the three months ended March 31, 1998. The increase in dollars was the result of the expansion of the Company's sales and marketing infrastructure, higher marketing costs associated with advertising and promotional activities, higher legal and accounting fees associated with the reporting requirements of a publicly held company, and goodwill amortization associated with the acquisition of ICAST Corporation. The increase as a percentage of revenues was due both to higher spending and the decrease in revenues in the first quarter of 1999 versus the first quarter of 1998. The Company anticipates that selling, general and administrative expenses will continue to increase in absolute dollars in the foreseeable future as the Company expands its selling and marketing efforts and continues to incur the administrative costs associated with being a publicly held company. The Company also anticipates that selling, general and administrative expenses will increase due to legal and other expenses to be incurred by the Company to defend itself against certain class action suits filed against the Company in April 1999.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to the Company's credit facilities and long-term debt. Net other income totaled $226,000 in the three months ended March 31, 1999, compared to net other expense of $201,000 in the comparable period of 1998. The change was primarily due to interest income earned on the proceeds from the Company's initial public offering completed in May 1998 and a reduction in interest expense due to the repayment of borrowings under short-term credit facilities with proceeds from the initial public offering.

     INCOME TAXES. The Company has incurred losses since inception. No benefit was recorded for income taxes in either the three months ended March 31, 1999 or 1998, as the Company believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize the benefit of these net operating losses, and thus a full valuation reserve has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception through the completion of its initial public offering in May 1998, the Company financed its operations primarily through private placements of equity securities and to a lesser extent through certain credit facilities and long-term debt. As of March 31, 1999, the Company had cash, cash equivalents and short-term investments of $20.5 million and working capital of $31.2 million.

     During the three months ended March 31, 1999, the Company used $5.8 million of cash in its operating activities primarily to fund a net loss of $3.2 million and an increase in inventory of $3.2 million. The increase in inventory resulted from sales being below the Company's expectations during the quarter ended March 31, 1999. During the three months ended March 31, 1998, the Company used $3.8 million of cash in its operating activities primarily to fund an increase in accounts receivable of $3.3 million and a reduction in accounts payable of $2.0 million.

     Cash used for investing activities for acquisition of property and equipment was $417,000 for the three months ended March 31, 1999, compared to $491,000 for the three months ended March 31, 1998. The capital expenditures consisted of purchases of computers and related equipment, furniture and fixtures necessary to support the Company's planned growth. To date the Company has not made significant outlays for capital expenditures because of its strategy to outsource manufacturing and certain other functions.

     Cash used in financing activities was $84,000 for the three months ended March 31, 1999, compared to cash provided by financing activities of $1.8 million for the three months ended March 31, 1998. Cash used in financing activities during the first quarter of 1999 included the repayment of $1.3 million of notes payable assumed in connection with the acquisition of ICAST Corporation in August 1998, which was substantially offset by $1.3 million of proceeds from the issuance of common stock under the Company's stock plans. Cash provided by financing activities during the first quarter of 1998 arose primarily from $2.1 million of borrowings under short-term credit facilities.

     The Company has a working capital line of credit agreement with a bank that provides for borrowings of up to $10 million. Borrowings under the line of credit are limited to a specified percentage of eligible accounts receivable and inventory, and are secured by substantially all of the assets of the Company. Interest on borrowings is set at the bank's prime rate (7.75% at March 31, 1999). Among other provisions, the Company is required to maintain certain financial covenants and is prohibited from paying dividends. The line of credit agreement expires in June 2000. No borrowings were outstanding under this line at March 31, 1999.

     The Company believes that its cash, cash equivalents and short term investments of $20.5 million at March 31, 1999, together with its existing line of credit, will provide adequate cash to fund its operations for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities or increase its line of credit. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders.

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

     To assist customers in evaluating their Year 2000 issues, the Company has begun a program to assess the capability of its current products and products no longer being produced to handle the Year 2000. Testing has not yet been completed, but based on preliminary tests, the Company believes that all current products shipping and older products that are no longer shipping are "Year 2000 Compliant." It is expected that assessment and remediation will be on-going throughout 1999, with the goal of appropriately resolving all material product issues by June 1999. The costs incurred to date related to these programs have not been material. The costs that will be incurred by the Company regarding the testing of current or older products for Year 2000 compliance and answering and responding to customer requests related to Year 2000 issues, including both incremental spending and redeployed resources, have not yet been determined but are currently not expected to be material. Based on currently available information, the Company does not believe that the

Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on its financial condition or overall trends in results of operations; however, it is still uncertain to what extent the Company may be affected by such matters. In addition, customers may delay purchase decisions because of uncertainty about Year 2000 issues.

     Except as implied in any limited product warranty, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring Year 2000 compliance. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues and it is anticipated that these expenditures will continue through calendar year 1999 and thereafter. As used by the Company, "Year 2000 Compliant" means that when used properly and in conformity with the product information provided by the Company, and when used with "Year 2000 Compliant" computer systems, the Company's product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Company's products properly exchanges date data with the Company's products. There can be no assurance that (i) third party technologies used in combination with the Company's products will be Year 2000 Compliant and (ii) the Company's products will not be adversely affected when used with such third party technologies, nor can the Company represent that any modifications to its products made by a party other than the Company will be Year 2000 Compliant.

     The Company has contacted its key suppliers of goods or services and other relevant third parties to determine if they are adequately addressing Year 2000 issues and what might be the possible effects on the Company if those parties are not adequately prepared for the year 2000. Based on these inquiries, the Company believes that the majority of its key suppliers of goods and services are Year 2000 Compliant. However, failure of any key supplier or other relevant third party to address Year 2000 readiness could potentially have a material effect on the Company's business, financial condition and results of operations. The Company has not yet developed a contingency plan to address situations that may result if its key suppliers and other relevant third parties are unable to achieve Year 2000 readiness. There can be no assurance that the Company will be able to develop a contingency plan to adequately address issues that may arise in the year 2000. The failure of the Company to develop and implement, if necessary, an appropriate contingency plan could have a material adverse impact on the operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposures as set forth in its Annual Report on Form 10-K for the year ended December 31, 1998 have not changed significantly.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Beginning in April 1999, several purported class action suits were filed in the U.S. District Court for the Northern District of California alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company's reporting of its financial results for the period ending December 31, 1998. These actions have just been commenced, and no trial dates have been set. Accordingly, management cannot predict with certainty the ultimate resolution of these lawsuits. However, management believes that the Company has meritorious defenses to these actions, and the Company intends to defend itself vigorously. In addition, the Company maintains directors and officers liability insurance coverage that management believes is applicable to the claims contained in these lawsuits.

ITEM 2.  CHANGES IN SECURITIES

     In November 1998, in connection with an investment by the Company in FVC.COM GmbH, the Company issued an option (a "Put Option"), effective October 1, 2001, to the investors in FVC.COM GmbH, an individual and two foreign companies (the "Investors"). Pursuant to the Put Option, the Company granted the Investors the right to require the Company to purchase from the Investors all shares of FVC.COM GmbH held by the Investors, at a purchase price determined in accordance with a formula, based upon future revenues and profits of FVC.COM GmbH, agreed upon by the Company and the Investors. The Put Option may only be exercised by the Investors if FVC.COM BV, the Dutch holding company of FVC.COM GmbH, achieves profits for 12 months prior to the date of exercise of the Put Option. The Put Option was granted in connection with the Company's purchase of a 20% interest in FVC.COM GmbH for aggregate consideration of $100,000.

     In December 1998, in connection with an investment by the Company in FVC.COM Nordic, the Company issued an option (a "Put Option"), effective October 1, 2001, to an investor in FVC.COM Nordic (the "Investor"). Pursuant to the Put Option, the Company granted the Investor in FVC.COM Nordic the right to require the Company to purchase from the Investor all shares of FVC.COM Nordic held by the Investor, at a purchase price determined in accordance with a formula, based upon future revenues and profits of FVC.COM Nordic, agreed upon by the Company and the Investor. The Put Option may only be exercised by the Investor if FVC.COM Nordic achieves profits for the 12 months prior to the exercise of the Put Option. The Put Option was granted in connection with the Company's purchase of a 19% interest in FVC.COM Nordic for $102,000.

     The issuance of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation S promulgated thereunder. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. All recipients were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received either adequate information about the registrant or had access, through employment or other relationships, to such information.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Special Meeting of Stockholders held on February 17, 1999, pursuant to the Notice of Special Meeting of Stockholders and Proxy Statement dated January 4, 1999, the following matter was submitted to the Company's stockholders. Set forth after the matter presented are the number of votes for, the number of votes against and the number of abstentions, respectively:

     (1) the approval of the Company's 1997 Equity Incentive Plan, as amended (8,866,498, 1,431,940 and 13,834).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit Number                      Description
          --------------    --------------------------------------------------
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

          (3)  See Note 3 to Condensed Consolidated Financial Statements.

     (b)  Reports on Form 8-K

          No reports of Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 1999                FVC.COM, Inc.


                                   By: /s/ James O. Mitchell
                                       --------------------------------------
                                       James O. Mitchell
                                       Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)

                                  EXHIBIT INDEX

          Exhibit Number                      Description
          --------------    --------------------------------------------------
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

          (3)  See Note 3 to Condensed Consolidated Financial Statements.