Form 10-Q
period 1999-06-30
FVC COM INC
filed 1999-08-16
CIK 920317

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                        Commission file number 000-23305

                                  FVC.COM, INC.
                   (Exact name of registrant in its character)

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

                               -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Common Stock, $0.001 par value                         16,587,162
------------------------------                -------------------------------
           (Class)                            Outstanding as of June 30, 1999

===============================================================================

                                  FVC.COM, INC.
                                    FORM 10-Q
                                      INDEX
-------------------------------------------------------------------------------

                                                                                              PAGE
                                                                                              ----
PART 1.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets
                  at June 30, 1999 and December 31, 1998....................................    3

                  Condensed Consolidated Statements of Operations
                  for the three and six months ended June 30, 1999 and 1998.................    4

                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1999 and 1998...........................    5

                  Notes to Condensed Consolidated Financial Statements......................    6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.............................................................    8

Item 3.           Quantitative and Qualitative Disclosures About Market Risk................   13

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.........................................................   14

Item 4.           Submission of Matters to a Vote of Security Holders.......................   14

Item 6.           Exhibits and Reports on Form 8-K..........................................   15

SIGNATURES..................................................................................   16

EXHIBIT INDEX...............................................................................   17

PART 1.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  FVC.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)

                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      1999                1998
                                                                                    --------         ------------
ASSETS
Current assets:
     Cash and cash equivalents...........................................            $    800           $ 10,315
     Short-term investments..............................................              11,420             16,433
     Accounts receivable, net of allowance of $474 and $168..............              12,599             11,221
     Inventory...........................................................              11,981              6,053
     Prepaid expenses and other current assets...........................               2,412              1,241
                                                                                     --------           --------
         Total current assets............................................              39,212             45,263

Property and equipment, net..............................................               2,938              2,400
Other assets.............................................................               3,512              3,502
                                                                                     --------           --------
                                                                                     $ 45,662           $ 51,165
                                                                                     --------           --------
                                                                                     --------           --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable.......................................................            $      -           $  1,300
     Current portion of long-term debt...................................                 135                137
     Accounts payable....................................................               5,246              5,045
     Accrued liabilities.................................................               2,456              1,937
     Deferred revenue....................................................               2,509              3,905
                                                                                     --------           --------
         Total current liabilities.......................................              10,346             12,324

Long-term debt, net of current portion...................................                 160                228

Minority interest in consolidated subsidiary ............................                 395                  -

Stockholders' equity:
     Convertible Preferred Stock, $.001 par value; 10,000,000 shares
         authorized; no shares issued or outstanding.....................                   -                  -
     Common Stock, $.001 par value; 30,000,000 shares authorized;
         16,587,162 and 16,389,007 shares issued and outstanding,
         respectively....................................................                  17                 16
     Additional paid-in capital..........................................              62,963             61,649
     Notes receivable from stockholders..................................                (401)              (502)
     Cumulative translation adjustment...................................                 (12)                 -
     Accumulated deficit.................................................             (27,806)           (22,550)
                                                                                     --------           --------
         Total stockholders' equity......................................              34,761             38,613
                                                                                     --------           --------
                                                                                     $ 45,662           $ 51,165
                                                                                     --------           --------
                                                                                     --------           --------

    See accompanying notes to condensed consolidated financial statements.

                                  FVC.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                     ------------------------           -------------------------
                                                       1999             1998              1999              1998
                                                     -------          -------           -------           -------
Revenues....................................         $10,624          $10,991           $19,004           $20,033
Cost of revenues............................           5,537            5,973            10,263            10,805
                                                     -------          -------           -------           -------
     Gross profit...........................           5,087            5,018             8,741             9,228
                                                     -------          -------           -------           -------

Operating expenses:
     Research and development...............           2,582            1,987             4,987             3,871
     Selling, general and administrative....           4,658            2,730             9,371             5,347
                                                     -------          -------           -------           -------
         Total operating expenses...........           7,240            4,717            14,358             9,218
                                                     -------          -------           -------           -------
Income (loss) from operations...............          (2,153)             301            (5,617)               10

Other income (expense), net.................             142             (180)              368              (381)

Minority interest in consolidated
   subsidiary.............................                (7)               -                (7)                -
                                                     -------          -------           -------           -------
Net income (loss)...........................         $(2,018)         $   121           $(5,256)          $  (371)
                                                     -------          -------           -------           -------
                                                     -------          -------           -------           -------
Basic and diluted net income (loss) per
   share..................................           $ (0.12)         $  0.01           $ (0.33)          $ (0.05)
                                                     -------          -------           -------           -------
                                                     -------          -------           -------           -------
Shares used to compute net income (loss) per                                                                    -
   share:
     Basic..................................          16,235           10,597            16,141             7,504
                                                     -------          -------           -------           -------
                                                     -------          -------           -------           -------
     Diluted................................          16,235           15,478            16,141             7,504
                                                     -------          -------           -------           -------
                                                     -------          -------           -------           -------

    See accompanying notes to condensed consolidated financial statements.

                                  FVC.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                 ----------------------------
                                                                                    1999              1998
                                                                                 ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.............................................................       $  (5,256)         $    (371)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization....................................             992                749
         Non-cash stock compensation......................................             246                678
         Other............................................................             431                228
     Changes in assets and liabilities:
         Accounts receivable..............................................          (1,414)            (3,419)
         Inventory........................................................          (5,928)               842
         Prepaid expenses and other assets................................          (1,470)              (378)
         Accounts payable.................................................             201               (820)
         Accrued liabilities..............................................             519                234
         Deferred revenue.................................................          (1,396)              (157)
                                                                                 ---------          ---------
              Net cash used in operating activities.......................         (13,075)            (2,414)
                                                                                 ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment................................          (1,241)              (921)
     Proceeds from sale of short-term investments.........................           5,013                  -
                                                                                 ---------          ---------
              Net cash provided by (used in) investing activities.........           3,772               (921)
                                                                                 ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings (repayment) of notes payable, net.........................          (1,300)             3,600
     Repayment of short-term credit facilities............................               -             (4,906)
     Repayment of long-term debt..........................................               -             (2,014)
     Proceeds from issuance of common stock, net..........................           1,158             36,299
     Repayment of capital lease obligations...............................             (70)              (110)
                                                                                 ---------          ---------
              Net cash provided by (used in) financing activities.........            (212)            32,869
                                                                                 ---------          ---------

Net increase (decrease) in cash and cash equivalents......................          (9,515)            29,534

Cash and cash equivalents at beginning of period..........................          10,315              2,500
                                                                                 ---------          ---------

Cash and cash equivalents at end of period................................       $     800          $  32,034
                                                                                 ---------          ---------
                                                                                 ---------          ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest...............................................       $      77          $     192
                                                                                 ---------          ---------
                                                                                 ---------          ---------
     Warrants issued in conjunction with debt financing...................       $       -          $   1,213
                                                                                 ---------          ---------
                                                                                 ---------          ---------

    See accompanying notes to condensed consolidated financial statements.

                                  FVC.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The unaudited condensed financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter for the entire fiscal year ending December 31, 1999. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       ACQUISITION OF FVC.COM (UK) LTD.

         In May 1999, the Company acquired a controlling interest in FVC.COM
(UK) Ltd. Since its inception, FVC.COM (UK) Ltd. has been a distributor of the Company's products in the United Kingdom and the Middle East. The Company acquired 52% of the outstanding stock of a newly incorporated holding company that owns 100% of the shares of FVC.COM (UK) Ltd. in exchange for a cash payment of $750,000. The transaction was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. Goodwill of $360,000 arising from the acquisition is being amortized over five years.

3.       INVENTORY

         Inventories as of June 30, 1999 and December 31, 1998 were (in thousands):

                                                                            JUNE 30,       DECEMBER 31,
                                                                              1999             1998
                                                                           ---------       ------------
         Raw materials...........................................          $   6,788        $   3,176
         Finished goods..........................................              5,193            2,877
                                                                           ---------        ---------
                  Total inventory................................          $  11,981        $   6,053
                                                                           ---------        ---------
                                                                           ---------        ---------

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

         As a result of the losses incurred by the Company for the three months ended June 30, 1999 and the six months ended June 30, 1999 and 1998, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods.

         The following table sets forth a reconciliation of the computation of basic and diluted earnings (loss) per share under the provisions of FAS 128 (in thousands, except per share data):

                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         JUNE 30,                              JUNE 30,
                                               ----------------------------          ----------------------------
                                                  1999               1998               1999                1998
                                               ---------          ---------          ---------           --------
Net income (loss).........................     $ (2,018)          $    121          $ (5,256)           $  (371)
                                               ---------          ---------          ---------           --------
                                               ---------          ---------          ---------           --------
Weighted-average common shares
   outstanding (excluding unvested
   restricted common stock)...............       16,235             10,597             16,141              7,504

Effect of dilutive potential common shares:
     Unvested restricted common Stock......           -                866                  -                  -
     Convertible preferred stock...........           -              2,680                  -                  -
     Stock options.........................           -              1,301                  -                  -
     Warrants..............................           -                 34                  -                  -
                                               ---------          ---------          ---------           --------
Weighted-average common shares and
   dilutive potential common shares
   outstanding............................       16,235             15,478             16,141              7,504
                                               ---------          ---------          ---------           --------
                                               ---------          ---------          ---------           --------
Earnings (loss) per share:
     Basic................................        (0.12)              0.01              (0.33)             (0.05)
     Diluted..............................        (0.12)              0.01              (0.33)             (0.05)

         The following table summarizes securities outstanding at June 30, 1999, which were not included in the calculations of diluted loss per share for the three months and six months ended June 30, 1999 since their inclusion would be anti-dilutive (in thousands):

                                                 JUNE 30, 1999
                                                 -------------
Unvested restricted common stock                      348
Common stock options                                  554
Common stock warrants                                 229

         Unvested restricted common stock represents stock that has been issued but which is subject to repurchase to the extent the holder does not remain associated with the Company until such shares are vested. Each share of preferred stock converted into one share of common stock upon the closing of the Company's initial public offering in May 1998. The common stock warrants are exercisable at $8.00 to $13.00 per share and expire at various times from three to five years following the closing of the Company's initial public offering on May 4, 1998. The stock options outstanding at June 30, 1999 and 1998 had a weighted average exercise price per share of $9.69 and $6.28, respectively, and expire beginning in July 2001 through June 2009.

5.       COMPREHENSIVE LOSS

         Comprehensive loss for the three and six months ended June 30, 1999 was $2,030,000.

6.       NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under FAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company is required to adopt FAS 133 in the first quarter of 2001. To date, the Company has not engaged in any foreign currency hedging activity and does not expect adoption of this new standard to have a significant impact on the Company.

7.       LITIGATION

         Beginning in April 1999, several purported class action suits were filed in the U.S. District Court for the Northern District of California, alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company's reporting of its financial results for the period ending December 31, 1998. These actions have just been commenced, and no trial dates have been set. In July 1999, the Court entered orders consolidating all existing class actions into a single action, appointing a lead plaintiff and lead plaintiff's co-counsel, and ordering the lead plaintiff to file a consolidated amended complaint by early September 1999. Management cannot predict with certainty the ultimate resolution of these lawsuits, However, management believes that the Company has meritorious defenses to these actions, and the Company intends to defend itself vigorously. In addition, the Company maintains directors and officers liability insurance coverage that management believes is applicable to the claims contained in these lawsuits.

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

         The Company markets its products to business customers, government users and educational providers through its internal sales force and indirect sales channels. A large portion of the Company's sales to date have been fulfilled through the Company's original equipment manufacturers ("OEMs") including Nortel Networks. These OEMs either sell and install the Company's products directly or work with leading systems integrators to sell and install the Company's products. Systems integrators qualified to sell and install the Company's products include Bell Atlantic Network Integration, British Telecommunication plc, Electronic Data Systems, France Telecom, GTE Corporation, Global Telemedics, Nippon Telephone and Telegraph, IBM, NEC Corporation and Telstra. Sales through Nortel Networks (including Bay Networks) represented approximately 37% of the Company's revenues for the six months ended June 30, 1999, and 39% and 64% of the Company's revenues for the years ended December 31, 1998 and 1997, respectively.

         In addition to global OEM relationships with Nortel Networks and Lucent Technologies, the Company maintains a network of distributors in Europe and Asia licensed to sell its products under the FVC.COM name. Approximately 11% and 20% of the Company's revenues were generated from customers outside of North America during the six months ended June 30, 1999 and 1998, respectively. The Company expects that direct sales from shipments to customers outside of North America will continue to represent a significant portion of its future revenues. In addition, the Company believes that a small portion of its sales through Nortel Networks and other distribution partners is sold to international end-users.

         In May 1999, the Company acquired a controlling interest in FVC.COM
(UK) Ltd. Since its inception, FVC.COM (UK) Ltd. has been a distributor of the Company's products in the United Kingdom and the Middle East. The Company acquired 52% of the outstanding stock of a newly incorporated holding company that owns 100% of the shares of FVC.COM (UK) Ltd. in exchange for a cash payment of $750,000. The primary motive for the acquisition was to provide financial resources to FVC.COM (UK) Ltd.'s operations in order to expand the Company's presence in the United Kingdom and Middle East markets.

         Revenues from the Company's international operations are subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic restraints, among others. To date, the Company has not engaged in any foreign currency hedging activity.

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

         Advance payments received from customers and gross margin deferred with respect to sales to resellers wherein the Company does not have the ability to estimate returns are recorded as deferred revenue. At June 30,1999, deferred revenue was $2.5 million, a significant portion of which related to FVC.COM product inventory held at Nortel Networks, for which the Company will recognize revenue when Nortel has sold through such inventory because of the Company's inability to estimate returns associated with such inventory.

         Nortel Networks has communicated to the Company its desire to move to a drop ship model, pursuant to which Nortel Networks would not carry any inventory of the Company's products. The Company's contract with Nortel Networks expired on May 3, 1999, however, the Company and Nortel are currently operating under the expired agreement. The Company is currently actively negotiating with Nortel Networks the terms of a new contract incorporating the drop ship model.

         The Company has experienced, and will in the future experience, fluctuations in revenues, gross margins and operating results. There can be no assurance that revenues will increase on a quarterly basis or at all. The Company's gross margins have historically fluctuated from period to period and are expected to continue to fluctuate in the future. Gross margins are significantly influenced by a variety of factors, including product mix, percentage of revenues derived from OEMs versus resellers, pricing within the video networking industry and the prices of significant components used in the Company's products. Various factors, in addition to those discussed above, contribute to the fluctuations in revenues, gross margins and operating results, including but not limited to, development of the market for video networking and for the Company's products, the Company's success in developing, introducing and shipping new products and product enhancements, the Company's success in accurately forecasting demand for new orders, and new product introductions and price reductions by competitors. Further, a significant portion of the Company's expenses are fixed in advance. The Company expects that operating expenses will increase in the future to fund expanded operations. To the extent these increased expenses are not accompanied by an increase in revenues, the Company's business, financial condition and results of operations could be materially adversely affected. If revenues or gross margins are below Company expectations in any given period, the Company's inability to adjust operating expenses in response would adversely affect operating results.

         The Company outsources certain functions to independent service providers. The Company's products are manufactured primarily by Smartflex Systems, Inc. and accounting and data processing functions are performed by KPMG LLP.

RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   JUNE 30,               JUNE 30,
                                              -----------------       -----------------
                                               1999       1998         1999       1998
                                              ------     ------       ------     ------
Revenues                                      100.0%     100.0%       100.0%     100.0%
Cost of revenues                               52.1       54.3         54.0       53.9
                                              ------     ------       ------     ------
     Gross profit                              47.9       45.7         46.0       46.1
                                              ------     ------       ------     ------
Operating expenses:
     Research and development                  24.3       18.1         26.2       19.3
     Selling, general and administrative       43.8       24.8         49.3       26.7
                                              ------     ------       ------     ------
Total operating expenses (1)                   68.1       42.9         75.5       46.0
                                              ------     ------       ------     ------
Income (loss) from operations                 (20.2)       2.7        (29.5)       0.1
                                              ------     ------       ------     ------
Other income (expense), net                     1.3       (1.6)         1.9       (1.9)
                                              ------     ------       ------     ------
Net income (loss)                             (18.9)%      1.1%       (27.6)%     (1.8)%
                                              ------     ------       ------     ------
                                              ------     ------       ------     ------

(1) Operating expenses include non-cash stock compensation charges of $48,000 (0.5% of total revenues) and $262,000 (2.4% of total revenues) for the three months ended June 30, 1999 and 1998, respectively, and $246,000 (1.3% of total revenues) and $678,000 (3.4% of total revenues) for the six months ended June 30, 1999 and 1998, respectively.

         REVENUES. Revenues decreased 4.0% to $10.6 million for the three months ended June 30, 1999, from $11.0 million for the three months ended June 30, 1998. Revenues decreased 5.0% to $19.0 million for the six months ended June 30. 1999, from $20.0 million for the six months ended June 30, 1998. The decrease in revenues was primarily due to a decline in sales to Nortel Networks, which was offset in part by an increase in sales of the Company's products to other customers as a result of marketing efforts of the Company and its other strategic partners. Sales through Nortel Networks declined 44.0% to $6.0 million in the six months ended June 30,1999, from $10.8 million for the comparable 1998 period.

         GROSS PROFIT. Gross profit consists of revenues less the cost of revenues, which consists primarily of costs associated with the manufacture of the Company's products by outside manufacturers and related costs of freight inventory obsolescence, royalties and warranties. These manufacturers procure the majority of materials, except for certain key components which the Company purchases from third-party vendors.

         Gross profit increased to $5.1 million for the three months ended June 30, 1999, from $5.0 million for the three months ended June 30, 1998. Gross margin (gross profit as a percentage of revenues) increased to 47.9% for the three months ended June 30, 1999, from 45.7% for the three months ended June 30, 1998. The increase in gross profit and gross margin were due to a shift in mix to higher margin products.

         Gross profit decreased to $8.7 million for the six months ended June 30, 1999, from $9.2 million for the six months ended June 30, 1998, primarily due to the decrease in revenues for the first six months of 1999 compared to the six months ended June 30, 1998. Gross margin marginally decreased to 46.0% for the six months ended June 30, 1999, from 46.1% for the six months ended June 30, 1998.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, costs of contracts and outside consultants, supplies and material expenses, equipment depreciation and overhead costs. Research and development costs increased 30.0% to $2.6 million for the three months ended June 30, 1999, from $2.0 million for the three months ended June 30, 1998. As a percentage of total revenues, research and development expenses increased to 24.3% for the three months ended June 30, 1999, from 18.1% for the three months ended June 30, 1998. Research and development expenses increased 29.0% to $5.0 million for the six months ended June 30, 1999, from $3.9 million for the six months ended June 30, 1998. As a percentage of total revenues, research and development expenses increased to 26.2% for the six months ended June 30, 1999, from 19.3% for the six months ended June 30, 1998. The increase in dollars was primarily the result of hiring additional engineers and consultants for product development. The increase as a percentage of revenues was due both to higher spending and the decrease in revenues in the three and six months ended June 30, 1999, versus the comparable periods of 1998. The Company believes that research and development expenses will continue to increase in absolute dollars for the foreseeable future. However, such expenses will fluctuate depending on various factors, including the status of development projects.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such expenses also include costs of outside contractors, advertising trade shows, other marketing and promotional expenses, and goodwill amortization. Selling, general and administrative expenses increased 71.0% to $4.7 million for the three months ended June 30, 1999, from $2.7 million for the three months ended June 30, 1998. As a percentage of total revenues, selling, general and administrative expenses increased to 43.9% for the three months ended June 30, 1999, from 24.8% for the three months ended June 30, 1998. Selling, general and administrative expenses increased 75.0% to $9.4 million for the six months ended June 30, 1999, from $5.3 million for the six months ended June 30, 1998. As a percentage of total revenues, selling, general and administrative expenses increased to 49.3% for the six months ended June 30, 1999, from 26.7% for the six months ended June 30, 1998. The increase in dollars was the result of the expansion of the Company's sales and marketing infrastructure, higher marketing costs associated with advertising and promotional activities, higher legal and accounting fees associated with the reporting requirements of a publicly held company, and goodwill amortization associated with the acquisitions of ICAST Corporation and FVC.COM (UK) Ltd. The increase as a percentage of revenues was due both to higher spending and the decrease in revenues in the three and six months ended June 30, 1999, versus the comparable periods of 1998. The Company anticipates that selling, general and administrative expenses will continue to increase in absolute dollars in the foreseeable future as the Company expands its selling and marketing efforts and continues to incur the administrative costs associated with being a publicly held company. The Company also anticipates that selling, general and administrative expenses will increase due to legal and other expenses to be incurred by the Company to defend itself against certain class action suits filed against the Company in April and May 1999.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to the Company's credit facilities and long-term debt. Net other income totaled $142,000 for the three months ended June 30, 1999, compared to net other expense of $180,000 for the three months ended June 30, 1998. Net other income totaled $368,000 for the six months ended June 30, 1999, compared to net other expense of $381,000 for the comparable period of 1998. The change was primarily due to interest income earned on the proceeds from the Company's initial public offering completed in May 1998 and a reduction in interest expense due to the repayment of borrowings under short-term credit facilities with proceeds from the initial public offering.

         INCOME TAXES. The Company has incurred losses since inception. No tax benefit was recorded for any period presented, as the Company believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize the benefit of these net operating losses, and thus a full valuation reserve has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception through the completion of its initial public offering in May 1998, the Company financed its operations primarily through private placements of equity securities and to a lesser extent through certain credit facilities and long-term debt. As of June 30, 1999, the Company had cash, cash equivalents and short-term investments of $12.2 million and working capital of $28.9 million.

         During the six months ended June 30, 1999, the Company used $13.1 million of cash in its operating activities, primarily to fund a net loss of $5.3 million and increases in inventory, prepaid expenses and other assets, and accounts receivable of $5.9 million, $1.5 million, and $1.4 million, respectively. The increase in inventory was primarily attributable to sales being below the Company's expectations during the six months ended June 30, 1999. During the six months ended June 30, 1998, the Company used $2.4 million of cash in its operating activities, primarily to fund an increase in accounts receivable of $3.4 million offset in part by a decrease in inventory of $842,000.

         Net cash provided by investing activities totaled $3.8 million for the six months ended June 30, 1999, compared to net cash used in investing activities of $921,000 for the six months ended June 30, 1998. Cash flow from investing activities for the six months ended June 30, 1999 consisted of proceeds from the sale of short term investments of $5.0 million, offset in part by cash used for the acquisition of property and equipment of $1.2 million. Cash used for investing activities for the acquisition of property and equipment was $921,000 for the six months ended June 30, 1998. The capital expenditures consisted of purchases of computers and related equipment, furniture and fixtures necessary to support the Company's planned growth. To date the Company has not made significant outlays for capital expenditures because of its strategy to outsource manufacturing and certain other functions.

         Cash used in financing activities was $212,000 for the six months ended June 30, 1999, compared to cash provided by financing activities of $32.9 million for the six months ended June 30, 1998. Cash used in financing activities during the first six months of 1999 included the repayment of $1.3 million of notes payable assumed in connection with the acquisition of ICAST Corporation in August 1998, which was substantially offset by $1.2 million of proceeds from the issuance of common stock under the Company's stock plans. Cash provided by financing activities during the six months ended June 30, 1998 arose primarily from $36.3 million of proceeds for the issuance of common stock in the Company's initial public offering in May 1998, partially offset by the repayment of outstanding indebtedness.

         The Company has a working capital line of credit agreement with a bank that provides for borrowings of up to $10.0 million. Borrowings under the line of credit are limited to a specified percentage of eligible accounts receivable and inventory, and are secured by substantially all of the assets of the Company. Interest on borrowings is set at the bank's prime rate (8% at June 30, 1999). Among other provisions, the Company is required to maintain certain financial covenants and is prohibited from paying dividends. The line of credit agreement expires in June 2000. No borrowings were outstanding under this line at June 30, 1999.

         The Company believes that its cash, cash equivalents and short term investments of $12.2 million at June 30, 1999, together with its existing line of credit, will provide adequate cash to fund its operations for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities or increase its line of credit. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders.

YEAR 2000 COMPLIANCE

         The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's information technology hardware, embedded technologies, such as microprocessors, or software that is date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. Because the Company uses a significant number of computer software programs and operating systems in its internal operations, as well as in its products, Year 2000 issues create certain risks for the Company. If the Company's internal management information systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address those Year 2000 issues, the Company has undertaken a program to evaluate its internal systems. Assessment and remediation are proceeding in parallel, and the Company currently plans to have changes to these information systems completed and tested by the end of the third quarter of 1999. These activities are intended to encompass all major categories of internal systems used by the Company. The Company has not yet determined the potential cost of purchasing, installing, modifying or testing its internal systems, but does not expect the cost to be material.

         To assist customers in evaluating their Year 2000 issues with respect to the Company's products, the Company has been assessing the capability of its current products and products no longer being produced to be Year 2000 compliant. Testing has not yet been completed, but based on preliminary tests, the Company believes that all current products shipping and older products that are no longer shipping are "Year 2000 Compliant." It is expected that assessment and remediation will be on-going throughout 1999, with the goal of appropriately resolving all material product issues by the end of the third quarter of 1999. The costs incurred to date related to these programs have not been material. The costs that will be incurred by the Company regarding the testing of current or older products for Year 2000 compliance and answering and responding to customer requests related to Year 2000 issues, including both incremental spending and redeployed resources, have not yet been determined, but are currently not expected to be material. Based on currently available information, the Company does not believe that the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on its financial condition or overall trends in results of operations; however, it is still uncertain to what extent the Company may be affected by such matters. In addition, customers may delay purchase decisions because of uncertainty regarding Year 2000 issues.

         Except as implied in any limited product warranty, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring Year 2000 compliance. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues. It is anticipated that these expenditures will continue through calendar year 1999 and thereafter. As used by the Company, "Year 2000 Compliant" means that when used properly and in conformity with the product information provided by the Company, and when used with "Year 2000 Compliant" computer systems, the Company's product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Company's products properly exchanges date data with the Company's products. There can be no assurance (i) that third party technologies used in combination with the Company's products will be Year 2000 Compliant and (ii) that the Company's products will not be adversely affected when used with such third party technologies. Nor can the Company represent that any modifications to its products made by a party other than the Company will be Year 2000 Compliant.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Beginning in April 1999, several purported class action suits were filed in the U.S. District Court for the Northern District of California, alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company's reporting of its financial results for the period ending December 31, 1998. These actions have just been commenced, and no trial dates have been set. In July 1999, the Court entered orders consolidating all existing class actions into a single action, appointing a lead plaintiff and lead plaintiff's co-counsel, and ordering the lead plaintiff to file a consolidated amended complaint by early September 1999. Management cannot predict with certainty the ultimate resolution of these lawsuits. However, management believes that the Company has meritorious defenses to these actions, and the Company intends to defend itself vigorously. In addition, the Company maintains directors and officers liability insurance coverage that management believes is applicable to the claims contained in these lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on June 2, 1999 (the "Annual Meeting").

         The following matters were considered and voted upon at the Annual
Meeting:

         The first matter related to the election of two director nominees, Pier Carlo Falotti and Robert W. Wilmot as directors to serve until the 2002 Annual Meeting of Stockholders. The votes cast for and against such nominees were as follows:

         NAME                                                           FOR                  WITHHELD
         ------------------------------------------------------------------------------------------------
         Pier Carlo Falotti                                          10,825,174               685,034
         Robert W. Wilmot                                            11,443,951                66,257

         The second matter related to the approval of an amendment to the Company's 1997 Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 200,000 shares, to 350,000 shares. 11,275,548 votes were cast for approval and 112,323 votes were cast against approval. There were 18,508 abstentions and no broker non-votes.

         The third matter related to the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for its fiscal year ending December 31, 1999. 11,446,738 votes were cast for ratification and 54,575 votes were cast against ratification. There were 8,895 abstentions and no broker non-votes.

         Based on these voting results, each of the directors nominated was elected and the second and third matters were approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  EXHIBIT
                  NUMBER                               DESCRIPTION
                  -------      --------------------------------------------------------------
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

                  (1) Filed as an exhibit to the Company's Registration
                      Statement on Form S-1, File No, 333-38755, declared effective on April 29, 1998, incorporated herein by reference.

                  (2) Filed as an exhibit to the Company's Quarterly
                      Report on Form 10-Q for the period ended June 30, 1998 as filed on August 11, 1998, incorporated herein by reference.

                  (3) See Note 4 to Condensed Consolidated Financial
                      Statements.

         (b)      Reports on Form 8-K

                  No Reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 12, 1999        FVC.COM, INC.


                              By:      /s/ Truman Cole
                                 --------------------------------------------
                                       Truman Cole
                                       Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------      ---------------------------------------------------------------
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

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998 as filed on August 11, 1998, incorporated herein by reference.

(3)  See Note 4 to Condensed Consolidated Financial Statements.