Form 10-Q
period 1999-09-30
FVC COM INC
filed 1999-11-12
CIK 920317

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

    Common Stock, $0.001 par value                       16,729,594
---------------------------------------    -----------------------------------
              (Class)                      Outstanding as of September 30, 1999


===============================================================================

                                 FVC.COM, INC.
                                   FORM 10-Q
                                     INDEX

----------------------------------------------------------------------------------------------------------------
PART 1.              FINANCIAL INFORMATION                                                                 PAGE
Item 1.              Financial Statements

                     Condensed Consolidated Balance Sheets
                     at September 30, 1999 and December 31, 1998..................................          3

                     Condensed Consolidated Statements of Operations
                     for the three and nine months ended September 30, 1999 and 1998..............          4

                     Condensed Consolidated Statements of Cash Flows
                     for the nine months ended September 30, 1999 and 1998........................          5

                     Notes to Condensed Consolidated Financial Statements.........................          6

Item 2.              Management's Discussion and Analysis of Financial Condition and Results
                     of Operations................................................................          8

Item 3.              Quantitative and Qualitative Disclosures About Market Risk...................          13

PART II.             OTHER INFORMATION

Item 1.              Legal Proceedings............................................................          14

Item 6.              Exhibits and Reports on Form 8-K.............................................          15

SIGNATURES......................................................................................            16

EXHIBIT INDEX...................................................................................            17


                                      2.

PART 1.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                   FVC.COM, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)

                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                      1999                1998
                                                                                  -------------       ------------
ASSETS
Current assets:
     Cash and cash equivalents...........................................          $    2,070            $10,315
     Short-term investments..............................................               7,823             16,433
     Accounts receivable, net of allowance of $454 and $168..............              14,347             11,221
     Inventory...........................................................              13,112              6,053
     Prepaid expenses and other current assets...........................               1,258              1,241
                                                                                  -------------       ------------
         Total current assets............................................              38,610             45,263

Property and equipment, net..............................................               3,161              2,400
Other assets.............................................................               3,466              3,502
                                                                                  -------------       ------------
                                                                                     $ 45,237           $ 51,165
                                                                                  =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable.......................................................           $       -           $  1,300
     Current portion of long-term debt...................................                 136                137
     Accounts payable....................................................               5,501              5,045
     Accrued liabilities.................................................               2,513              1,937
     Deferred revenue....................................................               2,166              3,905
                                                                                  -------------       ------------
         Total current liabilities.......................................              10,316             12,324

Long-term debt, net of current portion...................................                 125                228

Minority interest in consolidated subsidiary ............................                 235                  -

Stockholders' equity:
     Convertible Preferred Stock, $.001 par value; 5,000,000 shares
         authorized; no shares issued or outstanding.....................                   -                  -
     Common Stock, $.001 par value; 35,000,000 shares authorized; 16,729,594
         and 16,389,007 shares issued and outstanding, respectively......                  17                 16
     Additional paid-in capital..........................................              63,861             61,649
     Notes receivable from stockholders..................................                (322)              (502)
     Accumulated deficit.................................................             (28,994)           (22,550)
                                                                                  -------------       ------------
         Total stockholders' equity......................................              34,562             38,613
                                                                                  -------------       ------------
                                                                                     $ 45,237           $ 51,165
                                                                                  =============       ============

        See accompanying notes to condensed consolidated financial statements.

                                                FVC.COM, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                       ---------------------------------  ------------------------------
                                                             1999             1998             1999            1998
                                                       --------------    --------------   --------------   -------------
Revenues....................................               $13,650          $12,022          $32,653           $32,055
Cost of revenues............................                 7,061            6,042           17,322            16,847
                                                       --------------    --------------   --------------   -------------
     Gross profit...........................                 6,589            5,980           15,331            15,208
                                                       --------------    --------------   --------------   -------------

Operating expenses:
     Research and development...............                 2,653            2,791           7,591             6,666
     Selling, general and administrative....                 5,297            3,208          14,717             8,551
     Acquired in-process research and development                -            4,664               -             4,664
                                                       --------------    --------------   --------------   -------------
         Total operating expenses...........                 7,950           10,663          22,308            19,881
                                                       --------------    --------------   --------------   -------------
Loss from operations........................                (1,361)          (4,683)         (6,977)           (4,673)

Other income (expense), net.................                    95              200             463              (181)

Minority interest in consolidated subsidiary                    78                -              70                 -
                                                       --------------    --------------   --------------   -------------
Net loss....................................              $ (1,188)         $(4,483)      $  (6,444)       $   (4,854)
                                                       ==============    ==============   ==============   =============

Basic and diluted net loss per share........              $  (0.07)         $ (0.29)      $   (0.39)       $    (0.48)
                                                       ==============    ==============   ==============   =============
Shares used to compute net loss per share:
     Basic..................................                16,660           15,355          16,314            10,120
                                                       ==============    ==============   ==============   =============
     Diluted................................                16,660           15,355          16,314            10,120
                                                       ==============    ==============   ==============   =============


        See accompanying notes to condensed consolidated financial statements.

                                  FVC.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                                                   ------------------------------
                                                                                         1999            1998
                                                                                   ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.............................................................          $  (6,444)         $  (4,854)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization....................................              1,554              1,218
         Non-cash stock compensation......................................                395                891
         Acquired in-process research and development.....................                  -              4,664
         Other............................................................                235                144
     Changes in assets and liabilities:
         Accounts receivable..............................................             (3,126)            (4,653)
         Inventory........................................................             (7,059)               474
         Prepaid expenses and other assets................................               (423)            (1,376)
         Accounts payable.................................................                454             (1,241)
         Accrued liabilities..............................................                576                337
         Deferred revenue.................................................             (1,739)              (109)
                                                                                   ---------------  -------------
              Net cash used in operating activities.......................            (15,576)            (4,505)
                                                                                   ---------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of ICAST Corporation, net of cash received...............                  -               (360)
     Acquisition of property and equipment ...............................             (1,873)            (1,434)
     Proceeds from sale of short-term investments.........................              8,610                  -
                                                                                   ---------------  -------------
              Net cash provided by (used in) investing activities.........              6,737             (1,794)
                                                                                   ---------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable, net......................................             (1,300)                 -
     Borrowings under short-term credit facilities........................                  -              3,600
     Repayment of short-term credit facilities............................                  -             (4,906)
     Repayment of long-term debt..........................................                  -             (2,014)
     Proceeds from issuance of common stock, net..........................              1,998             36,713
     Repayment of capital lease obligations...............................               (104)              (137)
                                                                                   ---------------  -------------
              Net cash provided by financing activities...................                594             33,256
                                                                                   ---------------  -------------

Net increase (decrease) in cash and cash equivalents......................             (8,245)            26,957

Cash and cash equivalents at beginning of period..........................             10,315              2,500
                                                                                   ---------------  -------------

Cash and cash equivalents at end of period................................          $   2,070          $  29,457
                                                                                   ===============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest...............................................          $      91          $     185
                                                                                   ===============  =============
     Warrants issued in conjunction with debt financing...................                  -          $    1213
                                                                                   ===============  =============
     Common stock issued and options and warrants assumed in                                -          $   5,179
                                                                                   ===============  =============
             Connection with acquisition of ICAST Corporation
===============================================================================

        See accompanying notes to condensed consolidated financial statements.

                                  FVC.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The unaudited condensed financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       INVENTORY

         Inventories as of September 30, 1999 and December 31, 1998 were (in thousands):

                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        1999              1998
                                                    -------------     ------------
         Raw materials.....................          $   7,212         $   3,176
         Finished goods....................              5,900             2,877
                                                    -------------     ------------
                  Total inventory..........          $  13,112         $   6,053
                                                    =============     ============

3.       EARNINGS (LOSS) PER SHARE

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

         As a result of the losses incurred by the Company for the three month and the nine month periods ended September 30, 1999 and 1998, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods.

         The following table summarizes securities outstanding at September 30, 1999, which were not included in the calculations of diluted loss per share for the three months and nine months ended September 30, 1999 since their inclusion would be anti-dilutive (in thousands):

                                              SEPTEMBER 30,
                                             --------------
                                              1999    1998
                                             ------  ------
Unvested restricted common stock                202     641
Common stock options                          4,429   3,408
Common stock warrants                           245     290


         Unvested restricted common stock represents stock that has been issued but which is subject to repurchase to the extent the holder does not remain associated with the Company until such shares are vested. The common stock warrants are exercisable at $8.00 to $13.00 per share and expire at various times from three to five years following the closing of the Company's initial public offering on May 4, 1998. The stock options outstanding at

September 30, 1999 and 1998 had a weighted average exercise price per share of $7.66 and $7.80, respectively, and expire beginning in [July 2001 through June 2009].

4.       COMPREHENSIVE LOSS

         The net loss for the periods presented in the statements of operations also represents the comprehensive loss for such periods.

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

6.       LITIGATION

         Beginning in April 1999, several purported class action suits were filed in the U.S. District Court for the Northern District of California, alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company's reporting of its financial results for the period ending December 31, 1998. These actions have just been commenced and no trial dates have been set. In July 1999, the Court entered orders consolidating all existing class actions into a single action and appointing a lead plaintiff and lead plaintiff's co-counsel. A consolidated amended complaint was filed in September 1999 and the individual defendants filed a motion to dismiss the complaint on October 8, 1999. The motion is scheduled for hearing by the court on January 21, 2000. Management cannot predict with certainty the ultimate resolution of these lawsuits. However, management believes that the Company has meritorious defenses to these actions and the Company intends to defend itself vigorously. In addition, the Company maintains directors and officers liability insurance coverage that management believes is applicable to the claims contained in these lawsuits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of FVC.COM, Inc. (the "Company") should be read in conjunction with the Condensed Consolidated financial Statements and the Notes thereto included in Item 1 of this Form 10-Q.

         In addition to the historical information contained in this Item, this Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the Company's limited operating history and variability of operating results, market acceptance of video technology, including the Company's new broadband video services business, dependence on ATM and other technologies, the Company's potential inability to maintain business relationships with resellers and suppliers, competition in the video networking industry, the importance of attracting and retaining personnel, management of the Company's growth, consolidation and cost pressures in the video networking industry, dependence on key employees, and other risk factors referenced in the Company's Annual


                                      7.

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

         The Company markets its products to business customers, government users and educational providers through its internal sales force and indirect sales channels. A large portion of the Company's sales to date have been fulfilled through the Company's original equipment manufacturers ("OEMs"), including Nortel Networks. These OEMs either sell and install the Company's products directly or work with leading systems integrators to sell and install the Company's products. Systems integrators qualified to sell and install the Company's products include Bell Atlantic Data Services, British Telecommunication plc, Electronic Data Systems, France Telecom, GTE Corporation, Global Telemedics, Nippon Telephone and Telegraph, IBM, NEC Corporation and Telstra. Sales through Nortel Networks (including Bay Networks) represented approximately 29% of the Company's revenues for the nine months ended September 30, 1999, and 39% and 64% of the Company's revenues for the years ended December 31, 1998 and 1997, respectively.

         In addition to a global OEM relationship with Nortel Networks, the Company maintains a network of distributors in Europe and Asia licensed to sell its products under the FVC.COM name. Approximately 13% and 19% of the Company's revenues were generated from customers outside of North America during the nine months ended September 30, 1999 and 1998, respectively. The Company expects that direct sales from shipments to customers outside of North America will continue to represent a significant portion of its future revenues. In addition, the Company believes that a small portion of its sales through Nortel Networks and other distribution partners is sold to international end-users.

         In September 1999, the Company announced its intention of offer broadband video services to telecommunications carriers. The Company has not yet entered into any agreements with customers for these services and does not expect to generate revenues from such services until the year 2000.

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

         Advance payments received from customers and gross margin deferred with respect to sales to resellers wherein the Company does not have the ability to estimate returns are recorded as deferred revenue. At September 30, 1999, deferred revenue was $2.1 million, a significant portion of which related to FVC.COM product inventory held at Nortel Networks, for which the Company will recognize revenue when Nortel has sold through such inventory because of the Company's inability to estimate returns associated with such inventory.

         Nortel Networks has communicated to the Company its desire to move to a drop ship model, pursuant to which Nortel Networks will not carry any inventory of the Company's products. The Company's contract with

Nortel Networks expired on May 3, 1999, however, the Company and Nortel are currently operating in accordance with the terms of the expired agreement. The Company is currently actively negotiating with Nortel Networks the terms of a new contract incorporating the drop ship model.

         The Company has experienced, and will in the future experience, fluctuations in revenues, gross margins and operating results. There can be no assurance that revenues will increase on a quarterly basis or at all. The Company's gross margins have historically fluctuated from period to period and are expected to continue to fluctuate in the future. Gross margins are significantly influenced by a variety of factors, including product mix, percentage of revenues derived from OEMs versus resellers, pricing within the video networking industry and the prices of significant components used in the Company's products. Various factors, in addition to those discussed above, contribute to the fluctuations in revenues, gross margins and operating results, including but not limited to, development of the market for video networking and for the Company's products and services; the Company's success in developing, introducing and shipping new products, including development of products to be offered as part of the Company's broadband video services business; the Company's success in accurately forecasting demand for new orders, and new product introductions and price reductions by competitors. Further, a significant portion of the Company's expenses are fixed in advance. The Company expects that operating expenses will increase in the future to fund expanded operations. To the extent these increased expenses are not accompanied by an increase in revenues, the Company's business, financial condition and results of operations could be materially adversely affected. If revenues or gross margins are below Company expectations in any given period, the Company's inability to adjust operating expenses in response would adversely affect operating results.

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

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                 ----------------------        ---------------------
                                                    1999         1998             1999         1998
                                                 ---------    ---------        ---------    ---------
Revenues                                           100.0%       100.0%           100.0%       100.0%
Cost of revenues                                    51.7         50.3             53.0         52.6
                                                 ---------    ---------        ---------    ---------
     Gross profit                                   48.3         49.7             47.0         47.4
                                                 ---------    ---------        ---------    ---------
Operating expenses:
     Research and development                       19.4         23.2             23.2         20.8
     Selling, general and administrative            38.8         26.7             45.1         26.7
                                                 ---------    ---------        ---------    ---------
     Acquired in-process research and                --          38.8              --          14.5
     development                                 ---------    ---------        ---------    ---------
Total operating expenses (1)                        58.2         88.7             68.3         62.0
                                                 ---------    ---------        ---------    ---------
Income (loss) from operations                      (10.0)       (39.0)           (21.4)       (14.6)
                                                 ---------    ---------        ---------    ---------
Other income (expense), net                          0.7          1.7              1.4         (0.6)
Minority interest in consolidated subsidiary         0.6          --               0.2          --
                                                 ---------    ---------        ---------    ---------
Net income (loss)                                   (8.7)%      (37.3)%          (19.7)%      (15.1)%
                                                 =========    =========        =========    =========


(1) Operating expenses include non-cash stock compensation charges of $49,000 (0.4% of total revenues) and $212,000 (1.8% of total revenues) for the three months ended September 30, 1999 and 1998, respectively, and $395,000 (1.2%of total revenues) and $891,000 (2.8% of total revenues) for the nine months ended September 30, 1999 and 1998, respectively.

         REVENUES. Revenues increased 13.5% to $13.7million for the three months ended September 30, 1999, from $12.0 million for the three months ended September 30, 1998. Revenues increased 1.9% to $32.7 million for the nine months ended September 30, 1999 from $32.1million for the nine months ended September 30, 1998. The increase in revenues was primarily due to increased sales of video systems to resellers and integrators serving customers in the government and education markets and to telecommunications carriers planning to install systems in order to deliver broadband video services to their enterprise customers. Sales through Nortel Networks represented 29% of total revenues in the nine months ended September 30,1999, compared to 52% of total revenues in the comparable 1998 period.

         GROSS PROFIT. Gross profit consists of revenues less the cost of revenues, which consists primarily of costs associated with the manufacture of the Company's products by outside manufacturers and related costs of freight, inventory obsolescence, royalties and warranties. These manufacturers procure the majority of materials, except for certain key components which the Company purchases from third-party vendors.

         Gross profit increased to $6.6 million for the three months ended September 30, 1999, from $6.0 million for the three months ended September 30, 1998. Gross margin (gross profit as a percentage of revenues) decreased to 48.3% for the three months ended September 30, 1999, from 49.7% for the three months ended September 30, 1998, primarily as a result of changes in product mix.

         Gross profit increased to $15.3 million for the nine months ended September 30, 1999, from $15.2 million for the nine months ended September 30, 1998 primarily due to the increase in revenues. Gross margin declined slightly to 47.0% for the nine months ended September 30, 1999, from 47.4% for the first nine months in 1998.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, costs of contracts and outside consultants, supplies and material expenses, equipment depreciation and overhead costs. Research and development costs decreased slightly to $2.7 million for the three months ended September 30, 1999, from $2.8 million for the three months ended September 30, 1998. As a percentage of total revenues, research and development expenses decreased to 19.4% for the three months ended September 30, 1999, from 23.2% for the three months ended September 30, 1998. The decline in the percentage of revenue was the result of increased revenue. For the nine month period ending September 30, 1999, research and development expenses increased to $7.6 million, from $6.7 million for the nine months ended September 30, 1998. As a percentage of total revenues, research and development expenses increased to 23.2% for the nine months ended September 30, 1999, from 20.8% for the first nine months of 1998. The increase in dollars and as a percentage of revenue during the nine month period ending September 30, 1999, was primarily the result of increased staffing to support new products and maintain existing products. The Company believes that research and development expenses will continue to increase in absolute dollars for the foreseeable future, including increases associated with product development for its broadband video services business. However, such expenses will fluctuate depending on various factors, including the status of development projects.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such expenses also include costs of outside contractors, advertising trade shows, other marketing and promotional expenses, and goodwill amortization. Selling, general and administrative expenses increased to $5.3 million for the three months ended September 30, 1999, from $2.7 million for the three months ended September 30, 1998. As a percentage of total revenues, selling, general and administrative expenses increased to 38.8% for the three months ended September 30, 1999, from 23.2% for the three months ended September 30, 1998, primarily due to increased staffing and expansion in international markets.

         During the nine months ended September 30, 1999 selling, general and administrative expenses increased to $14.7 million, from $8.6 million for the comparable period in 1998. As a percentage of total revenues, selling, general and administrative expenses increased to 45.1% for the nine months ended September 30, 1999, compared to 26.7% for the first nine months of 1998. The increase in dollars was primarily the result of the expansion of the Company's sales and marketing infrastructure, higher marketing costs associated with advertising and promotional activities, higher legal and accounting fees associated with the reporting requirements of a publicly held company, legal expenses incurred in connection with the class action suit against the Company and goodwill amortization associated with the acquisitions of ICAST Corporation and FVC.COM (UK) Ltd. The increase as a percentage of revenues was primarily due to higher spending in the nine month period of 1999. The Company anticipates that selling, general and administrative expenses will continue to increase in absolute dollars in the foreseeable future as the Company expands its selling and marketing efforts. Selling, general and administrative expenses may also increase due to legal and other expenses to be incurred by the Company to defend itself against certain class action suits filed against the Company in April and May 1999.

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. During the three months ended September 30, 1998, the Company recorded $4.7 million in acquired in-process research and development expenses associated with its acquisition of ICAST Corporation. No such expenses were recorded in the three month or nine month periods ended September 30, 1999.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to the Company's credit facilities and long-term debt. Net other income totaled $95,000 for the three months ended September 30, 1999, compared to net other income of $200,000 for the three months ended September 30, 1998. For the nine month period ended September 30, 1999, net other income totaled $464,000, compared to net other expense of $181,000 for the comparable period of 1998. The change was primarily due to interest income earned on the proceeds from the Company's initial public offering completed in May 1998 and a reduction in interest expense due to the repayment of borrowings under short-term credit facilities with proceeds from the initial public offering.

         MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY. Minority interest reflects the interest of minority shareholders in the operating results of consolidated subsidiaries. During the three months and nine months ended September 30, 1999 the Company recorded losses of $78,000 and $70,000, respectively, that were attributable to minority shareholders. No minority interests existed in the previous year.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through private and public placements of equity securities and to a lesser extent through certain credit facilities and long-term debt. As of September 30, 1999, the Company had cash, cash equivalents and short-term investments of $9.9 million and working capital of $28.4 million.

         During the nine months ended September 30, 1999, the Company used $15.6 million of cash in its operating activities, primarily to fund a net loss of $6.4 million and increases in inventory and accounts receivable of $7.1 million and $2.4 million, respectively. The increase in inventory was primarily attributable to the substantial increase in demand for the Company's products and the limited visibility into the mix and timing of that growing demand. The increase in receivables was due to the increased revenues during the three month period ending September 30, 1999. During the nine months ended September 30, 1998, the Company used $4.5 million of cash in its operating activities, primarily to fund the operating loss of $4.9 million and an increase in accounts receivable of $3.4 million, offset in part by $4.7 million non-cash charges associated with acquired in-process research and development.

         Net cash provided by investing activities totaled $6.7 million for the nine months ended September 30, 1999, primarily from proceeds from the sale of short-term investments partially offset by capital additions, principally building improvements in the Company's California headquarters facility and computer and related equipment. During the first nine months of 1998, the Company used $1.8 million in investing activities, primarily for capital additions.

         Cash generated by financing activities was $594,000 for the nine months ended September 30, 1999, primarily from proceeds from the exercise of employee stock options and purchases under the Company's stock purchase plan, offset in part by repayment by the Company of notes acquired in the ICAST acquisition. Cash provided by financing activities during the nine months ended September 30, 1998 resulted primarily from $36.7 million of proceeds for the issuance of common stock in the Company's initial public offering in May 1998, partially offset by the repayment of outstanding indebtedness.

         The Company has a working capital line of credit agreement with a bank that provides for borrowings of up to $10.0 million. Borrowings under the line of credit are limited to a specified percentage of eligible accounts receivable and inventory, and are secured by substantially all of the assets of the Company. Interest on borrowings is set at the bank's prime rate
(8 1/4% at September 30, 1999). Among other provisions of the agreement, the Company is required to maintain certain financial covenants and is prohibited from paying dividends. The line of credit agreement expires in September 2000. No borrowings were outstanding under this line at September 30, 1999.

         The Company believes that its cash, cash equivalents and short-term investments of $9.9 million at September 30, 1999, together with its existing line of credit, will provide adequate cash to fund its current operations for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities or increase its line of credit. The sale of additional equity or convertible debt securities may result in dilution to the Company's stockholders.

YEAR 2000 COMPLIANCE

         The Company has been assessing its internal systems and its current products and products that are no longer being produced to determine if they are "Year 2000 Compliant." As used by the Company, "Year 2000 Compliant" means that when used properly and in conformity with the product information provided by the Company, and when used with "Year 2000 Compliant" computer systems, the Company's product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Company's products properly exchanges date data with the Company's products. Based on these assessments, the Company believes that all its internal systems, products currently being produced, and older products that are no longer being produced, are "Year 2000 Compliant." However, there can be no assurance (i) that third party technologies used in combination with the Company's products will be Year 2000 Compliant and (ii) that the Company's products will not be adversely affected when used with such third party technologies. Nor can the Company represent that any modifications to its products made by a party other than the Company will be Year 2000 Compliant. Except as implied in any limited product warrant, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring Year 2000 compliance. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues. It is anticipated that these expenditures will continue through calendar year 1999 and thereafter.

The Company has contacted its key suppliers of goods or services and other relevant third parties to determine if they are adequately addressing Year 2000 issues and to determine the possible effects on the Company if those parties are not adequately prepared for the year 2000. Based on these inquiries, the Company believes that the majority of its key suppliers of goods and services are Year 2000 Compliant. However, failure of any key supplier or other relevant third party to address Year 2000 readiness could potentially have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposures as set forth in its Annual Report on Form 10-K for the year ended December 31, 1998 have not materially changed.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Beginning in April 1999, several purported class action suits were filed in the U.S. District Court for the Northern District of California, alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company's reporting of its financial results for the period ending December 31, 1998. These actions have just been commenced and no trial dates have been set. In July 1999, the Court entered orders consolidating all existing class actions into a single action and appointing a lead plaintiff and lead plaintiff's co-counsel. A consolidated amended complaint was filed in September 1999 and the individual defendants filed a motion to dismiss the complaint on October 8, 1999. The motion is scheduled for hearing by the court on January 21, 2000. Management cannot predict with certainty the ultimate resolution of these lawsuits. However, management believes that the Company has meritorious defenses to these actions and the Company intends to defend itself vigorously. In addition, the Company maintains directors and officers liability insurance coverage that management believes is applicable to the claims contained in these lawsuits.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits


           EXHIBIT NUMBER                               DESCRIPTION
           --------------  -----------------------------------------------------
           3.1(1)          Amended and Restated Certificate of Incorporation

           3.1(i)(2)       Certificate of Ownership and Merger, effective
                           August 3, 1998

           3.2(l)          Bylaws of the Registrant

           4.1(2)          Specimen Common Stock Certificate

           11.1(3)         Statement of Computation of Earnings (Loss) Per Share

           27.1            Financial Data Schedule


           (1) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No, 333-38755, declared effective on April 29, 1998, incorporated herein by reference.

           (2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 as filed on August 11, 1998, incorporated herein by reference.

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

Date:  November 12, 1999         FVC.COM, INC.



                                 By:     /s/ Truman Cole
                                         --------------------------------------
                                         Truman Cole
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

                                  EXHIBIT INDEX



      EXHIBIT
      NUMBER                        DESCRIPTION
      ---------  ----------------------------------------------------------
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

      (2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 as filed on August 11, 1998, incorporated herein by reference.

      (3)  See Note 3 to Condensed Consolidated Financial Statements.