Form 10-K405
period 1999-12-31
FVC COM INC
filed 2000-03-30
CIK 920317

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                            ------------------------

                        COMMISSION FILE NUMBER 000-23305
                            ------------------------

                                 FVC.COM, INC.

             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                     77-0357037
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     identification No.)

 3393 OCTAVIUS DRIVE, SANTA CLARA, CA                         95054
    (Address of principal executive                         (Zip code)
               offices)

                                 (408) 567-7200
              (Registrant's Telephone Number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $0.001 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

    As of February 29, 2000 there were 16,952,465 shares of the registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq National Market on February 29, 2000) was approximately $328 million. Shares of the registrant's common stock held by each executive officer, director and holder of five percent or more of the registrant's common stock outstanding as of February 29, 2000 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Designated portions of the registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

    IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN THIS DESCRIPTION OF THE BUSINESS OF FVC.COM, INC. (THE "COMPANY"), THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT") THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," ANTICIPATES," "EXPECTS," AND WORDS OF SIMILAR IMPORT. SUCH FORWARD-LOOKING STATEMENTS WILL HAVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE RISK FACTORS SET FORTH BELOW, UNDER "OVERVIEW", "RISK FACTORS" "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS FORM 10-K. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

OVERVIEW

    Founded in 1993, FVC.COM, Inc., a Delaware corporation ("FVC" or the "Company"), provides equipment and services to deliver video applications over broadband communications networks. The Company combines its expertise in networking systems and real-time video technology to deliver end-to-end video communications solutions for a wide range of enterprise video applications, including video calls, video conferences, video broadcast, video on demand over converged multiservice networks. The Company's strategy is to become the leading provider of high quality, cost-effective, video networking solutions in broadband Internet and intranet environments for telecommunications carriers and enterprise customers.

    With over six years of pioneering work in broadband video, FVC is a leading provider of video networking hardware, software and services. Historically, the Company has focused on providing video networking systems to the government, education and healthcare markets, both through direct and indirect sales. FVC's original equipment manufacturer ("OEM"), distribution and system integration partners include Ameritech (a subsidiary of SBC Communications Inc.), Bell Atlantic Corporation ("Bell Atlantic"), British Telecommunications plc ("British Telecom" or "BT"), Cisco Systems, Inc. ("Cisco"), Electronic Data Systems Corporation ("EDS"), France Telecom S.A. ("France Telecom"), Ingram Micro, Inc. ("Ingram Micro"), International Business Machines Corporation ("IBM"), Nortel Networks Corporation ("Nortel"), Qwest Communications International, Inc. ("Qwest"), and Telstra Corporation Limited ("Telstra").

    The Company is leveraging its leadership position in video networking to capitalize on the rapidly emerging opportunity to provide broadband video services to the to the service provider market. The Company intends to address this opportunity both by providing a full range of video network systems solutions and through its recently introduced broadband video services offering. Recent network systems sales announcements by the Company with telecommunications carriers include expanded customer relationships with Bell Atlantic and British Telecom, both of which are deploying broadband video services using FVC's products and solutions.

    The Company's broadband video services enable telecommunications carriers to deliver a comprehensive set of video applications over the carrier's existing broadband networks into conference rooms, as well as to the users' desktops. These services are delivered through the Company's Video Operations Center ("VOC"), which is located in Santa Clara, California. The Company's web-based Video Portal serves as the user interface and is designed for the end-user's ease-of-use.

    The Company's management team brings significant networking and technology industry experience to FVC was significantly strengthened during 1999. During the past year, the Company added a new Chief Executive Officer, Richard Beyer (the former president of VLSI Technology and Chief Operating Officer of National Semiconductor), a new Chief Financial Officer, Truman Cole, a new Vice President of North American Sales, Stephen Rackets, a new Vice President of Operations, Robin Richards, and a newly appointed Vice President of Business Development, Ruth Cox, to help execute the strategic vision of co-founders Ralph Ungermann and Allwyn Sequeira.

INDUSTRY BACKGROUND

    In recent years, Internet infrastructure has evolved to meet the requirements of new and emerging Internet applications, such as the integration of voice and data. Until recently, however, the technologies employed in the Internet infrastructure were unable to differentiate between data transmission bursts and video streams. Therefore, the Internet was unable to support high quality video networking applications. These hindrances have historically limited an end user's ability to deploy and utilize interactive applications that simultaneously involve data and high quality video applications. Over the past six to twelve months, however, the acceleration of the following three key market drivers has significantly enhanced the opportunity for the widespread adoption of video networks and broadband video services by telecommunications carriers and enterprise markets:

    - PROLIFERATION OF BROADBAND NETWORKS. According to RHK, a telecommunications research firm, telecommunications carriers are doubling network capacity every 18 to 24 months. Because of this great increase in network capacity, telecommunications carriers are moving rapidly to exploit the plentiful and inexpensive bandwidth of their networks by adding video services to existing voice and data offerings. In addition to increased quality, video transmission over broadband networks costs a fraction of transmission over traditional ISDN networks. According to our estimates, telecommunications carriers realize transmission cost savings of up to 70% to 80%. As a result, carriers now have greater ability to offer customers bandwidth-intensive applications such as videoconferencing, video broadcast and video on demand.

    - SIGNIFICANT DECLINE IN COST OF VIDEO ENDPOINTS. For many years, the cost of purchasing and maintaining a videoconferencing endpoint for a conference room quality system ranged from $35,000 to $50,000. Over the past 12 months, a number of companies have entered the market for video endpoints and now offer this functionality in set-top box and PC-based forms at prices below $5,000. Concurrently, upgrades to enable interactive video on desktop PCs are being sold by companies such as Intel Corporation for less than $1,000. As with other communications products--such as cellular phones, which were prohibitively expensive at the time of their introduction, but which dropped in price and increased in functionality over time--the reduction in price and increase in functionality in video endpoints is also driving demand for video applications.

    - EASE OF USE OF WEB BROWSERS. Historically, the interfaces used to place a videoconferencing call have been proprietary and difficult to use, requiring the user to manually input a variety of complex and indiscernible information about the call, including such variables as network type, transmission speed and connection bandwidth. The development of web-based user interfaces allows for the point and click simplicity of a typical web-based browser, simplifying the process and allowing a video call to be placed with a single click on a directory name, similar to the simple user experience of sending an email.

THE COMPANY'S PRODUCTS AND TECHNOLOGY

    The Company's strategy is to become the leading provider worldwide of high quality, cost-effective, video networking solutions in Internet and intranet environments for telecommunications carriers and enterprise customers.

    The Company's solutions address its customers' requirements for high quality interactive visual communications through the following broad range of services and products, including hardware and software:

    - BROADBAND VIDEO SERVICES. In order to fundamentally change the way video networking services are delivered, in September 1999, the Company announced its broadband video services offering that will be delivered through the Company's web-based Video Portal. This Video Portal changes the way video networking services are delivered by:

     - Expanding the potential user base from the current 200,000 room systems to the more than 200 million networked PCs;

     - Transitioning the user interface from various complex proprietary systems to a simple browser-based point and click interface; and

     - Moving video traffic delivery from a separate ISDN network to the existing broadband voice/ video/data network.

    This Video Portal will include a suite of real-time video applications, such as video calls, video conferences, video mail, video events and other value-added video services.

    In addition to its existing VOC in Santa Clara, the Company intends to deploy several VOCs elsewhere in the United States, as well as in Europe and other strategic locations, in order to provide its broadband video services to telecommunications carriers globally. FVC intends to utilize the VOCs to provide carriers with rapid market entry, state-of-the-art technology and facilities, and attractive pricing for FVC's video service offering. The Company's recent announcements with Qwest, Bell Atlantic and British Telecom highlight the early success of the Company's new strategic focus on the carrier market. FVC intends to expand these relationships and form additional relationships with telecommunications carriers globally. In addition to next generation carriers such as Qwest, FVC.COM is targeting competitive local exchange carriers, regional bell operating companies, Internet service providers, Internet exchange carriers and national post office/telephone/telegraph companies for its broadband video services.

THE COMPANY'S STRATEGY

LEVERAGE FIRST MOVER ADVANTAGE IN MANAGED BROADBAND VIDEO SERVICES

    The Company's deployment of the first carrier-based broadband video services offering will enable telecommunications carriers to provide enterprise customers with high quality, affordable and easy-to-use video conferencing capabilities both in conference rooms and on desktop PCs. The recent proliferation of bandwidth has enabled high quality video services to the desktop mass market for the first time. The Company believes that as broadband video services offerings become increasingly critical for carriers, FVC's expertise in broadband video networking, its easy-to-use web-based interface and its cost-efficient systems solutions give the Company a significant lead over its competitors in addressing this market opportunity.

EXPLOIT LARGE UNDER-SERVED MARKET OPPORTUNITY

    Massive infrastructure upgrades by carriers and corporations are being driven by the growing need for bigger pipes to carry data applications, and, in particular, Internet access. Established telecommunications and networking companies have yet to develop a high level of expertise in broadband video networking to service the corporate market. The Company believes that video applications will benefit from the build-out of broadband data networks and that these applications are likely to become a strategic revenue source for carriers as voice and data increasingly become commodity services. Applications Service Providers such as FVC provide the video expertise and solutions needed to deliver video services over existing networks. As one of only a limited number of companies currently focused exclusively on video networking, the Company believes that it is well-positioned to capitalize on this opportunity.

EXPAND DEPLOYMENT OF IP-BASED VIDEO NETWORKING PRODUCTS

    In order to capitalize on the overall growth in the networking market and the trend towards the deployment of end-to-end IP networks, the Company has expanded its product development focus into the IP environment. In 1998, FVC introduced one of the first IP to ISDN to ATM gateways and an IP-based product for video streaming and video-on-demand. The Company's current and future product development plans reflect an increased emphasis on IP-based products.

MAINTAIN STEADY GROWTH IN CORE SYSTEMS BUSINESS

    The Company's core business of selling end-to-end broadband video solutions has shown steady growth, with revenues increasing from $3.7 million in 1995 to $45.7 million in 1999. FVC believes its leading position in broadband video networking, enhanced by distribution relationships with partners such as Nortel, Lucent Technologies Inc. and Bell Atlantic will enable the Company to continue to grow its core business.

MARKETING, SALES AND CUSTOMER SUPPORT

    The Company believes that two significant growth areas for its video equipment and services are: 1) telecommunications carriers and service providers, and 2) enterprises. The Company's products take advantage of broadband networks being implemented in these environments to achieve high quality video transmission.

    The Company markets its products to business customers, government users and educational providers through its internal sales force and indirect sales channels. The Company's internal sales force uses the Company's video technology to directly qualify and stimulate end-user demand, as well as to manage the Company's strategic relationships with OEMs, VARs and systems integrators. A significant portion of the Company's sales to date have been fulfilled through the Company's OEMs, including Nortel Networks. Sales through Nortel Networks (including Bay Networks) represented approximately 29% of the Company's total sales in 1999, 39% in 1998 and 64% in 1997. OEMs either sell and install the Company's products directly or work with leading systems integrators to sell and install the Company's products. Systems integrators qualified to sell and install the Company's products include Bell Atlantic, BT, EDS, France Telecom, GTE Corporation, Global Telemedics, IBM, NTT, NEC Corporation and Telstra.

    The Company has sales offices in the United Kingdom, Germany, France, Italy, Japan and Australia and distributes its products under the FVC.COM name in both Europe and Asia through resellers and distributors in more than 25 countries. For the years ended December 31, 1999, 1998 and 1997, approximately 14%, 21% and 20%, respectively, of the Company's sales were generated from customers outside of the United States.

RESEARCH AND DEVELOPMENT

    Since its inception, the Company has recognized that a strong technical base is essential to its long-term success and has made a substantial investment in research and development. To date, the Company has aggressively brought a wide range of products into the marketplace. The Company intends to make substantial investments in product development and to participate in the development of industry standards. The Company monitors changing customer needs and works closely with its OEM partners, end-user customers and market research organizations to track changes in the marketplace, including emerging industry standards in both networking and video. The Company intends to maintain its product development focus on products for the two-way video broadband networking market.

    The Company's research and development expenditures totaled $10.2 million, $9.5 million and $5.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company performs its research and product development activities at its headquarters in Santa Clara.

COMPETITION

    The video networking industry is becoming increasingly competitive. Some of these competitors offer video networking over the data network using the asynchronous transfer mode (ATM) protocol, including FORE Systems, Inc. and Newbridge Networks Corporation. The Company's video networking products also compete with systems based on other technologies, such as ISDN-based video networking products. The Company's video access products, when sold by its distribution partners such as Nortel, are used to compete with products sold by companies such as Cisco and 3Com Corporation. In the interactive video area, the Company's technology licensing agreement with IBM has resulted in products that compete with products sold in the high-end H.310 videoconferencing market. In video storage, the Company's V-Cache products face competition from companies that offer high-performance servers that can store video. In the video broadcast area, the Company's products compete with system and software products of companies that provide "streamed" video over IP/Ethernet networks. The Company faces potential competition from large companies that have products in related areas. The Company could encounter new competition if companies which distribute the Company's products, or whose interactive video equipment is used together with the Company's products, develop or acquire video networking technologies or products. Further, although currently there are no major competitors in the broadband video services area, a number of the Company's competitors in other areas have expressed an interest in developing their own broadband video services. In particular, there is no assurance that telecommunications service providers will not develop internally the capability to offer broadband video services. There can be no assurance that the Company will be able to compete successfully in this environment.

    In order to compete effectively, the Company must offer an end-to-end solution, provide high-performance products and services that comply with applicable standards and are easy to use, and expand its product distribution channels domestically and internationally. In addition, the Company expects price competition to escalate in the video networking industry which may force the Company in the future to lower product prices on a regular basis and add new products and features without increasing prices. There can be no assurance that the Company will be able to compete successfully in such a price competitive environment.

MANUFACTURING

    The Company uses third-party manufacturers to perform materials planning, production scheduling, mechanical assembly, board testing, system integration, burn-in, final system testing and distribution of its products to customers. The Company's operations staff develops manufacturing strategies and qualifies manufacturing processes and suppliers. The Company and its contract manufacturers work together to reduce manufacturing costs and to resolve quality control issues. The Company's manufacturing strategy enables it to leverage the manufacturing capabilities of its third-party manufacturers, while allowing the Company to focus on its core competencies of rapid product development and deployment. If one or more of the Company's manufacturers experiences quality or other problems, product shipments by the Company may be delayed. If the Company is required to replace its manufacturers, such a change could result in short-term cost increases and delays in delivery that could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's supply chain, including reserve inventory buffer stock of critical components, may not be sufficient to meet increases in demand occurring simultaneously with delayed deliveries from manufacturers. There can be no assurance that the Company will be able to negotiate acceptable arrangements with its existing or future manufacturers, or if negotiated, that such arrangements will be on terms favorable to the Company.

EMPLOYEES

    As of February 29, 2000, the Company employed approximately 130 individuals full-time. In addition, the Company employs a number of temporary contract employees. The Company's employees are not represented by a collective bargaining agreement and the Company believes its relationships with its employees are good.

RISK FACTORS

    In addition to the other information provided in this report, the following risk factors should be considered in evaluating the Company and its business.

LIMITED OPERATING HISTORY: CUMULATIVE LOSSES; STOCK PRICE

    The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company was incorporated in October 1993, first shipped its video networking products in 1995 and first announced its video services business in 1999. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets and companies experiencing rapid growth and expansion. To address these risks, the Company must, among other things, continue to achieve market acceptance for its products, maintain technological leadership, respond to evolving markets and competition, and attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in addressing these risks.

VOLATILITY OF STOCK PRICE

    The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the company's stock price and a resulting securities class action suit. The stock price may also be affected by broader market trends unrelated to the Company's performance. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

    The Company has experienced, and is likely to experience in the future, fluctuations in revenues, gross margins and operating results. Various factors contribute to the fluctuations in revenues, gross margins and operating results, including the Company's success in developing its video services business and in developing, introducing and shipping new products and product enhancements, the Company's success in accurately forecasting demand for new orders (which may have short lead-times before required shipment), product mix, percentage of revenues derived from OEMs versus distributors or resellers, new product introductions and price reductions by its competitors, the efforts of OEMs, distributors, resellers, and other third parties on behalf of the Company, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development and selling, general and administrative expenditures, and general economic conditions.

    Further, a significant portion of the Company's expenses are fixed. The Company expects that operating expenses will increase in the future to fund expanded operations, including the launch and expansion of the Company's broadband video services to telecommunications carriers. To the extent these increased expenses are not accompanied by an increase in revenues or gross margin, as is expected to be the case as the Company expands its broadband video services business, the Company's business, financial condition and results of operations would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter, the Company's results of operations will be below the expectations of public market analysts and investors.

MARKET ACCEPTANCE OF VIDEO NETWORKING AND BROADBAND VIDEO SERVICES

    The Company's success depends on the market acceptance of video networking and broadband video services. Potential end-users must accept video applications as a viable alternative to face-to-face meetings and conventional classroom based learning. New applications, such as the use of video in marketing, selling and manufacturing, are still in the development stage. Additionally, the Company's broadband video services are still in the development stage. The Company has only recently entered into its first contracts with telecommunications service providers to provide broadband video services and does not expect any material revenues from these services to be generated until the second half of 2000. If video networking and broadband video services fail to achieve broad commercial acceptance or such acceptance is delayed, the Company's business, financial condition and results of operations would be materially adversely affected.

DEPENDENCE ON THIRD PARTY RELATIONSHIPS

    The Company currently outsources the manufacturing of its products. The Company relies on several vendors, to manufacture certain of its products. If one or more of these manufacturers experiences quality or other problems, product shipments by the Company may be delayed. If the Company is required to find replacements for its manufacturers, such change could result in short-term cost increases and delays in delivery, which could have a material adverse effect on the Company's business, financial condition and results of operations. There also can be no assurance that the Company will be able to continue to negotiate arrangements with its existing or any future manufacturers on terms favorable to the Company.

    The Company currently sells its products through OEMs, distributors and resellers ("distribution relationships"). The Company's future performance will depend in large part on sales of its products through its distribution relationships, such as Nortel, Bell Atlantic and other key partners. For the year ended December 31, 1999, Nortel (including Bay Networks) was the Company's most significant customer, representing 29% of the Company's revenues for that period. However, such past performance should not be considered a reliable indicator of future performance. Agreements with Nortel and other distribution partners generally provide for discounts based on the Company's list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, some of the entities that distribute the Company's products may compete with the Company. The Company also cannot assure that an OEM, distributor or reseller will dedicate sufficient resources or give sufficient priority to selling the Company's products. The Company additionally depends on its distribution relationships for most customer support, and expends significant resources to train its OEMs, distributors and resellers to support their customers. These entities can generally terminate the distribution relationship upon 30 days notice for a material breach. The loss of a distribution relationship or a decline in the efforts of a material distributor, or loss in business or cancellation of orders from, significant changes in scheduled deliveries to, or decreases in the prices of products sold to, any of these distribution relationships, could have a material adverse effect on the Company's results of operations.

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

RAPID TECHNOLOGICAL CHANGE; INDUSTRY STANDARDS AND REGULATIONS

    Rapid technological change and evolving industry standards characterize the market for the Company's products. The Company's success will depend, in part, on its ability to maintain its technological leadership and enhance and expand its existing product and services offerings. The Company's success also will depend in part upon its ability and the ability of its strategic partners to comply with evolving industry standards. The Company's products must meet a significant number of domestic and international video, voice and data communications regulations and standards, some of which are evolving as new technologies are deployed. The Company's products are currently in compliance with applicable regulatory requirements. However, as standards evolve, the Company must modify its products, or develop and support new versions of its products. In addition, telecommunications service providers require that equipment connected to their networks comply with their own standards, which may vary from industry standards.

    The Company's ability to compete successfully also is dependent upon the continued compatibility and interoperability of its products with products and architectures offered by various vendors. The Company's business, financial condition and results of operations would be materially adversely affected if it were unable in a timely manner to comply with evolving industry standards or address compatibility issues. In addition, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. The announcement of product enhancements or new product or service offerings could cause customers to defer purchasing the Company's products. In addition, the Company has experienced delays in the introduction of new products in the past and may experience such delays in the future. The failure of the Company to introduce successfully new products, product enhancements or services, or customer delays in purchasing products in anticipation of new product introductions or because of changes in industry standards, could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON SUPPLIERS

    Several critical components used in the Company's products, including certain custom and programmable semiconductors are currently available only from single suppliers. The Company does not have long-term agreements with these suppliers, and they are not obligated to provide components to the Company for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Qualifying additional suppliers is a time consuming and expensive process, and there is a greater likelihood of problems arising during a transition period to a new supplier. There can be no assurance that the existing suppliers will continue to meet the Company's requirements for these components. Any interruption in the supply of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable period of time, or any excessive rework costs associated with defective components or process errors, could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company uses a product sales forecast based on anticipated product orders to determine its components requirements. As a result of the relatively short lead-time on certain orders, however, this forecast may not be accurate. Failure of the Company to predict accurately its required quantities of these components has resulted and could result in the future in shortages of or excess inventory and higher component costs, as well as cause the Company to delay shipments of its products in response to orders, which could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION; INDUSTRY CONSOLIDATION

    Many of the Company's actual and potential competitors have greater name recognition; a larger installed base of networking products and strong relationships with end users; more extensive engineering, manufacturing, marketing and distribution capabilities; and greater financial, technological and personnel resources than the Company. The networking industry is undergoing a period of consolidation in which companies, including some of the Company's competitors, are participating in business combinations, resulting in competitors with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products and services noncompetitive or obsolete.

RELIANCE ON INTELLECTUAL PROPERTY

    The Company's success and ability to compete in the video networking industry depends, in part, upon its ability to protect its proprietary technology and to operate without infringing the proprietary rights of others. The Company does not rely on patent protection for, and does not hold, any patents relating to its products, although it is engaged in preparing patent applications related to its recently developed video services technology. The Company's adherence to industry-wide technical standards and specifications may limit the Company's opportunities to provide proprietary product features. The Company currently licenses certain technology from third parties and plans to continue to do so in the future. The commercial success of the Company will depend, in part, on its ability to continue to obtain licenses to third-party technology for use in its products.

    The Company currently relies upon a combination of trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The Company also enters into confidentiality and invention assignment agreements with its employees and enters into non-disclosure agreements with its suppliers, distributors and customers to limit access to and disclosure of its proprietary information. There can be no assurance that the pending patent applications will be successful, or that these statutory and contractual arrangements will be sufficient to deter misappropriation of the Company's proprietary technologies or that independent third parties will not develop similar or superior technologies. The development of alternative technologies by third parties could adversely affect the competitiveness of the Company's products. In addition, the laws of some countries do not provide the same degree of protection of the Company's proprietary information as do the laws of the United States.

    The commercial success of the Company will also depend, in part, on the Company not breaching its current and future licenses of third-party technology used in certain of the Company's products. The Company is, however, subject to the risk of litigation alleging infringement of third party intellectual property rights from both its licensed and proprietary technology. A number of companies have developed technologies or received patents on technologies that may be related to or be competitive with the Company's technologies. The Company has not conducted a patent search relating to the technology used in its products. In addition, since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, would relate to the Company's products. Given the rapid development of technology in the video networking industry, there can be no assurance that the Company's existing or future products will not infringe upon the existing or future proprietary rights of others. Also, the Company's lack of patents may inhibit the Company's ability to negotiate or obtain licenses from or oppose patents of third parties, if necessary. Further, the Company is subject to the risk of litigation alleging infringement of third party intellectual property rights from both its licensed and proprietary technology. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits of such claims. The Company may be required by contract or by statutory implied warranties to indemnify its distribution partners and end-users against third-party infringement claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost, or at all. The defense of any lawsuit could result in time-consuming and expensive litigation, damages, license fees, royalty payments and restrictions on the Company's ability to sell its products, any of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

DEPENDENCE ON KEY PERSONNEL; ABILITY TO ATTRACT AND RETAIN PERSONNEL

    The Company's success is significantly dependent on the contributions of a number of its key personnel. The loss of the services any of its key personnel could have a material adverse effect on the Company. The Company believes that its future success also will depend upon its ability to attract and retain additional highly skilled technical, managerial, manufacturing, sales and marketing personnel. Competition for these personnel is intense. There can be no assurance that the Company will be able to anticipate accurately, or to obtain, the personnel that it may require in the future.

CONTROL BY INSIDERS

    As of March 16, 2000, the Company's executive officers, directors and their affiliates beneficially owned approximately 3,122,274 shares or 17.6% of the outstanding shares of the Company's common stock. As a result, these persons may have the ability to effectively control the Company and direct its affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of these stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of common stock.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

    The Company currently anticipates that its available cash resources combined with funds from the Company's existing line of credit, will be sufficient to meet its presently anticipated working capital, capital expenditure requirements and general corporate purposes, including expansion of the Company's broadband video services, for at least the next 12 months. However, in order to aggressively pursue business opportunities in the video services business, have the ability to respond to competitive pressures and have increased flexibility to take advantage of other business opportunities that are not yet known, the Company is currently seeking equity investments from a number of strategic partners and potential strategic partners. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. Should the Company be unsuccessful in its current efforts to raise equity from strategic partners, it may seek additional capital from the public and/or private equity markets that will likely result in dilution of the Company's current stockholders. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results.

ITEM 2. PROPERTIES.

    The Company is headquartered in Santa Clara, California, where it leases approximately 48,000 square feet of space that houses administrative, sales and marketing, customer service and product development activities. The space is occupied pursuant to an operating lease that expires in 2009. Additionally, the Company has rental agreements for small sales offices in the United States, Europe and Asia. Rental expense under these facility leases for the year ended December 31, 1999 was approximately $1.1 million. The Company believes that its existing facilities are adequate to meet current needs.

ITEM 3. LEGAL PROCEEDINGS.

    On or about April 9, 1999, several purported class action suits were filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company's reporting of its financial results for the period ended December 31, 1998. These actions were dismissed by the court without leave to amend on February 14, 2000.

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

                                                                  HIGH            LOW
                                                              -------------   ------------
1998
  Second Quarter (from April 29, 1998)......................  $17             $9 1/2
  Third Quarter.............................................  $17 3/4         $7 1/2
  Fourth Quarter............................................  $19             $7 13/16

1999
  First Quarter.............................................  $15 3/8         $10
  Second Quarter............................................  $13 3/4         $3 3/4
  Third Quarter.............................................  $15 5/16        $6
  Fourth Quarter............................................  $15 15/16       $9

    As of February 29, 2000, there were approximately 244 holders of record of the Company's common stock. On February 29, 2000, the last sale price reported on the Nasdaq National Market System for the Company's common stock was $19.375 per share.

    The Company has never declared or paid any cash dividends on its capital stock. The Company intends to retain any future earnings to support operations and to finance the growth and development of the Company's business and does not anticipate paying cash dividends for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    On December 8, 1999, the Company issued to each of Mr. Ugo Assi and Kiwi Ventura Servicos SA, in exchange for the share capital of FVC.COM BV held by each of them, a warrant for the purchase of 30,833 shares of the Company's common stock, at an exercise price of $12.00 per share. The warrants expire on December 31, 2002. The warrants were issued pursuant to Regulation S under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents summary selected historical data of the Company as of and for each of the five years in the period ended December 31, 1999.

                                                             YEAR ENDED DECEMBER 31
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues....................................  $ 45,700   $ 37,251   $ 18,771   $ 12,093   $ 3,670
Cost of revenues............................    28,851     19,220     10,466      6,547     2,874
                                              --------   --------   --------   --------   -------
  Gross profit..............................    16,849     18,031      8,305      5,546       796
                                              --------   --------   --------   --------   -------

Operating expenses:
  Research and development..................    10,170      9,463      5,420      2,930     2,582
  Selling, general and administrative.......    21,633     11,878      6,997      4,886     3,603
  Acquired in-process research and
    development.............................        --      4,664         --         --        --
                                              --------   --------   --------   --------   -------
    Total operating expenses (1)............    31,803     26,005     12,417      7,816     6,185
                                              --------   --------   --------   --------   -------
Operating loss..............................   (14,954)    (7,974)    (4,112)    (2,270)   (5,389)

Other income (expense), net.................       646        (42)      (216)        27        79
Minority interest in consolidated
  subsidiary................................       (20)        --         --         --        --
                                              --------   --------   --------   --------   -------
Net loss....................................  $(14,328)  $ (8,016)  $ (4,328)  $ (2,243)  $(5,310)
                                              ========   ========   ========   ========   =======

Net loss per share:
  Basic and diluted (2).....................  $  (0.87)  $  (0.69)  $  (1.44)  $  (1.14)  $ (5.30)

Shares used to compute net loss per share:
  Basic and diluted (2).....................    16,433     11,541      3,012      1,974     1,001

                                                                  DECEMBER 31
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
Cash, cash equivalents and short-term
  investments...............................  $  8,821   $ 26,748   $  2,500   $    676   $ 2,787
Working capital.............................    21,878     32,939      1,891      1,046     1,452
Total assets................................    40,199     51,165     11,104      5,432     4,516
Total debt..................................       228      1,665      3,466      1,312       392
Accumulated deficit.........................   (36,878)   (22,550)   (14,534)   (10,206)   (7,963)
Total stockholders' equity..................    27,812     38,613      1,909      2,074     2,017

------------------------

(1) Operating expenses included non-cash employee stock compensation charges of $493,000, $1.2 million, $1.1 million, and $339,000 for the years ended December 31, 1999, 1998, 1997 and 1996, respectively.

(2) See Note 1 to the consolidated financial statements for an explanation of the computation of net loss per share

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 8 OF THIS FORM 10-K. IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN THIS ITEM, THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," ANTICIPATES," "EXPECTS," AND WORDS OF SIMILAR IMPORT. SUCH FORWARD-LOOKING STATEMENTS WILL HAVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE RISK FACTORS SET FORTH ABOVE IN "BUSINESS--OVERVIEW", "BUSINESS--RISK FACTORS," THE RISK FACTORS SET FORTH IN THIS ITEM AND ELSEWHERE IN THIS FORM 10-K. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

OVERVIEW

    The Company provides equipment and services that enable the delivery of video applications over broadband communications networks. In 1999, the Company recorded $45.7 million in net revenues, an increase of 23% compared to the previous year. The Company was incorporated in California in October 1993 and reincorporated in Delaware in December 1997. The Company first shipped its video networking products in 1995 and announced its video services product offering in September 1999.

    The Company's revenues in 1999 resulted from the sale of video networking systems to enterprise customers and to telecommunications service providers. The Company's internal sales force qualifies and stimulates end-user demand, and manages the Company's strategic relationships with its distribution partners:
OEMs, VARs and systems integrators. In 1999, more than 75% of the company's revenue was derived through its distribution partners, including Ameritech (a subsidiary of SBC Communications Inc.), Bell Atlantic, BT, Cisco, EDS, France Telecom, Ingram Micro, IBM, Nortel, Qwest and Telstra.

    The Company maintains sales offices in the United Kingdom, Germany, France, Italy, Japan and Australia and distributes its products under the FVC.COM name in both Europe and Asia through resellers and distributors in more than 25 countries. For the years ended December 31, 1999, 1998 and 1997 approximately 14%, 21% and 20%, respectively, of the Company's sales were generated from customers outside of the United States. The Company expects that sales from shipments to customers outside of the United States will continue to represent a significant portion of its future revenues. In addition, the Company believes that a small portion of its sales through Nortel and other distribution partners is sold to international end-users. Revenues from the Company's international operations are subject to various risks. To date, the Company has not engaged in any foreign currency hedging activity.

    In September 1999, the Company introduced its broadband video services offering that will enable telecommunications carriers to provide broadband video services to the enterprise market. No revenues were recorded from this service offering in 1999.

    Revenues are recognized upon shipment of products to customers, provided no significant obligations remain, collectibility is probable and returns are estimable. Revenues from sales to certain of the Company's resellers are subject to agreements allowing rights of return and price protection. In these cases, the Company provides reserves for estimated future returns and allowances upon revenue recognition. These reserves are estimated based upon historical rates of returns and allowances, reseller inventory levels, the Company's estimates of sell through by resellers and other related factors. Actual results could differ from these estimates. In the event of the inability to estimate returns from any reseller, the Company defers revenue recognition until the reseller has sold through the products.

    Advance payments received from customers and gross margin deferred with respect to sales to resellers wherein the Company does not have the ability to estimate returns are recorded as deferred revenue. At December 31, 1999, deferred revenue was $1.7 million, the majority of which related to inventory held at Nortel.

RESULTS OF OPERATIONS

    The following table sets forth certain items from the Company's Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. The data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

                                                                        YEAR ENDED DECEMBER 31
                                                           ------------------------------------------------
                                                                1999             1998             1997
                                                           --------------   --------------   --------------
Revenues.................................................           100.0%           100.0%           100.0%
Cost of revenues.........................................            63.1             51.6             55.8
                                                           --------------   --------------   --------------
  Gross profit...........................................            36.9             48.4             44.2
                                                           --------------   --------------   --------------
Operating expenses:
  Research and development...............................            22.3             25.4             28.9
  Selling, general and administrative....................            47.3             31.9             37.2
  Acquired in-process research and development...........              --             12.5               --
                                                           --------------   --------------   --------------
    Total operating expenses (1).........................            69.6             69.8             66.1
                                                           --------------   --------------   --------------
Operating loss...........................................           (32.7)           (21.4)           (21.9)

Other income (expense), net..............................             1.4             (0.1)            (1.2)
                                                           --------------   --------------   --------------
Net loss.................................................           (31.4)%          (21.5)%          (23.1)%
                                                           ==============   ==============   ==============

    REVENUES. Revenues increased 23%, to $45.7 million in 1999, from $37.3 million in 1998 and $18.8 million in 1997. The increase in revenues in both 1999 and 1998 resulted from higher unit shipments due to wider acceptance of the Company's products primarily as a result of marketing efforts of the Company and its strategic partners. Sales through Nortel (including Bay Networks) represented 29% of total sales in 1999, compared to 39% and 64% in 1998 and 1997, respectively. The reduction in concentration of revenues with Nortel resulted from changes in Nortel's strategic direction, including the merger of Northern Telecom and Bay Networks in 1998, and the intention of the Company to broaden its customer base.

    GROSS PROFIT. Gross profit consists of revenues less the cost of revenues, which includes the costs associated with the manufacture of the Company's products by outside manufacturers and related costs of freight, inventory obsolescence, royalty and warranty. These manufacturers procure the majority of materials, except for certain key components that the Company purchases from third-party vendors.

    In 1999, gross profit declined by $1.2 million to $16.8 million, or 37% of net revenue, compared to $18.0 million or 48% of net revenue in the previous year. The decrease in gross profit was primarily the result of a charge for $5.0 million related to reductions in value of certain components, sub-assemblies and finished goods for which inventory quantities on-hand were excessive to current demand or were obsolete, and physical inventory adjustments. The charge for excess and obsolete inventory was primarily associated with materials that had been acquired in early 1999 based on projected demand for one-way, streaming video products that had been introduced late in 1998.

    Excluding the $5.0 million charge recorded in the fourth quarter of 1999, gross profit increased by $3.9 million to $21.9 million, or 48% of net revenue. In 1998, gross profit increased by $9.7 million to $18.0 million, or 48% of net revenue, from $8.3 million or 44% of net revenue, in the year ended

December 31, 1997. The increases in gross profit in 1999 over 1998 and in 1998 over 1997 were primarily attributable to increased unit volumes, changes in the revenue mix to higher margin products, an increase in the revenues derived from sales to service providers that carry higher margins than revenue in other distribution channels, and decreases in costs for some of the Company's products.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, cost of contractors and outside consultants, supplies and material expenses, equipment depreciation and overhead costs. Research and development expenses increased to $10.2 million in 1999, an increase of 7.0% over the $9.5 million recorded in 1998 and an increase of 75%, or $4.0 million, compared to 1997. As a percentage of total revenues, research and development expenses decreased to 22.3% in 1999 from 25.4% in 1998 and 28.9% in 1997. The increases in absolute dollars were principally due to the hiring of additional engineers and consultants for product development, including costs in 1998 associated with the acquisition of ICAST. The decrease in research and development expenses as a percentage of revenues was due to the relatively greater increase in revenues compared to research and development expenses. The Company believes that research and development expenses will continue to increase in absolute dollars for the foreseeable future. However, these expenses will fluctuate depending on various factors, including the number and types of development projects.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses (SG&A) include personnel and related overhead costs for sales, marketing, finance, human resources and general management. These expenses also include costs of outside contractors, advertising, trade shows and other marketing and promotional expenses. SG&A increased 82% in 1999, to $21.6 million, from $11.9 million in 1998. SG&A expense totaled $7.0 million in 1997. As a percentage of total revenues, SG&A decreased to 47.3% in 1999, from 31.9% in 1998 and 37.3% in 1997. The increase in absolute dollars in 1998 over 1997 and 1997 over 1996 was the result of the expansion of the Company's sales and marketing infrastructure, as well as higher marketing costs associated with advertising and promotional activities, and higher selling costs related to the increases in revenues. The increase in 1998 was also attributable to a $1.2 million increase in the provision for bad debts for accounts receivable related to certain international customers. SG&A includes non-cash compensation charges relating to the Company's employee stock plans of $493,000 in 1999, $589,000 in 1998, and $631,000 in 1997. The increase in SG&A as a percentage of revenues in 1999 compared to 1998 reflected expense increases that exceeded the rate of revenue growth, including increased spending in administrative functions and spending associated with activities in international markets. The decrease in SG&A as a percentage of revenues in 1998 compared to 1997 was due to the relatively greater increases in revenues for 1998 compared to the change in SG&A expense levels. The Company anticipates that SG&A will continue to increase in absolute dollars in the foreseeable future as the Company expands its selling and marketing efforts and continues to incur the administrative costs associated with being a publicly held company.

    ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In August 1998, the Company acquired ICAST Corporation, a developer of software designed for Internet and intranet broadcasting of real-time video, audio and data. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition as determined by an independent appraisal. The acquired in-process research and development represents the estimated fair market value, using a risk-adjusted income approach, of specifically identified technologies which had not reached technological feasibility and had no alternative future uses.

    The purchase price, including liabilities assumed of $1.8 million, aggregated approximately $7.6 million, of which $6.2 million was initially allocated to acquired in-process research and development. As a result of views expressed by the SEC staff, as discussed below, the Company subsequently reduced its estimate of the amount allocated to in-process research and development ("IPR&D") by $1.5 million to $4.7 million for the year ended December 31, 1998 and allocated $2.5 million to goodwill and other identified intangibles. As a result of the reduction in the IPR&D charge, amortization of intangibles increased by $116,000 from $56,000 to $172,000 for the year ended December 31, 1998. The basic and diluted net loss per share decreased from $0.82 to $0.69 for the year ended December 31, 1998.

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

    As a result of computing in-process research and development using the current SEC preferred methodology, the Company revised the amount originally allocated to in-process research and development.

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

    Management believes that the restated in-process research and development charge of $4.7 million was valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurances, however, that the SEC staff will not take issue with any assumptions used in the Company's valuation model and require the Company to further revise the amount allocated to in-process research and development.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net consists primarily of interest expense relating to the Company's credit facilities and long-term debt, offset in part by interest income earned on short term investments and cash balances. Net other income totaled $646,000 in 1999, compared to other net expense of $42,000 in 1998 and other net expense of $216,000 in 1997.

    The change in other income (expense) in 1999 from 1998 was primarily the result of reduced interest expense on short term borrowings. The change from 1998 to 1997 was primarily due to interest income earned on the proceeds from the Company's initial public offering completed in May 1998 and a reduction in interest expense due to the repayment of borrowings under short-term credit facilities with the proceeds from the initial public offering.

    INCOME TAXES. As of December 31, 1999, the Company had net operating loss carryforwards for federal tax purposes of approximately $21.0 million. These carryforwards, if not utilized to offset future taxable income, will expire at various dates beginning in 2010. In addition, under the Tax Reform Act of 1986, the amount of the benefit that can be carried forward may be limited in certain circumstances, including, but not limited to, a cumulative stock ownership change of more than 50% over a three year period, as defined. No benefit has been recorded for income taxes for any of the periods presented as the Company believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it will not be able to realize the benefit of these net operating losses. Thus, a full valuation reserve has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception through the completion of its initial public offering in May 1998, the Company financed its operations primarily through private placements of equity securities and to a lesser extent through certain credit facilities and long-term debt. As of December 31, 1999, the Company had cash, cash equivalents and short-term investments of $8.8 million and working capital of $21.9 million.

    The Company has used cash in its operating activities primarily to fund losses of $36.9 million incurred through December 31, 1999 and to finance its working capital needs.

    Cash used in operating activities totaled $16.5 million in 1999, reflecting the net loss of $14.3 million and net increases in both inventory and accounts receivable associated with the increase in business activity level in 1999 compared to1998.

    Cash provided by investment activities totaled $6.0 million, primarily the proceeds from the sale of short-term investments ($8.6 million) partially offset by the acquisition of property and equipment ($2.0 million). Capital expenditures in 1999 were at the same level as 1998, and consisted of purchases of computers and related equipment, furniture and fixtures necessary to support the Company's growth. To date, the Company has not made significant outlays for capital expenditures because of its strategy to outsource manufacturing and certain other functions.

    Cash provided by financing activities was $1.1 million in 1999, and consisted principally of $2.6 million in proceeds from the sale of common stock through the Company's stock option and stock purchase plans, offset in part by the repayment of $1.3 million in notes payable that were assumed by the Company in the acquisition of ICAST in August 1998.

    The Company has a working capital line of credit with a bank that provides for borrowings of up to $10 million. Borrowings under the line of credit bear interest at the bank's prime rate (8.5% at December 31, 1999). As of December 31, 1999, the Company had no borrowings outstanding under this line. The line expires in June 2000.

    The Company believes that its cash, cash equivalents and short term investments of $8.8 million at December 31, 1999, together with existing sources of liquidity, will provide adequate cash to fund its current operations for at least the next 12 months.

    In order to aggressively pursue business opportunities in the video services business, however, and to have increased flexibility to take advantage of other business opportunities that are not yet known, the Company is currently seeking equity investments from a number of strategic partners and potential strategic partners. Should the company be successful in selling additional equity, the result will be some level of dilution to the Company's current stockholders. Should the Company be unsuccessful in its current efforts to raise equity from strategic partners, it may seek additional capital from the public and/or private equity markets that will likely result in dilution of the Company's current stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    As of December 31, 1999, the Company held a total of $8.8 million of cash, cash equivalents and short-term investments. These securities, which consist primarily of U.S. government securities, municipal notes and corporate bonds, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 ten percent from levels as of December 31, 1999, the decline in fair value of the portfolio would not be material.

    The Company transacts substantially all of its revenues and costs in United States dollars and therefore is not subject to fluctuations in foreign exchange rates. Accordingly, the Company currently does not use derivative financial instruments. The Company has no fixed rate obligations except for capitalized leases of approximately $228,000. As such, the fair value of the Company's fixed rate obligations is not subject to an adverse material impact from changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Company's Consolidated Financial Statements and Notes thereto appear beginning at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There has been no change in the Company's independent accountants during the two most recent fiscal years.

                                    PART III

    CERTAIN INFORMATION REQUIRED IN PART III OF THIS REPORT IS INCORPORATED BY REFERENCE TO THE COMPANY'S PROXY STATEMENT (THE "PROXY STATEMENT") FOR THE COMPANY'S 2000 ANNUAL MEETING OF STOCKHOLDERS. THE PROXY STATEMENT WILL BE FILED WITH THE SEC IN ACCORDANCE WITH REGULATION 14A UNDER THE EXCHANGE ACT NO LATER THAN APRIL 30, 1999.

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

    (c) Compliance with Section 16(a) of the Exchange Act: Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during the 1998 fiscal year and Form 5 and amendments thereto furnished to the Company with respect to fiscal year 1998, no director, officer, or beneficial owner of more than 10 percent of any class of equity security of the Company has failed to file on a timely basis, as disclosed by the above forms, reports required by Section 16(a) of the Exchange Act during the 1999 fiscal year or prior fiscal years.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILES AS PART OF THIS REPORT

    1.  FINANCIAL STATEMENTS

    The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

Report of Independent Accountants...........................    F-1

Consolidated Balance Sheets at December 31, 1999 and 1998...    F-2

Consolidated Statements of Operations for each of the three
years in the period ended December 31, 1999.................    F-3

Consolidated Statements of Stockholders' Equity for each of
the three years in the period ended December 31, 1999.......    F-4

Consolidated Statements of Cash Flows for each of the three
years in the period ended December 31, 1999.................    F-5

Notes to Consolidated Financial Statements..................    F-6

    2.  FINANCIAL STATEMENT SCHEDULES

    Schedules are omitted because the information required to be set forth therein is not applicable or is included in the financial statements or notes thereto.

    3.  EXHIBITS

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------                     -----------------------
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

        3.1             Amended and Restated Certificate of Incorporation of the
                        Registrant (2) (exhibit 3.3)

        3.2             Certificate of Ownership and Merger, effective August 3,
                        1998 (3) (exhibit 3.1(i))

        3.3             Bylaws of the Registrant (2) (exhibit 3.4)

        4.1             Specimen Common Stock Certificate (3)

       10.1*            1997 Equity Incentive Plan (2)

       10.2*            Form of Incentive Stock Option Grant (2)

       10.3*            Form of Nonstatutory Stock Option Grant (2)

       10.4*            1997 Employee Stock Purchase Plan (2)

       10.5*            Form of 1997 Employee Stock Purchase Plan Offering (2)

       10.6*            1997 Non-Employee Directors' Stock Option Plan (2)

       10.7*            Form of Nonstatutory Stock Option Grant (5)

       10.8*            Executive Officers' Change of Control Plan (5)

       10.9*            Non-Employee Directors' Change of Control Plan (5)

       10.10*           1999 Equity Incentive Plan

       10.11*           Form of Nonstatutory Stock Option Grant

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------                     -----------------------
       10.12*           Form of Indemnification Agreement between the Registrant and its directors and executive officers (2) (exhibit 10.7)

       10.13 Amended and Restated Investors' Rights Agreement, dated as of April 1, 1998, among the Registrant and the investors named therein (2) (exhibit 10.8)

       10.14 Lease Agreement between the Registrant and John Arrillaga, or his successor Trustee, UTA 7/20/77, dated July 19, 1995
                        (the "Lease Agreement") (2) (exhibit 10.9)

       10.15            Amendment No. 1 to the Lease Agreement, dated November 7,
                        1997 (2) (exhibit10.9(i))

       10.16            Amendment No. 4 to the Lease Agreement, dated February 4,
                        1999 (5)

       10.17            Loan and Security Agreement between the Registrant and
                        Silicon Valley Bank ("SVB"), dated July 3, 1996 (2) (exhibit
                        10.10)

       10.18            Amendment to Loan and Security Agreement between the
                        Registrant and SVB, dated June 10, 1998 (3)
                        (exhibit10.10(i))

       10.19            Loan Modification Agreement between the Registrant and SVB, dated as of March 10, 2000

       10.20            Master Lease Agreement between the Registrant and Comdisco,
                        Inc. ("Comdisco"), dated April 30, 1997(2) (exhibit 10.11)

       10.21            Subordinated Loan and Security Agreement between the
                        Registrant and Comdisco, dated April 30, 1997(2) (exhibit
                        10.12)

       10.22            Original Equipment Manufacturing Agreement between the
                        Registrant and Bay Networks, Inc., dated November 3, 1995 as amended through April 9, 1997 (2) (exhibit 10.13)

       10.23 Fourth Amendment to OEM Agreement, between the Registrant and Bay Networks, Inc., dated October 26, 1997 (2)
                        (exhibit10.13(i))

       10.24            OEM Reseller Agreement between the Registrant and Northern
                        Telecom Inc., dated May 1, 1997 (2) (exhibit 10.14)

       10.25            Development and License Agreement between the Registrant and
                        Advanced Telecommunications Modules Limited, dated February
                        25, 1994, as amended (2) (exhibit 10.15)

       10.26            Equipment Manufacturing OEM Agreement between the Registrant and VTEL Corporation, dated August 20, 1997 (2) (exhibit
                        10.16)

       10.27 Technology Licensing Agreement between IBM Corporation and the Registrant, dated October 16, 1997 (2) (exhibit 10.17)

       10.28            Warrant issued to SVB, dated April 11, 1997 (2) (exhibit
                        10.18)

       10.29            Subordinated Loan and Security Agreement between the
                        Registrant and Comdisco, dated October 23, 1997 (2) (exhibit
                        10.20)

       10.30 Lease Agreement between the Registrant and John Arrillaga, or his successor Trustee, UTA 7/20/77, dated November 7,
                        1997 (2) (exhibit 10.22)

       10.31            Letter Agreement between IBM Corporation and the Registrant, dated February 8, 1998 (2) (exhibit 10.23)

       10.37            Employment Agreement, dated as of December 14, 1998, by and between the Registrant and Richard M. Beyer (5)

       10.38            Amended and Restated Promissory Note, dated December 16,
                        1998, issued in favor of the Registrant by Allwyn Sequeira
                        (5)

       11.1             Statement of Computation of Earnings (Loss) Per Share (4)

       23.1             Consent of PricewaterhouseCoopers LLP

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------                     -----------------------
       24.1             Power of Attorney (included on signature page)

       27.1             Financial Data Schedule

------------------------

NOTES TO EXHIBITS

 *  Management contract or compensatory plan or arrangement.

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

(4) See Note 1 to the consolidated financial statements.

(5) Incorporated by reference to the corresponding or indicated exhibit in the Company's Annual Report on Form 10-K filed on April 15, 1999 (File
    No. 333-72533)

(B) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 29(th) day of March 2000.

                                                       FVC.COM, INC.,

                                                       By:             /s/ RICHARD M. BEYER
                                                            -----------------------------------------
                                                                         Richard M. Beyer
                                                              CHIEF EXECUTIVE OFFICER AND PRESIDENT

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.:

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chief Executive Officer,
                /s/ RICHARD M. BEYER                     President & Director
     -------------------------------------------         (Principal Executive         March 29, 2000
                  Richard M. Beyer                       Officer)

                                                       Vice President and Chief
                   /s/ TRUMAN COLE                       Financial Officer
     -------------------------------------------         (Principal Financial and     March 29, 2000
                     Truman Cole                         Accounting Officer)

                 /s/ RALPH UNGERMANN
     -------------------------------------------       Chairman of the Board of       March 29, 2000
                   Ralph Ungermann                       Directors

                 /s/ NEAL M. DOUGLAS
     -------------------------------------------       Director                       March 29, 2000
                   Neal M. Douglas

                 /s/ DAVID A. NORMAN
     -------------------------------------------       Director                       March 29, 2000
                   David A. Norman

                  /s/ ROBERT WILMOT
     -------------------------------------------       Director                       March 29, 2000
                    Robert Wilmot

               /s/ PIER CARLO FALOTTI
     -------------------------------------------       Director                       March 29, 2000
                 Pier Carlo Falotti

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FVC.COM, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 20, present fairly, in all material respects, the financial position of FVC.COM, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
January 25, 2000, except as to Note 13,
which is as of February 14, 2000

                                 FVC.COM, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   997    $10,315
  Short-term investments....................................    7,824     16,433
  Accounts receivable, net of allowances of $1,269 and
    $168....................................................   14,066     11,221
  Inventory.................................................    8,104      6,053
  Prepaid expenses and other current assets.................    2,866      1,241
                                                              -------    -------
    Total current assets....................................   33,857     45,263

Property and equipment, net.................................    2,880      2,400
Other assets................................................    3,462      3,502
                                                              -------    -------
      Total assets..........................................  $40,199    $51,165
                                                              =======    =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $    --    $ 1,300
  Current portion of long-term debt.........................      143        137
  Accounts payable..........................................    6,968      5,045
  Accrued liabilities.......................................    3,123      1,937
  Deferred revenue..........................................    1,745      3,905
                                                              -------    -------
    Total current liabilities...............................   11,979     12,324
                                                              -------    -------
Long-term debt, net of current portion......................       85        228

Minority interest in consolidated subsidiaries..............      323         --

Commitments and contingencies (Notes 9 and 13)

Stockholders' equity:

  Convertible preferred stock, $.001 par value; 5,000,000
    shares authorized; no shares issued or outstanding......       --         --
  Common stock, $.001 par value; 35,000,000 shares
    authorized; 16,832,522 and 16,389,007 shares issued and
    outstanding, respectively...............................       17         16
  Additional paid-in capital................................   65,015     61,649
  Notes receivable from stockholders........................     (321)      (502)
  Cumulative translation adjustment.........................      (21)        --
  Accumulated deficit.......................................  (36,878)   (22,550)
                                                              -------    -------
    Total stockholders' equity..............................   27,812     38,613
                                                              -------    -------
                                                              $40,199    $51,165
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 FVC.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues....................................................  $ 45,700   $37,251    $18,771
Cost of revenues............................................    28,851    19,220     10,466
                                                              --------   -------    -------
  Gross profit..............................................    16,849    18,031      8,305
                                                              ========   =======    =======
Operating expenses:
  Research and development..................................    10,170     9,463      5,420
  Selling, general and administrative.......................    21,633    11,878      6,997
  Acquired in-process research and development..............        --     4,664         --
                                                              --------   -------    -------
    Total operating expenses................................    31,803    26,005     12,417
                                                              --------   -------    -------
Loss from operations........................................   (14,954)   (7,974)    (4,112)

Interest expense............................................       (54)   (1,057)      (295)
Interest and other income, net..............................       700     1,015         79
Minority interest in consolidated subsidiary................       (20)       --         --
                                                              --------   -------    -------
Net loss....................................................  $(14,328)  $(8,016)   $(4,328)
                                                              ========   =======    =======

Basic and diluted net loss per share........................  $  (0.87)  $ (0.69)   $ (1.44)

Shares used to compute basic and diluted net loss per
  share.....................................................    16,433    11,541      3,012

  The accompanying notes are an integral part of these consolidated financial statements.

                                 FVC.COM, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                          CONVERTIBLE                                                 NOTES
                                        PREFERRED STOCK           COMMON STOCK        ADDITIONAL    RECEIVABLE    CUMULATIVE
                                     ----------------------   ---------------------    PAID-IN         FROM       TRANSLATION
                                       SHARES      AMOUNT       SHARES      AMOUNT     CAPITAL     STOCKHOLDERS   ADJUSTMENT
                                     ----------   ---------   ----------   --------   ----------   ------------   -----------
Balance at December 31, 1996.......   7,699,635   $      7     4,863,963     $ 5        $13,192        $(924)        $  --
Issuance of Series C preferred
  stock, net.......................      20,518         --            --      --            137           --            --
Issuance of Series D preferred
  stock, net.......................     320,000          1            --      --          2,548           --            --
Exercise of stock options..........          --         --        32,700      --             77           --            --
Issuance (repurchase) of common
  stock, net.......................          --         --       (71,979)     --            176           87            --
Stock compensation charges.........          --         --            --      --          1,137           --            --
Net loss...........................          --         --            --      --             --           --            --
                                     ----------   ---------   ----------     ---        -------        -----         -----
Balance at December 31, 1997.......   8,040,153          8     4,824,684       5         17,267         (837)           --
Issuance of common stock in initial
  public offering, net.............          --         --     3,132,000       3         36,072           --            --
Conversion of preferred stock into
  common stock upon initial public
  offering.........................  (8,040,153)        (8)    8,040,153       8             --           --            --
Issuance of common stock and other
  equity instruments for business
  acquisition......................          --         --       401,389      --          5,179           --            --
Exercise of stock options..........          --         --       194,133      --            815           --            --
Issuance (repurchase) of common
  stock, net.......................          --         --      (203,352)     --           (147)         335            --
Stock compensation charges.........          --         --            --      --          2,463           --            --
Net loss...........................          --         --            --      --             --           --            --
                                     ----------   ---------   ----------     ---        -------        -----         -----
Balance at December 31, 1998.......          --         --    16,389,007      16         61,649         (502)           --
Issuance of common stock under
  stock option plans and related
  benefits.........................          --         --       409,494       1          2,090           --            --
Issuance of common stock, net......          --         --        34,021      --            491          181            --
Issuance of warrants for business
  acquisition......................          --         --            --      --            292                         --
Stock compensation charges.........          --         --            --      --            493           --            --
Cumulative translation
  adjustment.......................          --         --            --      --             --           --           (21)
Net loss...........................          --         --            --      --             --           --            --
                                     ----------   ---------   ----------     ---        -------        -----         -----
Balance at December 31, 1999.......          --         --    16,832,522     $17        $65,015        $(321)        $ (21)
                                     ==========   =========   ==========     ===        =======        =====         =====


                                                       TOTAL
                                     ACCUMULATED   STOCKHOLDERS'
                                       DEFICIT        EQUITY
                                     -----------   -------------
Balance at December 31, 1996.......   $(10,206)       $ 2,074
Issuance of Series C preferred
  stock, net.......................         --            137
Issuance of Series D preferred
  stock, net.......................         --          2,549
Exercise of stock options..........         --             77
Issuance (repurchase) of common
  stock, net.......................         --            263
Stock compensation charges.........         --          1,137
Net loss...........................     (4,328)        (4,328)
                                      --------        -------
Balance at December 31, 1997.......    (14,534)         1,909
Issuance of common stock in initial
  public offering, net.............         --         36,075
Conversion of preferred stock into
  common stock upon initial public
  offering.........................         --             --
Issuance of common stock and other
  equity instruments for business
  acquisition......................         --          5,179
Exercise of stock options..........         --            815
Issuance (repurchase) of common
  stock, net.......................         --            188
Stock compensation charges.........         --          2,463
Net loss...........................     (8,016)        (8,016)
                                      --------        -------
Balance at December 31, 1998.......    (22,550)        38,613
Issuance of common stock under
  stock option plans and related
  benefits.........................         --          2,091
Issuance of common stock, net......         --            672
Issuance of warrants for business
  acquisition......................         --            292
Stock compensation charges.........         --            493
Cumulative translation
  adjustment.......................         --            (21)
Net loss...........................    (14,328)       (14,328)
                                      --------        -------
Balance at December 31, 1999.......   $(36,878)       $27,812
                                      ========        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 FVC.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1999          1998          1997
                                                              --------      --------      --------
Cash flows from operating activities:
  Net loss..................................................  $(14,328)     $(8,016)      $(4,328)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     2,118        1,961           566
    Stock compensation......................................       493        1,250         1,137
    Acquired in-process research and development............        --        4,664            --
    Other...................................................       306          (44)          215
    Changes in assets and liabilities net of effects of
     acquisitions:
      Accounts receivable...................................    (2,345)      (8,591)         (347)
      Inventory.............................................    (2,551)      (1,839)       (2,948)
      Prepaid expenses and other assets.....................    (1,144)      (1,308)         (580)
      Accounts payable......................................     1,923          843         3,012
      Accrued liabilities...................................     1,186          468           689
      Deferred revenue......................................    (2,160)       3,643           (18)
                                                              --------      -------       -------
        Net cash used in operating activities...............   (16,502)      (6,969)       (2,602)
                                                              --------      -------       -------

Cash flows from investing activities:
  Acquisition of businesses, net of cash received...........      (750)        (360)           --
  Acquisition of property and equipment.....................    (2,000)      (1,987)         (451)
  Purchase of short-term investments........................        --      (16,433)           --
  Proceeds from sale of short term investments..............     8,609           --            --
  Repayment of shareholder notes receivable.................       181           --            --
                                                              --------      -------       -------
        Net cash provided by (used in) investing
        activities..........................................     6,040      (18,780)         (451)
                                                              --------      -------       -------

Cash flows from financing activities:
  Borrowings under short-term credit facilities.............        --        3,600           801
  Repayment of short-term credit facilities.................        --       (4,905)         (494)
  Proceeds from long-term debt..............................        --           --         2,250
  Repayment of long-term debt...............................        --       (2,015)         (235)
  Repayment of notes payable................................    (1,300)          --            --
  Proceeds from issuance of stock, net......................     2,581       37,078         2,793
  Repayment of capital lease obligations....................      (137)        (194)         (238)
                                                              --------      -------       -------
        Net cash provided by financing activities...........     1,144       33,564         4,877
                                                              --------      -------       -------

Net (decrease) increase in cash and cash equivalents........    (9,318)       7,815         1,824
Cash and cash equivalents at beginning of period............    10,315        2,500           676
                                                              --------      -------       -------
Cash and cash equivalents at end of period..................  $    997      $10,315       $ 2,500
                                                              ========      =======       =======
Supplemental cash flow information:

  Cash paid for interest....................................  $     54      $   206       $   248
  Equipment acquired under capital lease obligations........        --          203            --
  Issuance of options and warrants to third parties.........        70        1,213           233
  Common stock issued and options and warrants issued or
    assumed in connection with acquisitions.................       292        5,179            --
  Debt assumed in connection with acquisition of ICAST......        --        1,300            --

  The accompanying notes are an integral part of these consolidated financial statements.

                                 FVC.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:

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

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in entities of which the Company owns between 20% and 50% and entities on which the Company has the ability to exercise significant influence but not control are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

    Minority interest reflects the interest of minority shareholders in the operating results of consolidated subsidiaries.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents and those with maturities greater than three months are considered short-term investments. The Company has classified all short-term investments as available-for-sale. Short-term investments held at December 31, 1999 and 1998 have been presented at cost, which approximates fair value.

INVENTORY

    Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. During the quarter ended December 31, 1999, the Company recorded an inventory related charge of $5.0 million. These charges related to the write down of inventories for certain excess and obsolete products and to record physical inventory adjustments. The charge has been included in cost of revenues.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

                                 FVC.COM, INC.

NOTE 1--THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
When property or equipment is retired or otherwise disposed of, the Company removes the asset and accumulated depreciation from its records and recognizes any related gain or loss in the determination of income.

GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

    Goodwill, representing the excess of purchase price and acquisition costs over the fair value of net assets of businesses acquired, and other purchased intangibles are amortized on a straight-line basis over the estimated economic lives, which range from 4 to 5 years. Amortization expense relating to goodwill and other intangible assets was $601,000 for 1999 and $172,000 for 1998.

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

                                 FVC.COM, INC.

NOTE 1--THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
STOCK-BASED COMPENSATION

    The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations thereof. Options and warrants granted to non-employees are accounted for using the fair value method prescribed by Statement of Financial Accounting Standards No. 123 ("FAS 123)," "Accounting for Stock-Based Compensation." The Company also has adopted the disclosure only provisions of FAS 123.

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

EARNINGS PER SHARE

    Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, such as shares of unvested restricted common stock. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. As a result of the losses incurred by the Company during 1999, 1998 and 1997, all potential common shares were anti-dilutive and excluded from the diluted net loss per share calculations.

    The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Unvested restricted common stock............................      56        492      1,198
Preferred stock.............................................      --         --      8,040
Warrants....................................................     307        290         61
Stock options...............................................   4,729      3,322      2,129

    Unvested restricted common stock represents stock that has been issued but which is subject to repurchase to the extent the holder does not remain associated with the Company until such shares are vested.

CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC DISTRIBUTION OF REVENUES

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The

                                 FVC.COM, INC.

NOTE 1--THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
Company invests its excess cash in a variety of financial instruments such as U.S. government securities, municipal notes and corporate bonds. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer, and restricts the placement of funds to financial institutions evaluated as highly credit-worthy. The Company sells its products to original equipment manufacturers, distributors, value-added resellers and end-user customers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company provides an allowance for uncollectible accounts receivable based upon the expected collectibility of such receivables. For the years ended December 31, 1999, 1998 and 1997, the allowance for doubtful accounts was increased for additions of $1,201,000, $136,000, and $240,000, respectively, and reduced for deductions of $100,000, $183,000, and $25,000, respectively.

    In 1999, 1998 and 1997 revenues from one customer represented 29%, 39% and 64%, respectively, of total revenues, and a second customer represented 10% of total revenues in 1999.

    The following table summarizes the percentage of total revenues by geographic area based on the destination of the related shipments:

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
United States...............................................     86%        79%        80%
Asia........................................................      5          9          8
Europe......................................................      9         12         12
                                                                ---        ---        ---
Total.......................................................    100%       100%       100%
                                                                ===        ===        ===

    At December 31, 1999, outstanding receivables from two customers represented 14% and 13% of accounts receivable. At December 31, 1998, outstanding receivables from two customers represented 29% and 10% of accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, short-term investments and other current assets and liabilities such as accounts receivable, accounts payable and accrued liabilities, as presented in the consolidated financial statements, approximate fair value because of their short maturities. The recorded amount of long-term debt approximates fair value as the actual interest rates approximate current competitive rates.

COMPREHENSIVE INCOME

    Under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), the Company is required to report comprehensive income, which includes the company's net income, as well as changes in equity from other sources. FAS 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements that constitute a full set of financial statements. Prior to 1999, the adoption of this standard had no effect on the Company's consolidated financial statements because none of its transactions to date had resulted in any material items meeting the definition of components of comprehensive income. Accordingly, the Company's reported net loss approximated its comprehensive net loss for 1998 and 1997. The Company's comprehensive net loss for 1999 was $14,349,000.

                                 FVC.COM, INC.

NOTE 1--THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement Number 133," to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. To date, the Company has not engaged in any foreign currency hedging activity and does not expect adoption of this new standard to have a significant impact on the Company.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles ("GAAP") to revenue recognition in financial statements. In March 1999, the SEC issued SAB 101A which deferred the Company's required adoption of SAB 101 until the quarter beginning April 1, 2000. Although the Company believes its revenue recognition policies are in accordance with GAAP, the Company is currently studying SAB 101 and has not determined its impact on the consolidated financial statements.

DEPENDENCE ON SUPPLIERS

    The Company's ability to timely deliver its products is dependent upon the availability of quality components and subsystems used in these products. The Company depends in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. The Company obtains certain components and subsystems from single or a limited number of sources. A significant interruption in the delivery of such items could have a material adverse effect on the Company's consolidated financial condition and results of operations.

NOTE 2--ACQUISITION OF ICAST CORPORATION

    In August 1998, the Company acquired ICAST Corporation, ("ICAST"). Since its inception, ICAST has been developing software designed for Internet and intranet broadcasting of real-time video, audio and data. The Company acquired all of the outstanding stock of ICAST in exchange for 401,389 shares of FVC.COM common stock, a cash payment of $327,000 and the assumption of certain outstanding ICAST stock options and warrants and debt. The transaction was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair

                                 FVC.COM, INC.

NOTE 2--ACQUISITION OF ICAST CORPORATION (CONTINUED) market values at the date of acquisition as determined by an independent appraisal. The acquired in-process research and development represents the estimated fair market value, using a risk-adjusted income approach, of specifically identified technologies which had not reached technological feasibility and had no alternative future uses.

IN-PROCESS RESEARCH AND DEVELOPMENT

    The purchase price, including liabilities assumed of $1.8 million, aggregated approximately $7.6 million, of which $6.2 million was initially allocated to acquired in-process research and development. As a result of views expressed by the SEC as discussed below, the Company subsequently reduced its estimate of the amount allocated to in-process research and development ("IPR&D") by $1.5 million to $4.7 million for the year ended December 31, 1998 and allocated $2.5 million to goodwill and other identified intangibles. As a result of the reduction in the IPR&D charge, amortization of intangibles increased by $116,000 from $56,000 to $172,000 for the year ended December 31, 1998. The basic and diluted net loss per share decreased from $0.82 to $0.69 for the year ended December 31, 1998.

    The amount allocated to IPR&D and intangible assets in the third quarter of 1998 was determined in a manner consistent with widely recognized appraisal practices at the date of acquisition. Subsequent to the acquisition, the SEC expressed views that took issue with certain appraisal practices generally employed by companies in determining the fair value of the in-process research and development that was the basis for the Company's measurement of its in-process research and development charge. The charge of $6.2 million, as first reported by the Company, was based upon the work of an independent valuation firm that had utilized the methodologies the SEC subsequently announced it did not consider appropriate.

    As a result of computing in-process research and development using the current SEC preferred methodology, the Company revised the amount originally allocated to in-process research and development.

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

    Management believes that the restated in-process research and development charge of $4.7 million was valued consistently with the SEC's current views regarding valuation methodologies. There can be no assurances, however, that the SEC will not take issue with any assumptions used in the Company's valuation model and require the Company to further revise the amount allocated to in-process research and development.

                                 FVC.COM, INC.

NOTE 2--ACQUISITION OF ICAST CORPORATION (CONTINUED)
    The following pro forma information reflects the results of operations for the years ended December 31, 1998 and 1997 as if the acquisition of ICAST Corporation had occurred as of the beginning of each of the periods presented, after giving effect to certain pro forma adjustments and excludes the charge relating to IPR&D. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of such periods or what operating results may occur in the future.

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1998           1997
                                                                   --------       --------
                                                                         (UNAUDITED)
                                                                       (IN THOUSANDS,
                                                                   EXCEPT PER SHARE DATA)
Revenues....................................................       $37,495        $18,878
Net loss....................................................       $(5,406)       $(6,722)
Net loss per share..........................................       $ (0.46)       $ (1.97)

NOTE 3--ACQUISITION OF BUSINESSES

    In May 1999, the Company acquired a controlling interest in a United Kingdom based entity which has been a distributor of the Company's products in the United Kingdom and the Middle East. The Company acquired 52% of the outstanding stock of a newly incorporated holding company that owns 100% of the shares of this entity in exchange for a cash payment of $750,000. The transaction was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. Goodwill of $360,000 arising from the acquisition is being amortized over its estimated useful life of five years.

    In December 1999, the Company acquired an entity in The Netherlands that has been a distributor of the Company's products in Germany and Italy. The Company acquired 80% of the outstanding stock it did not already own in exchange for warrants valued at $292,000. The warrants give the holders the right to purchase 61,666 shares of the Company's common stock at a price of $12 per share. The transaction was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. Goodwill of $275,000 arising from the acquisition is being amortized over its estimated useful life of five years.

NOTE 4--INITIAL PUBLIC OFFERING

    In May 1998, the Company completed its initial public offering whereby the Company sold 3,132,000 shares of its common stock to the public at a price of $13 per share. The Company received $36.1 million of cash, net of underwriting discounts, commissions and other offering costs. In addition, each outstanding share of convertible preferred stock was automatically converted into one share of common stock (see Note 10). The Company used $6.9 million of the net proceeds from its initial public offering to repay outstanding indebtedness, including $2.3 million for borrowings under its working capital line of credit and $2.6 million for the outstanding balance of a loan from Hambrecht & Quist Guaranty Finance, LLC (see Note 6).

                                 FVC.COM, INC.

NOTE 5--BALANCE SHEET COMPONENTS

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1999           1998
                                                                   --------       --------
                                                                       (IN THOUSANDS)
Inventory:
  Raw materials.............................................        $2,155         $3,176
  Finished goods............................................         5,949          2,877
                                                                    ------         ------
                                                                    $8,104         $6,053
                                                                    ======         ======
Prepaid expenses and other current assets
  Prepaid expenses..........................................        $  758         $  199
  Other receivables.........................................         2,108          1,042
                                                                    ------         ------
                                                                    $2,866         $1,241
                                                                    ======         ======
Property and equipment:
  Computers and equipment...................................        $4,788         $3,718
  Furniture and fixtures....................................         1,241            496
  Leasehold improvements....................................           346            222
                                                                    ------         ------
                                                                     6,375          4,436
  Less accumulated depreciation and amortization............        (3,495)        (2,036)
                                                                    ------         ------
                                                                    $2,880         $2,400
                                                                    ======         ======

Other assets
  Goodwill and intangible assets............................        $2,459         $2,112
  Other.....................................................         1,003          1,390
                                                                    ------         ------
                                                                    $3,462         $3,502
                                                                    ======         ======

Accrued liabilities:
  Accrued employee compensation.............................        $1,149         $  921
  Other.....................................................         1,974          1,016
                                                                    ------         ------
                                                                    $3,123         $1,937
                                                                    ======         ======

    As of both December 31, 1999 and 1998, property and equipment recorded under capital leases, consisting primarily of computers and equipment, totaled approximately $1,053,000 and $740,000 with related accumulated amortization of approximately $847,000 and $630,000, respectively.

NOTE 6--CREDIT FACILITIES AND NOTES PAYABLE

    The Company has a working capital line of credit agreement with a bank that provides for borrowings of up to $10,000,000. Borrowings under the line of credit are limited to a specified percentage of eligible accounts receivable and inventory, and are secured by substantially all of the assets of the Company. Interest on borrowings is set at the bank's prime rate (8.5% at December 31, 1999). Among other provisions, the Company is required to maintain certain financial covenants and is prohibited from paying dividends. The line of credit agreement expires in June 2000. No borrowings were outstanding under this arrangement at December 31, 1999 and 1998.

                                 FVC.COM, INC.

NOTE 6--CREDIT FACILITIES AND NOTES PAYABLE (CONTINUED)

    In February 1998, the Company entered into a transaction with Hambrecht & Quist Guaranty Finance, LLC ("Guaranty Finance"), whereby Guaranty Finance would loan the Company up to $5 million. Under related agreements which were executed on March 12, 1998 and subsequently amended on April 24, 1998, (i) Guaranty Finance agreed to lend the Company up to $5 million at an interest rate of 12% per annum, $1.1 million of which was loaned to the Company in March 1998 and $1.5 million of which was loaned to the Company in April 1998 (the "Loan") and
(ii) Guaranty Finance purchased from the Company for $1,250 a warrant to purchase 125,000 shares of the Company's common stock at a per share purchase price equal to the initial public offering price of $13.00. The warrant is exercisable through March 1, 2003. The fair value of this warrant was estimated to be approximately $563,000, using the Black-Scholes model, and was expensed as an additional cost of financing in 1998. The Company also paid a $100,000 fee to Guaranty Finance in consideration for entering into the Loan. This financing agreement expired on December 31, 1998.

    In connection with the ICAST acquisition, the Company assumed various notes payable aggregating $1.3 million. The notes bore interest at 6% per annum and were repaid in the first quarter of 1999.

NOTE 7--LONG-TERM DEBT

    Long-term debt comprises:

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1999           1998
                                                                   --------       --------
                                                                       (IN THOUSANDS)
Capitalized lease obligations...............................        $ 228          $ 365
Less current portion........................................         (143)          (137)
                                                                    -----          -----
                                                                    $  85          $ 228
                                                                    =====          =====

    In 1997, the Company entered into subordinated debt agreements pursuant to which the Company borrowed $2,250,000. The debt was secured by certain assets of the Company. The Company used part of the net proceeds from its initial public offering to repay this 12% subordinated debt.

NOTE 8--INCOME TAXES

    No provision or benefit for income taxes has been recognized for any of the periods presented as the Company has incurred net operating losses for income tax purposes and had no carryback potential.

                                 FVC.COM, INC.

NOTE 8--INCOME TAXES (CONTINUED)
    Deferred tax assets consist of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Net operating loss carryforwards............................  $  8,013   $ 4,394
Tax credits.................................................     2,507     1,072
Accruals and reserves.......................................     4,251     2,652
                                                              --------   -------
Total deferred tax assets...................................    14,771     8,118
Less valuation allowance....................................   (14,771)   (8,118)
                                                              --------   -------
Net deferred tax assets.....................................  $     --   $    --
                                                              ========   =======

    Based on a number of factors, including the lack of a history of profits and the fact that the Company competes in a developing market that is characterized by rapidly changing technology, management believes that the weight of available evidence indicates that it is more likely than not that the company will not be able to realize its deferred tax assets and thus a full valuation allowance has been provided at December 31, 1999 and 1998.

    At December 31, 1999, the Company had net operating loss carryforwards of approximately $21.0 million and $5.0 million for federal and state jurisdictions, respectively, available to reduce future taxable income. Approximately $1.8 million of the federal net operating loss carryforwards resulted from the Company's acquisition of ICAST Corporation. The federal net operating loss carryforwards expire from 2013 through 2019 and the state net operating loss carryforwards expire from 2001 to 2014.

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

NOTE 9--COMMITMENTS

LEASES

    The Company leases its facility under noncancelable operating lease agreements that expire in 2005. In addition, the Company leases certain equipment under long-term lease agreements that are classified as capital leases. These capital leases terminate at various dates through 2002. Future minimum lease

                                 FVC.COM, INC.

NOTE 9--COMMITMENTS (CONTINUED)
payments under all noncancelable operating and capital leases as of December 31, 1999 are as follows (in thousands):

                                                              OPERATING   CAPITAL
                                                               LEASES      LEASES
                                                              ---------   --------
Year ending December 31,
    2000....................................................   $ 1,328     $ 152
    2001....................................................     1,451        83
    2002....................................................     1,498         9
    2003....................................................     1,518        --
    2004....................................................     1,545        --
    Thereafter..............................................     7,502        --
                                                               -------     -----
    Total minimum lease payments............................   $14,482       244
    Less amount representing interest.......................        --       (15)
                                                               =======     =====
    Present value of capital lease obligations..............                 229
    Less current portion....................................                (143)
                                                                           -----
Lease obligations, long-term................................               $  86
                                                                           =====

    Rent expense for the years ended December 31, 1999, 1998 and 1997, was approximately $1,103,000, $583,000 and 266,000, respectively.

NOTE 10--CONVERTIBLE PREFERRED STOCK

    At December 31, 1999, the Company had authorized 5,000,000 shares of undesignated convertible preferred stock. Prior to completion of the Company's initial public offering, the Company had authorized 10,000,000 shares of preferred stock, of which 4,000,000 shares had been designated Series A convertible preferred stock ("Series A"), 2,200,000 shares had been designated Series B convertible preferred stock ("Series B"), 1,375,000 shares had been designated Series C convertible preferred stock ("Series C") and 687,500 shares had been designated Series D convertible preferred stock ("Series D") (collectively "Preferred Shares"). Holders of the Preferred Shares were entitled to receive noncumulative, preferential dividends of $0.05, $0.15, $0.40 and $0.80, respectively, per annum, when and if declared by the Board of Directors. No such dividends were declared. Each Preferred Share was converted into one share of common stock upon completion of the Company's initial public offering in May 1998.

SERIES D PREFERRED STOCK WARRANTS

    In 1997, the Company issued warrants to purchase 60,936 shares of its Series D preferred stock at $8.00 per share in conjunction with certain financing arrangements. The warrants were exercisable immediately and were to expire at various times from 3 to 4.3 years following the closing of the Company's initial public offering. Upon closing of the offering in May 1998, the warrants converted to warrants to purchase the same number of shares of the Company's common stock at an exercise price of $8.00 per share. As of December 31, 1999 and 1998, no warrants had been exercised. The aggregate value of these warrants was estimated by the Company, using the Black-Scholes model, at approximately $233,000 and was expensed as an additional cost of financing over the term of the related outstanding borrowings.

                                 FVC.COM, INC.

NOTE 11--STOCK PLANS

1997 EQUITY INCENTIVE PLAN

    In October 1997, the Board of Directors and stockholders approved the consolidation and restatement of the Company's 1993 Employee, Consultant and Director Stock Purchase Plan (the "1993 Plan") and the 1996 Stock Option Plans (the "1996 Plans") into the 1997 Equity Incentive Plan (the "1997 Plan") which became effective upon the closing of the Company's initial public offering. The 1997 Plan is intended to serve as the successor equity incentive program to the 1993 Plan and the 1996 Plans (the "Predecessor Plans"). Outstanding options and stock purchase awards under the Predecessor Plans were incorporated into the 1997 Plan upon effectiveness of the initial public offering. The incorporated options and stock purchase awards will continue to be governed by their existing terms which are essentially the same as similar awards granted under the 1997 Plan described below. Under the 1997 Plan, as amended, an aggregate of 5,125,000 shares (500,000 of which were approved by the Board of Directors in January 2000 and are subject to stockholder approval) of common stock may be issued pursuant to stock awards.

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

    Restricted stock purchase awards under the 1997 Plan are to be issued at a price not less than 85% of the fair market value of the stock on the date of grant. Restricted stock purchase awards may be accompanied by a repurchase option in favor of the Company in accordance with a vesting schedule and at a price determined by the Board of Directors. Shares subject to stock awards that have expired or otherwise terminated shall again become available for the grant of awards under the 1997 Plan, including shares subject to currently outstanding options and restricted stock issued under the 1993 Plan and the 1996 Plans. As of December 31, 1999 and 1998, a total of 148,824 and 492,144, respectively, of unvested shares of common stock were subject to repurchase by the Company at a repurchase price equal to the original issuance price of such shares.

1999 EQUITY INCENTIVE PLAN

    In April 1999, the Board of Directors and stockholders approved the 1999 Equity Incentive Plan (the "1999 Plan"). Under the 1999 Plan, an aggregate of 1,000,000 shares of common stock may be issued pursuant to stock awards. In January 2000, the Board of Directors authorized a 1,000,000 share increase in the number of shares available for issuance under the 1999 Plan.

    The 1999 Plan provides for the grant of nonqualified stock options, stock purchase awards and stock bonuses to selected employees and consultants. Options granted under the 1999 Plan are for periods not to exceed ten years, and must be issued at prices not less than 85% of the fair market value of the stock on the date of grant. Options granted under the 1999 Plan are exercisable at such time and under such conditions as determined by the Board of Directors, and generally vest over four years.

    Restricted stock purchase awards under the 1999 Plan are to be issued at a price determined by the Board of Directors. Restricted stock purchase awards may be accompanied by a repurchase option in favor

                                 FVC.COM, INC.

NOTE 11--STOCK PLANS (CONTINUED)
of the Company in accordance with a vesting schedule and at a price determined by the Board of Directors. Shares subject to stock awards that have expired or otherwise terminated shall again become available for the grant of awards under the 1999 Plan. As of December 31, 1999, no unvested shares of common stock were subject to repurchase by the Company under the Plan.

1997 NON-EMPLOYEE DIRECTOR'S STOCK OPTION PLAN

    In September 1997, the Company's Board of Directors approved the 1997 Non-Employee Director's Stock Option Plan (the "Directors' Plan") and reserved 350,000 shares (100,000 of which were approved by Board of Directors in January 2000 and are subject to stockholder approval) of the Company's common stock for issuance thereunder.

    The Directors' Plan provides for the grant of options to purchase 30,000 shares of common stock to each director upon initial election to the Board of Directors and subsequent automatic grants of options to purchase 10,000 shares of common stock on each anniversary of a previous grant.

    A summary of option activity under the 1999 Plan, the 1997 Plan and the Directors' Plan follows:

                                                                         WEIGHTED
                                                        SHARES SUBJECT   AVERAGE
                                                          TO OPTIONS     EXERCISE
                                                         OUTSTANDING      PRICE
                                                        --------------   --------
                                                         IN THOUSANDS
Balance at December 31, 1996..........................         928        $ 2.60
Granted...............................................       1,285          7.79
Exercised.............................................         (33)         2.73
Cancelled.............................................         (51)         4.00
                                                            ------
Balance at December 31, 1997..........................       2,129          5.71
Granted...............................................       2,449         11.03
Exercised.............................................        (194)         4.20
Cancelled.............................................      (1,062)        10.12
                                                            ------
Balance at December 31, 1998..........................       3,322          8.30
Granted...............................................       2,666         10.74
Exercised.............................................        (409)         5.63
Cancelled.............................................        (850)         9.95
                                                            ------
Balance at December 31, 1999..........................       4,729          9.61
                                                            ======

    With respect to certain options and restricted stock granted in 1996 and 1997, the Company is recognizing a compensation charge of approximately $2.1 million. Further, in early February 1998, after considering various factors including the input provided by the Company's investment bankers, the Board of Directors of the Company approved a plan under which 499,500 options previously granted at prices of $10.20 and $11.00 to employees (excluding officers) were exchanged for options at $8.50 per share, which the Board concluded was the fair value of the Company's common stock at that time. The Company is recognizing a compensation charge of approximately $1.3 million with respect to the 499,500 repriced stock options and 278,000 additional stock options granted in early February 1998 at $8.50 per share, computed based on a deemed value of $10.20 per share of common stock. The charges referred to above are being amortized over the vesting period of the awards, which is generally five years. The Company recognized

                                 FVC.COM, INC.

NOTE 11--STOCK PLANS (CONTINUED)
$493,000, $1,250,000, and $1,137,000 of said charges as compensation expense during the years ended December 31, 1999, 1998 and 1997 respectively. The future compensation charges are subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period and aggregated approximately $370,000 at December 31, 1999.

    Significant option groups outstanding at December 31, 1999 and related weighted average exercise price and contractual life information are as follows:

                                                  OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                           ---------------------------------   ---------------------------------
                                           WEIGHTED AVERAGE      WEIGHTED                           WEIGHTED
                              NUMBER          REMAINING          AVERAGE           NUMBER       AVERAGE EXERCISE
        RANGE OF           OUTSTANDING     CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISABLE          PRICE
     EXERCISE PRICES      (IN THOUSANDS)      (IN YEARS)       (PER SHARE)     (IN THOUSANDS)     (PER SHARE)
  ---------------------   --------------   ----------------   --------------   --------------   ----------------
  $0.34-$2.75                   593              4.06             $ 2.63             430             $ 2.65
  $3.40-$5.25                   477              8.60               4.66             127               4.30
  $5.63-$7.31                   671              9.48               6.37              52               6.01
  $8.25-$10.00                  755              8.37               9.22             238               9.07
  $10.20-$12.75                 813              8.52              11.70             232              11.26
  $13.44-$13.88                 533              9.09              13.66             114              13.86
  $14.00-$15.13                 182              9.72              14.88              --                 --
  $15.25-$16.75                 705              9.01              15.47             139              15.47
                              -----              ----             ------           -----             ------
  $0.34-$16.75                4,729              8.27             $ 9.61           1,332             $ 7.88
                              =====              ====             ======           =====             ======

PRO FORMA DISCLOSURES

    Had compensation cost for the Company's stock option plans been determined based on the value of such options at the grant dates as prescribed by FAS 123, the Company's pro forma net loss and net loss per share would have been:

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
As reported:
  Net loss..................................................  $(14,328)   $ (8,016)    $(4,328)
  Net loss per share (basic and diluted)....................  $  (0.87)   $  (0.69)    $ (1.44)

Pro forma:
  Net loss..................................................  $(22,385)   $(10,247)    $(4,912)
  Net loss per share (basic and diluted)....................  $  (1.36)   $  (0.89)    $ (1.63)

    The weighted-average estimated grant-date fair value of options granted under the Company's various stock option plans during 1999, 1998 and 1997 was $7.50, $4.03 and $1.56, respectively. For the years ended December 31, 1999 and 1998, the fair value of each option on the date of grant was determined using the Black-Scholes model with the following assumptions: no annual dividend yield for either period; expected volatility of 70% and 50%, respectively; risk-free annual interest rates of 5% and 4.17% to 5.57%,

                                 FVC.COM, INC.

NOTE 11--STOCK PLANS (CONTINUED)
respectively; and an expected option term of 4 and 2.98 years, respectively. For the year ended December 31, 1997, the value of each option was estimated on the date of grant using the minimum-value method with the following assumptions: no annual dividend yield; risk-free annual interest rates of 5.84% to 6.61%; and an expected option term of five years.

1997 EMPLOYEE STOCK PURCHASE PLAN

    The Company's 1997 Stock Purchase Plan (the "Purchase Plan") was approved by the Board of Directors and stockholders in October 1997 and became effective upon the closing of the initial public offering. Under the Purchase Plan a total of 350,000 shares of common stock have been reserved for issuance to participating employees who meet eligibility requirements.

    The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's base compensation, including commissions, bonuses and overtime, at a price equal to 85% of the fair value of the common stock at the beginning of each offering period or the end of the purchase period, whichever is lower. The initial purchase period commenced on April 29, 1998. As of December 31, 1998 no shares had been issued under the Purchase Plan. During 1999, the Company issued 59,601 shares of common stock under the Purchase Plan for aggregate proceeds of approximately $400,000. Compensation cost (included in pro forma net loss and net loss per share amounts only) for the years ended December 31, 1999 and 1998, for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the Purchase Plan was calculated using the Black-Scholes model with the following assumptions: no annual dividend yield for either year; expected volatility of 70% and 50%, respectively; risk-free annual interest rates of 5% and 5.38%, respectively; and expected terms of 1 and 0.67 years, respectively. The pro forma SFAS 123 disclosures include compensation expense for purchase rights granted during 1998 and 1999. The weighted average estimated grant date fair value for purchase rights granted under the Purchase Plan during 1999 and 1998 was $4.48 and $4.26, respectively.

NOTE 12--RELATED PARTY TRANSACTIONS

    During the period from January 1994 through October 1996, the Company made full recourse loans to certain executives and employees pursuant to the Company's 1993 Plan. The loans bear interest at rates ranging from 4.92% to 7.96% per annum and interest on the notes accrues monthly. The loans are due on the earlier of various dates through 2001 or termination of employment.

NOTE 13--LITIGATION

    Beginning in April 1999, several purported class action suits were filed in the U.S. District Court for the Northern District of California (the "Court") alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company's reporting of its financial results for the period ended December 31, 1998.

    In July 1999, the Court entered orders consolidating all existing class actions into a single action and appointing a lead plaintiff and lead plaintiff's co-counsel. A consolidated amended complaint was filed in September 1999 and the Company and the individual defendants filed a motion to dismiss the complaint on October 8, 1999.

    On February 14, 2000, the Court granted the Company's motion to dismiss the lawsuit without leave to amend.