Form 10-K405/A
period 1999-12-31
FVC COM INC
filed 2000-04-05
CIK 920317

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE


    This Amendment No. 1 to the Annual Report on Form 10-K for FVC.COM, Inc. (the "Company") for the fiscal year ended December 31, 1999 is being filed to amend Item 3 by adding an update for a recently filed appeal and Item 14(a)(3) by replacing Exhibits 3.3, 10.4 and 10.10.

                                    PART II


ITEM 3. LEGAL PROCEEDINGS.


    On or about April 9, 1999, several purported class action suits were filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company's reporting of its financial results for the period ended December 31, 1998. These actions were dismissed by the court without leave to amend on February 14, 2000. The plaintiffs filed a notice of appeal with the Ninth U.S. Circuit Court of Appeals on March 29, 2000.


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

        3.3             Amended Bylaws of the Registrant***

        4.1             Specimen Common Stock Certificate (3)

       10.1*            1997 Equity Incentive Plan (2)

       10.2*            Form of Incentive Stock Option Grant (2)

       10.3*            Form of Nonstatutory Stock Option Grant (2)

       10.4*            1997 Employee Stock Purchase Plan***

       10.5*            Form of 1997 Employee Stock Purchase Plan Offering (2)

       10.6*            1997 Non-Employee Directors' Stock Option Plan (2)

       10.7*            Form of Nonstatutory Stock Option Grant (5)

       10.8*            Executive Officers' Change of Control Plan (5)

       10.9*            Non-Employee Directors' Change of Control Plan (5)

       10.10*           1999 Equity Incentive Plan***

       10.11*           Form of Nonstatutory Stock Option Grant**

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

       10.15            Amendment No. 1 to the Lease Agreement, dated November 7,
                        1997 (2) (exhibit10.9(i))

       10.16            Amendment No. 4 to the Lease Agreement, dated February 4,
                        1999 (5)

       10.17            Loan and Security Agreement between the Registrant and
                        Silicon Valley Bank ("SVB"), dated July 3, 1996 (2) (exhibit
                        10.10)

       10.18            Amendment to Loan and Security Agreement between the
                        Registrant and SVB, dated June 10, 1998 (3)
                        (exhibit10.10(i))

       10.19            Loan Modification Agreement between the Registrant and SVB, dated as of March 10, 2000**

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

       10.30 Lease Agreement between the Registrant and John Arrillaga, or his successor Trustee, UTA 7/20/77, dated November 7,
                        1997 (2) (exhibit 10.22)

       10.31            Letter Agreement between IBM Corporation and the Registrant, dated February 8, 1998 (2) (exhibit 10.23)

       10.37            Employment Agreement, dated as of December 14, 1998, by and between the Registrant and Richard M. Beyer (5)

       10.38            Amended and Restated Promissory Note, dated December 16,
                        1998, issued in favor of the Registrant by Allwyn Sequeira
                        (5)

       11.1             Statement of Computation of Earnings (Loss) Per Share (4)

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------                     -----------------------
       23.1             Consent of PricewaterhouseCoopers LLP**

       24.1             Power of Attorney (included on signature page)**

       27.1             Financial Data Schedule**


------------------------

NOTES TO EXHIBITS

 *  Management contract or compensatory plan or arrangement.


 ** Previously filed as part of the Registrant's initial Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.



 *** Filed herewith.


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

(B) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 4(th) day of April 2000.


                                                       FVC.COM, INC.,

                                                       By:             /s/ RICHARD M. BEYER
                                                            -----------------------------------------
                                                                         Richard M. Beyer
                                                              CHIEF EXECUTIVE OFFICER AND PRESIDENT


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
            /s/ RICHARD M. BEYER               Chief Executive Officer, President &
    ------------------------------------         Director (Principal Executive        April 4, 2000
              Richard M. Beyer                   Officer)

              /s/ TRUMAN COLE*                 Vice President and Chief Financial
    ------------------------------------         Officer (Principal Financial and     April 4, 2000
                 Truman Cole                     Accounting Officer)

            /s/ RALPH UNGERMANN*
    ------------------------------------       Chairman of the Board of Directors     April 4, 2000
               Ralph Ungermann

            /s/ NEAL M. DOUGLAS*
    ------------------------------------       Director                               April 4, 2000
               Neal M. Douglas

            /s/ DAVID A. NORMAN*
    ------------------------------------       Director                               April 4, 2000
               David A. Norman

             /s/ ROBERT WILMOT*
    ------------------------------------       Director                               April 4, 2000
                Robert Wilmot

           /s/ PIER CARLO FALOTTI*
    ------------------------------------       Director                               April 4, 2000
             Pier Carlo Falotti



*By:                  /s/ RICHARD M. BEYER
             --------------------------------------
                        Richard M. Beyer
                        ATTORNEY-IN-FACT