Form 10-Q
period 2000-03-31
FVC COM INC
filed 2000-05-15
CIK 920317

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-23305

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Common Stock, $0.001 par value                              17,204,238
-----------------------------------------         -----------------------------------------
                 (Class)                               Outstanding as of March 31, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 FVC.COM, INC.
                                   FORM 10-Q
                                     INDEX

                                                                          PAGE
                                                                        --------
PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 2000 and
          December 31, 1999...........................................      1

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2000 and 1999..................      2

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2000 and 1999..................      3

          Notes to Condensed Consolidated Financial Statements........      4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      6

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     11

Item 6.   Exhibits and Reports on Form 8-K............................     11

SIGNATURES............................................................     12

EXHIBIT INDEX.........................................................     13

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 FVC.COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,552      $    997
  Short-term investments....................................     6,062         7,824
  Accounts receivable, net of allowance of $1,070 and
    $1,269..................................................    11,216        14,066
  Inventory.................................................     7,039         8,104
  Prepaid expenses and other current assets.................     2,331         2,866
                                                              --------      --------
    Total current assets....................................    29,200        33,857
Property and equipment, net.................................     2,672         2,880
Other assets................................................     3,249         3,462
                                                              --------      --------
                                                              $ 35,121      $ 40,199
                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $    135      $    143
  Accounts payable..........................................     4,640         6,968
  Accrued liabilities.......................................     3,467         3,123
  Deferred revenue..........................................       743         1,745
                                                              --------      --------
    Total current liabilities...............................     8,985        11,979
Long-term debt, net of current portion......................        74            85
Minority interest in consolidated subsidiary................       398           323
Stockholders' equity:
  Convertible Preferred Stock, $.001 par value; 5,000,000
    shares authorized; no shares issued or outstanding......        --            --
  Common Stock, $.001 par value; 35,000,000 shares
    authorized; 17,204,238 and 16,832,522 shares issued and
    outstanding, respectively...............................        17            17
  Additional paid-in capital................................    66,655        65,015
  Notes receivable from stockholders........................      (130)         (321)
  Accumulated other comprehensive loss......................       (26)          (21)
  Accumulated deficit.......................................   (40,852)      (36,878)
                                                              --------      --------
    Total stockholders' equity..............................    25,664        27,812
                                                              --------      --------
                                                              $ 35,121      $ 40,199
                                                              ========      ========

     See accompanying notes to condensed consolidated financial statements.

                                 FVC.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues....................................................  $10,083    $ 8,380
Cost of revenues............................................    5,550      4,726
                                                              -------    -------
  Gross profit..............................................    4,533      3,654
                                                              -------    -------

Operating expenses:
  Research and development..................................    2,681      2,405
  Selling, general and administrative.......................    5,844      4,713
                                                              -------    -------
    Total operating expenses................................    8,525      7,118
                                                              -------    -------
Loss from operations........................................   (3,992)    (3,464)
Other income, net...........................................       93        226
Minority interest in consolidated subsidiary................      (75)        --
                                                              -------    -------
Net loss....................................................  $(3,974)   $(3,238)
                                                              =======    =======
Basic and diluted net loss per share........................  $ (0.23)   $ (0.20)
                                                              =======    =======
Shares used to compute net loss per share:
  Basic and diluted.........................................   16,970     16,047
                                                              =======    =======

     See accompanying notes to condensed consolidated financial statements.

                                 FVC.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss..................................................  $(3,974)   $(3,238)

  Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization...........................      526        487

    Non-cash stock compensation.............................       84        198

    Other...................................................       75         41

  Changes in assets and liabilities:

    Accounts receivable.....................................    2,850        774

    Inventory...............................................    1,065     (3,205)

    Prepaid expenses and other assets.......................      575       (205)

    Accounts payable........................................   (2,328)      (118)

    Accrued liabilities.....................................      344       (149)

    Deferred revenue........................................   (1,002)      (363)
                                                              -------    -------

      Net cash used in operating activities.................   (1,785)    (5,778)
                                                              -------    -------

Cash flows from investing activities:

  Acquisition of property and equipment.....................     (146)      (417)

  Proceeds from sale of short-term investments..............    1,762        930

  Proceeds from repayment of stockholder notes..............      183         74
                                                              -------    -------

      Net cash provided by investing activities.............    1,799        587
                                                              -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of notes payable, net...........................       --     (1,300)

  Proceeds from issuance of common stock, net...............    1,560      1,183

  Repayment of capital lease obligations....................      (19)       (41)
                                                              -------    -------

      Net cash provided by (used in) financing activities...    1,541       (158)
                                                              -------    -------

Net increase (decrease) in cash and cash equivalents........    1,555     (5,349)

Cash and cash equivalents at beginning of period............      997     10,315
                                                              -------    -------

Cash and cash equivalents at end of period..................  $ 2,552    $ 4,966
                                                              =======    =======

     See accompanying notes to condensed consolidated financial statements.

                                 FVC.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The unaudited condensed financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. INVENTORY

    Inventories as of March 31, 2000 and December 31, 1999 were (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Raw materials...............................................   $1,799        $2,155
Finished goods..............................................    5,240         5,949
                                                               ------        ------
    Total inventory.........................................   $7,039        $8,104
                                                               ======        ======

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

    As a result of the losses incurred by the Company for the three months ended March 31, 2000, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods.

    The following table summarizes securities outstanding which were not included in the calculations of diluted loss per share for the three months ended March 31, 2000 and 1999 since their inclusion would be anti-dilutive (in thousands):

                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Unvested restricted stock...................................      49        420
Common stock options........................................   4,985      4,021
Common stock warrants.......................................     166        248

    Unvested restricted common stock represents stock that has been issued but which is subject to repurchase to the extent the holder does not remain associated with the Company until such shares are vested. The common stock warrants outstanding at March 31, 2000 are exercisable at prices ranging from $8.00 to $12.00 per share and expire at various times from May 2001 to February 2003. The stock options outstanding at March 31, 2000 had a weighted average exercise price per share of $9.66 and expire beginning in April 2000 through November 2009.

4. COMPREHENSIVE LOSS

    The Company's comprehensive loss for the three months ended March 31, 2000 was $3,979,000. The 1999 net loss presented in the statements of operations also represents the comprehensive loss for the three months ended March 31, 1999.

5. NEW ACCOUNTING PRONOUNCEMENTS

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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles ("GAAP") to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A that deferred the Company's required adoption of SAB 101 until the quarter beginning April 1, 2000. The Company believes its revenue recognition policies are in accordance with GAAP and does not believe that adoption of SAB 101 will have a material impact on the consolidated financial statements.

6. LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of FVC.COM, Inc. (the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

    In addition to the historical information contained in this Item, this Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the Company's limited operating history and variability of operating results, market acceptance of video technology, including the Company's new broadband video services business, dependence on ATM and other technologies, the Company's potential inability to maintain business relationships with resellers and suppliers, competition in the video networking industry, the importance of attracting and retaining personnel, management of the Company's growth, consolidation and cost pressures in the video networking industry, dependence on key employees, and other risk factors referenced in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999. The Company assumes no obligation to update any forward-looking statements contained herein.

OVERVIEW

    Founded in 1993, FVC.COM, Inc., a Delaware corporation ("FVC" or the "Company"), provides equipment and services to deliver video applications over broadband communications networks. The Company combines its expertise in networking systems and real-time video technology to deliver end-to-end video communications solutions for a wide range of enterprise video applications, including video calls, video conferences, video broadcast, video on demand over converged multi-service networks. The Company's strategy is to become the leading provider of high quality, cost-effective, video networking solutions in broadband Internet and intranet environments for telecommunications carriers and enterprise customers. With over six years of pioneering work in broadband video, FVC is a leading provider of video networking hardware, software and services.

    Historically, the Company has focused on providing video-networking systems to the government, education and healthcare markets, both through direct and indirect sales. FVC's original equipment manufacturer ("OEM"), distribution and system integration partners include Ameritech (a subsidiary of SBC Communications Inc.), Bell Atlantic Corporation ("Bell Atlantic"), British Telecommunications plc ("British Telecom" or "BT"), Cisco Systems, Inc. ("Cisco"), Electronic Data Systems Corporation ("EDS"), France Telecom S.A. ("France Telecom"), Ingram Micro, Inc. ("Ingram Micro"), International Business Machines Corporation ("IBM"), Nortel Networks Corporation ("Nortel"), Qwest Communications International, Inc. ("Qwest"), and Telstra Corporation Limited ("Telstra").

    The Company is leveraging its leadership position in video networking to capitalize on the rapidly emerging opportunity to provide broadband video services to the service provider market. The Company intends to address this opportunity both by providing a full range of video network systems solutions and through its recently introduced broadband video services offering. To date, network systems sales announcements by the Company with telecommunications carriers include expanded customer relationships with Bell Atlantic and British Telecom, both of which are deploying broadband video services using FVC's products and solutions. The Company's broadband video services enable telecommunications carriers to deliver a comprehensive set of video applications over the carrier's existing broadband networks into conference rooms, as well as to the users' desktops. These services are delivered through the

Company's Video Operations Center ("VOC"), which is located in Santa Clara, California. The Company's web-based Video Portal serves as the user interface and is designed for the end-user's ease-of-use.

    The Company markets its products to enterprise customers (business customers, government users, education and healthcare providers) and to service providers (telecommunications carriers, regional Bell operating companies, competitive local exchange carriers and Internet service providers) through its internal sales force and indirect sales channels. In the quarter ended
March 31, 2000, approximately 77% of the Company's revenues were from enterprise customers and 23% from service providers. In the first quarter of 1999, revenue from enterprise customer and service providers represented 93% and 7%, respectively, of total sales. Sales through Nortel represented approximately 24% of the Company's revenues for the three months ended March 31, 2000, and 29% and 42% of the Company's revenues for the years ended December 31, 1999 and 1998, respectively.

    The Company maintains a network of distributors in Europe and Asia licensed to sell its products under the FVC.COM name. Approximately 29% and 18% of the Company's revenues were generated from customers outside of North America during the three months ended March 31, 2000 and 1999, respectively. The Company expects that direct sales from shipments to customers outside of North America will continue to represent a significant portion of its future revenues. In addition, the Company believes that a small portion of its sales through Nortel Networks and other distribution partners is sold to international end-users.

    In September 1999, the Company announced its intention to offer broadband video services to service providers. In February 2000, the Company introduced Click to Meet-TM-, a software product for use in conjunction with FVC's video services offering. Revenues from broadband video services are not expected to be significant until 2001.

    Revenues from the Company's international operations are subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic restraints, and currency risk, among others.

    Revenues are recognized upon shipment of product to customers, provided no significant obligations remain, collectibility is probable and returns are estimable. Revenues from sales to certain of the Company's resellers are subject to agreements allowing rights of return. In such cases, the Company provides reserves for estimated future returns upon revenue recognition. Such reserves are estimated based upon historical rates of returns and allowances, reseller inventory levels, the Company's estimates of sell through by resellers and other related factors. Actual results could differ from these estimates. In the event of the inability to estimate returns from any reseller, the Company defers revenue recognition until the reseller has sold through the products or return rights have lapsed.

    Advance payments received from customers and gross margin deferred with respect to sales to resellers wherein the Company does not have the ability to estimate returns are recorded as deferred revenue. At March 31, 2000, deferred revenue was $743,000. Although Nortel previously held material amounts of the Company's products as inventory, it has now adopted a "drop ship" model, pursuant to which Nortel has indicated it does not intend to hold for resale inventory of the Company's products.

    The Company has experienced, and is likely to experience in the future, fluctuations in revenues, gross margins and operating results. Various factors contribute to the fluctuations in revenues, gross margins and operating results, including the Company's success in developing its video services business and in developing, introducing and shipping new products and product enhancements, the Company's success in accurately forecasting demand for new orders (which may have short lead-times before required shipment), product mix, percentage of revenues derived from OEMs versus distributors or resellers, new product introductions and price reductions by its competitors, the efforts of OEMs, distributors, resellers, and other third parties on behalf of the Company, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development and selling, general and administrative expenditures, and general economic conditions. Further, a significant portion of the Company's expenses is fixed. The Company expects that operating expenses will increase in the future to fund expanded operations, including the launch and expansion of the Company's broadband video services to telecommunications carriers. To the extent these increased expenses are not accompanied by an increase in revenues or gross margin, as is expected to be the case as the Company expands its broadband video services business, the Company's business, financial condition and results of operations would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter, the Company's results of operations will be below the expectations of public market analysts and investors.

    The Company out-sources certain functions to independent service providers. The Company's products are primarily manufactured by Saturn Electronics and Engineering, Inc. and by Celestica Corporation. Through March 31, 2000, certain accounting and data processing functions were performed by Qwest Cyber Solutions, a joint venture between KPMG LLP and Qwest. Effective April 1, 2000, the Company terminated this outsourcing relationship.

RESULTS OF OPERATIONS

    The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                             -----------------------
                                                               2000           1999
                                                             --------       --------
Revenues...................................................   100.0%         100.0%
Cost of revenues...........................................    55.0           56.4
                                                              -----          -----
  Gross profit.............................................    45.0           43.6
                                                              -----          -----
Operating expenses:
  Research and development.................................    26.6           28.7
  Selling, general and administrative......................    58.0           56.2
                                                              -----          -----
Total operating expenses(1)................................    84.5           84.9
                                                              -----          -----
Loss from operations.......................................   (39.6)         (41.3)
                                                              -----          -----
Other income (expense), net................................     0.9            2.7
Minority interest in consolidated subsidiary...............    (0.7)            --
                                                              -----          -----
Net loss...................................................   (39.4)%        (38.6)%
                                                              =====          =====

------------------------

(1) Operating expenses include non-cash stock compensation charges of $84,000 (0.8% of total revenues) and $198,000 (2.4% of total revenues) for the three months ended March 31, 2000 and 1999, respectively.

    REVENUES. Revenues increased 20.3% to $10.1 million for the three months ended March 31, 2000, compared to $8.4 million for the three months ended
March 31, 1999. The increase in revenues was primarily due to increased sales of video systems to service providers. Revenue from Nortel represented 24% of total revenues in the three months ended March 31, 2000, compared to 26% in the first three months of 1999.

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

    Gross profit increased to $4.5 million for the three months ended March 31, 2000, from $3.7 million for the comparable period in 1999. The increase in gross profit was primarily due to the increased revenues. Gross margin (gross profit as a percentage of revenues) increased to 45.0% for the three months ended
March 31, 2000, from 43.6% for the three months ended March 31, 1999. The increase in gross margin was primarily the result of changes in product cost and product mix, including the increased portion of shipments to service providers that result in a relatively higher gross margin than shipments made to resellers and integrators.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, costs of contracts and outside consultants, supplies and material expenses, equipment depreciation and overhead costs. Research and development costs increased slightly to $2.7 million for the three months ended March 31, 2000, from $2.4 million for the three months ended
March 31, 1999. This increase in dollars was primarily attributable to increases in engineering staff to support new product development, including activities associated with the Company's Click to Meet-TM- video services product introduced during the period ended March 31, 2000. As a percentage of total revenues, research and development expenses decreased to 26.6% for the three months ended March 31, 2000, from 28.7% in the comparable period of 1999. The decline in the percentage of revenues was the result of increased revenues. The Company believes that research and development expenses will continue to increase in absolute dollars for the foreseeable future, including increases associated with product development for the Company's broadband video services business. However, such expenses will fluctuate depending on various factors, including the status of development projects.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. Such expenses also include costs of outside contractors, advertising trade shows, other marketing and promotional expenses, and goodwill amortization. Selling, general and administrative expenses increased to $5.8 million for the three months ended March 31, 2000, from $4.7 million for the three months ended March 31, 1999. As a percentage of total revenues, selling, general and administrative expenses increased to 58.0% for the three months ended March 31, 2000, from 56.2% for the three months ended March 31, 1999. The increase in dollars and the increase as a percentage of revenues were primarily due to increased staffing in sales, marketing, customer service and administrative functions, including the costs to establish an internal accounting function and expansion in international markets. The Company anticipates that selling, general and administrative expenses will continue to increase in absolute dollars in the foreseeable future as the Company expands its selling and marketing efforts.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to the Company's credit facilities and long-term debt. Net other income totaled $93,000 for the three months ended March 31, 2000, compared to net other income of $226,000 for the three months ended March 31, 1999. The decrease was primarily the result of a lower combined balance of cash and cash equivalents and short-term investments, which generated less interest income.

    MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY. Minority interest reflects the interest of minority stockholders in the operating results of the Company's consolidated subsidiary in the United Kingdom. The Company acquired a controlling interest in this entity in May 1999. During the three months ended March 31, 2000, the Company recorded a profit in this subsidiary, a portion of which is attributable to minority stockholders.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations primarily through private and public placements of equity securities and to a lesser extent through certain credit facilities and long-term debt. As of March 31, 2000, the Company had cash and cash equivalents and short-term investments of $8.6 million and working capital of $20.2 million.

    During the three months ended March 31, 2000, the Company used $1.8 million in operating activities. This was comprised of the loss of $4.0 million and a reduction in accounts payable of $2.3 million, and deferred revenue
($1.0 million), partially offset by reductions in accounts receivable
($2.9 million), inventory ($1.0 million), and changes in other asset and liability accounts. The reduction in receivables was due to good collection activity and reduced revenues compared with the preceding quarter. The reduction in inventory was attributable to improved inventory management and lower shipment levels.

    Net cash provided by investing activities totaled $1.8 million for the three months ended March 31, 2000, primarily from proceeds from the sale of short-term investments.

    Cash provided by financing activities was $1.5 million for the three months ended March 31, 2000, principally due to the exercise of employee stock options and purchases under the Company's employee stock purchase plan.

    The Company has a working capital line of credit agreement with a bank that provides for borrowings of up to $10.0 million with an interest rate equal to the bank's prime rate (9% at March 31, 2000). No borrowings were outstanding under this line at March 31, 2000. The line of credit agreement expires in June 2000 and the Company has initiated discussions with the bank to renew the line. As of March 31, 2000, the Company was not in compliance with one of the financial covenants and funds were not available to the Company under this agreement.

    The Company believes that its cash and cash equivalents and short-term investments, together with its existing line of credit, will provide adequate cash to fund its current operations for at least the next 12 months. In order to aggressively pursue business opportunities in the video services business, however, and to have increased flexibility to take advantage of other business opportunities that are not yet known, the Company is currently seeking equity investments from a number of strategic partners and potential strategic partners. Should the Company be successful in selling additional equity, the result will be some level of dilution to the Company's current stockholders. Should the Company be unsuccessful in its current efforts to raise equity from strategic partners, it will seek additional capital from the public and/or private equity markets that will likely result in dilution of the Company's current stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk exposures as set forth in its Annual Report on Form 10-K/A for the year ended December 31, 1999 have not materially changed.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
      3.1(1)            Amended and Restated Certificate of Incorporation

                        Certificate of Ownership and Merger, effective August 3,
      3.1(i)(2)         1998

      3.2(3)            Amended Bylaws of the Registrant

      4.1(2)            Specimen Common Stock Certificate

     10.1               1997 Equity Incentive Plan

     11.1(4)            Statement of Computation of Earnings (Loss) Per Share

     27.1               Financial Data Schedule

------------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-38755, declared effective on April 29, 1998, incorporated herein by reference.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, as filed on August 11, 1998, incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K/A for the period ended December 31, 1999, as filed on April 5, 2000, incorporated herein by reference.

(4) See Note 3 to Condensed Consolidated Financial Statements

    (b) Reports on Form 8-K

    No Reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000                             FVC.COM, INC.

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

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
      3.1(1)            Amended and Restated Certificate of Incorporation

                        Certificate of Ownership and Merger, effective August 3,
      3.1(i)(2)         1998

      3.2(3)            Amended Bylaws of the Registrant

      4.1(2)            Specimen Common Stock Certificate

     10.1               1997 Equity Incentive Plan

     11.1(4)            Statement of Computation of Earnings (Loss) Per Share

     27.1               Financial Data Schedule

------------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-38755, declared effective on April 29, 1998, incorporated herein by reference.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, as filed on August 11, 1998, incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K/A for the period ended December 31, 1999, as filed on April 5, 2000, incorporated herein by reference.

(4) See Note 3 to Condensed Consolidated Financial Statements.