Form 10-Q
period 2000-06-30
FVC COM INC
filed 2000-08-14
CIK 920317

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                     OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Common Stock, $0.001 par value                       17,263,252
  ------------------------------------          -------------------------------
               (Class)                          Outstanding as of June 30, 2000


===============================================================================

                               FVC.COM, INC.
                                FORM 10-Q
                                  INDEX
-------------------------------------------------------------------------------

                                                                                                          PAGE
                                                                                                          ----
PART I.              FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Condensed Consolidated Balance Sheets
                     at June 30, 2000 and December 31, 1999.......................................          3

                     Condensed Consolidated Statements of Operations
                     for the three months and six months ended June 30, 2000 and 1999.............          4

                     Condensed Consolidated Statements of Cash Flows
                     for the six months ended June 30, 2000 and 1999..............................          5

                     Notes to Condensed Consolidated Financial Statements.........................          6

Item 2.              Management's Discussion and Analysis of Financial Condition and Results
                     of Operations................................................................          7

Item 3.              Quantitative and Qualitative Disclosures About Market Risk...................          12

PART II.             OTHER INFORMATION

Item 1.              Legal Proceedings............................................................          13

Item 2.              Changes in Securities........................................................          13

Item 4.              Submission of Matters to a Vote of Security Holders..........................          13

Item 6.              Exhibits and Reports on Form 8-K.............................................          14

SIGNATURES........................................................................................          16

EXHIBIT INDEX.....................................................................................          17

PART 1.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                   FVC.COM, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)

                                                                                      JUNE 30,        DECEMBER 31,
                                                                                        2000              1999
                                                                                    ------------     --------------
ASSETS
Current assets:
     Cash and cash equivalents...........................................           $       603      $       997
     Short-term investments..............................................                29,570            7,824
     Accounts receivable, net of allowance of $335 and $1,269............                14,951           14,066
     Inventory...........................................................                 7,359            8,104
     Prepaid expenses and other current assets...........................                 1,628            2,866
                                                                                    ------------     --------------
         Total current assets............................................                54,111           33,857

Property and equipment, net..............................................                 2,543            2,880
Other assets.............................................................                 2,966            3,462
                                                                                    ------------     --------------
                                                                                     $   59,620         $ 40,199
                                                                                    ============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt...................................                   124              143
     Accounts payable....................................................                 5,354            6,968
     Accrued liabilities.................................................                 4,856            3,123
     Deferred revenue....................................................                 1,133            1,745
                                                                                    ------------     --------------
         Total current liabilities.......................................                11,467           11,979

Long-term debt, net of current portion...................................                    56               85

Minority interest in consolidated subsidiary ............................                   349              323

Stockholders' equity:
     Convertible Preferred Stock, $.001 par value; 5,000,000 shares authorized;
         27,437 shares and no shares issued and outstanding,
         respectively ...................................................                     -                -
     Common Stock, $.001 par value; 35,000,000 shares authorized; 17,263,252 and 16,832,522 shares issued and outstanding,
         respectively....................................................                    17               17
     Additional paid-in capital..........................................                92,052           65,015
     Notes receivable from stockholders..................................                  (130)            (321)
     Accumulated other comprehensive loss................................                    (4)             (21)
     Accumulated deficit.................................................               (44,187)         (36,878)
                                                                                    ------------     --------------
         Total stockholders' equity......................................                47,748           27,812
                                                                                    ------------     --------------
                                                                                        $59,620         $ 40,199
                                                                                    ============     ==============

         See accompanying notes to condensed consolidated financial statements.

                                  FVC.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                            JUNE 30,
                                                             -------------------------          -------------------------
                                                                 2000          1999                 2000          1999
                                                             -----------   -----------          -----------   -----------
Revenues.........................................              $10,772      $ 10,624              $20,855      $ 19,004
Cost of revenues.................................                5,810         5,537               11,360        10,263
                                                             -----------   -----------          -----------   -----------
     Gross profit................................                4,962         5,087                9,495         8,741
                                                             -----------   -----------          -----------   -----------
Operating expenses:
     Research and development....................                3,034         2,582                5,715         4,987
     Selling, general and administrative.........                5,504         4,658               11,348         9,371
                                                             -----------   -----------          -----------   -----------
         Total operating expenses................                8,538         7,240               17,063        14,358
                                                             -----------   -----------          -----------   -----------

Loss from operations.............................               (3,576)       (2,153)              (7,568)       (5,617)

Other income, net................................                  209           142                  308           368

Minority interest in consolidated subsidiary.....                   32            (7)                 (49)           (7)
                                                             -----------   -----------          -----------   -----------
Net loss.........................................              $(3,335)     $ (2,018)             $(7,309)     $ (5,256)
                                                             ===========   ===========          ===========   ===========
Basic and diluted net loss per share.............              $ (0.19)      $ (0.12)             $ (0.43)      $ (0.33)
                                                             ===========   ===========          ===========   ===========
Shares used to compute net loss per share:
     Basic and diluted...........................               17,244        16,235               17,093        16,141
                                                             ===========   ===========           ==========   ===========

         See accompanying notes to condensed consolidated financial statements.

                                  FVC.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------------
                                                                                       2000               1999
                                                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.............................................................          $  (7,309)         $ (5,256)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization....................................              1,036               992
         Non-cash stock compensation......................................                156               246
         Other............................................................                 26               431
     Changes in assets and liabilities:
         Accounts receivable..............................................               (885)           (1,414)
         Inventory........................................................                745            (5,928)
         Prepaid expenses and other assets................................              1,416            (1,470)
         Accounts payable.................................................             (1,614)              201
         Accrued liabilities..............................................              1,733               519
         Deferred revenue.................................................               (612)           (1,396)
                                                                                   ------------       ------------
              Net cash used in operating activities.......................             (5,308)          (13,075)
                                                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment ...............................               (381)           (1,241)
     Purchase of short-term investments...................................            (25,011)                -
     Proceeds from sale of short-term investments.........................              3,456             5,013
                                                                                   ------------       ------------
              Net cash (used in) provided by investing activities.........            (21,936)            3,772
                                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable...........................................                  -            (1,300)
     Proceeds from issuance of preferred stock, net.......................             24,437                 -
     Proceeds from issuance of common stock, net..........................              2,461             1,158
     Repayment of capital lease obligations...............................                (48)              (70)
                                                                                   ------------       ------------
              Net cash (used in) provided by financing activities.........             26,850              (212)
                                                                                   ------------       ------------

Net decrease in cash and cash equivalents.................................               (394)           (9,515)

Cash and cash equivalents at beginning of period..........................                997            10,315
                                                                                   ------------       ------------
Cash and cash equivalents at end of period................................          $     603         $     800
                                                                                   ============       ============

         See accompanying notes to condensed consolidated financial statements.

                                      FVC.COM, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the Company's consolidated financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       INVENTORY

         Inventories as of June 30, 2000 and December 31, 1999 were (in thousands):

                                                                          JUNE 30,           DECEMBER 31,
                                                                            2000                1999
                                                                        ------------        --------------
         Raw materials...........................................          $1,976               $2,155
         Finished goods..........................................          $5,383               $5,949
                                                                        ------------        --------------
                  Total inventory................................          $7,359               $8,104
                                                                        ============        ==============

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

         As a result of the losses incurred by the Company for the three months and six months ended June 30, 2000 and 1999, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods.

         The following table summarizes securities outstanding which were not included in the calculations of diluted net loss per share for the three months and six months ended June 30, 2000 and 1999, since their inclusion would be anti-dilutive (in thousands):

                                            JUNE 30,
                                        ----------------
                                         2000       1999
                                        ------     -----
Unvested restricted common stock            30      348
Common stock options                     5,807      554
Common stock warrants                    1,016      229
Convertible preferred stock              3,430       --

         Unvested restricted common stock represents stock that has been issued but which is subject to repurchase to the extent the holder does not remain associated with the Company until such shares are vested. The common stock warrants are exercisable at $7.00 to $12.00 per share and expire at various times from May 2001 through June 2005. The stock options outstanding at June 30, 2000 had a weighted average exercise price per share of $9.71, and expire beginning in April 2001 through June 2010. Convertible preferred stock represents the number of shares of common stock that would result if the Series A Preferred Stock was converted at a conversion rate of $8.00 per share.

4.       COMPREHENSIVE LOSS

         The Company's comprehensive net loss for the three and six months ended June 30, 2000 was $3,313,000 and $7,292,000, respectively. The comprehensive net loss for the three and six months ended June 30, 1999 was $2,030,000 and $5,268,000, respectively.

5.       LITIGATION

         On or about April 9, 1999, several purported class action suits were filed in the United States District Court for the Northern District of California (the "Court") alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company's reporting of its financial results for the period ended December 31, 1998. The Court dismissed these actions without leave to amend on February 14, 2000. The plaintiffs filed a notice of appeal with the Ninth U.S. Circuit Court of Appeals on March 29, 2000.

6.       ISSUANCE OF CONVERTIBLE PREFERRED STOCK

         On June 8, 2000, the Company issued 27,437 shares of Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement to Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $27,437,000. The Preferred Stock is convertible into 3,429,625 shares of common stock of the Company, subject to adjustment for dilution in the event the Company completes an offering of common stock at a price less than $8.00 per share. The Company also issued a five-year warrant to Vulcan to purchase 850,000 shares of common stock at $7.00 per share. On the date of issuance the warrant had an approximate fair market value of $3,700,000 determined using the Black-Scholes pricing model. The warrant provides anti-dilution protection to Vulcan, including protection in the event the Company completes an offering of common stock at a price less than $7.00 per share.

         Each share of preferred stock has voting rights equal to an equivalent number of shares of common stock into which it is convertible and votes together as one class with the common stock. The holders of the preferred stock have dividend rights on parity with the common stock. Each share of preferred stock has a liquidation preference of $1,000 per share. The Company must obtain approval from a majority of the holders of the preferred stock in order to alter the articles of incorporation as related to preferred stock.

7.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement Number 133," to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. To date, the Company has not engaged in any foreign currency hedging activity and does not expect adoption of this standard to have a significant impact on the Company.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles ("GAAP") to revenue recognition in financial statements. In March 1999, the SEC issued SAB 101A that deferred the Company's required adoption of SAB 101 until the quarter beginning April 1, 2000. In April 2000, the SEC issued SAB 101B that deferred the Company's required adoption of SAB 101 until the quarter beginning October 1, 2000. The Company believes its revenue recognition policies are in accordance with GAAP and does not believe that adoption of SAB 101 will have a material impact on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of FVC.COM, Inc. (the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

         In addition to the historical information contained in this Item, this Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the Company's limited operating history and variability of operating results, market acceptance of video technology, including the Company's new broadband video services business, dependence on ATM and other technologies, the Company's potential inability to maintain business relationships with resellers and suppliers, competition in the video networking industry, the importance of attracting and retaining personnel, management of the Company's growth, consolidation and cost pressures in the video networking industry, dependence on key employees, and other risk factors referenced in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999. The Company assumes no obligation to update any forward-looking statements contained herein.

OVERVIEW

         Founded in 1993, FVC.COM, Inc., a Delaware corporation ("FVC" or the "Company"), provides equipment and services to deliver video applications over broadband communications networks. The Company combines its expertise in networking systems and real-time video technology to deliver end-to-end video communications solutions for a wide range of enterprise video applications, including video calls, video conferences, video broadcasts and video on demand over converged multi-service networks. The Company's strategy is to become the leading provider of high quality, cost-effective, video networking solutions in broadband Internet and intranet environments for telecommunications carriers and enterprise customers. With over six years of pioneering work in broadband video, FVC is a leading provider of video networking hardware, software and services.

         Historically, the Company has focused on providing video-networking systems to the government, education and healthcare markets, both through direct and indirect sales. FVC's original equipment manufacturer ("OEM") distribution and system integration partners include Ameritech (a subsidiary of SBC Communications Inc.), Bell Atlantic Corporation ("Bell Atlantic"), British Telecommunications plc ("British Telecom" or "BT"), Cisco Systems, Inc. ("Cisco"), Electronic Data Systems Corporation ("EDS"), France Telecom S.A. ("France Telecom"), Ingram Micro, Inc. ("Ingram Micro"), International Business Machines Corporation ("IBM"), Nortel Networks Corporation ("Nortel"), Qwest Communications International, Inc. ("Qwest"), and Telstra Corporation Limited ("Telstra").

         The Company is leveraging its leadership position in video networking to capitalize on the rapidly emerging opportunity to provide broadband video services to the service provider market. The Company intends to address this opportunity both by providing a full range of video network systems solutions and through its recently introduced broadband video services offering. To date, network systems sales announcements by the Company with telecommunications carriers include expanded customer relationships with Bell Atlantic and British Telecom, both of which are deploying broadband video services using FVC's products and solutions. The Company's broadband video services enable telecommunications carriers to deliver a comprehensive set of video applications over the carrier's existing broadband networks into conference rooms, as well as to the users' desktops. These services are delivered through the Company's Video Operations Center ("VOC"), in Santa Clara, California and other locations. The Company's web-based Click To Meet(TM) software serves as the user interface and is designed for the end-user's ease-of-use.

         The Company markets its products to enterprise customers (business customers, government users, education and healthcare providers) and to service providers (telecommunications carriers, regional Bell operating companies, competitive local exchange carriers and Internet service providers) through its internal sales force and indirect sales channels. For the quarter ended June 30, 2000, approximately 83% of the Company's revenues were from enterprise customers and 17% from service providers. For the second quarter of 1999, revenues from enterprise customers, and service providers represented 91% and 9%, respectively, of total revenues. Sales through

Nortel represented less than 10% of the Company's revenues for the six months ended June 30, 2000, and 29% and 42% of the Company's revenues for the years ended December 31, 1999 and 1998, respectively.

         The Company maintains a network of distributors in Europe and Asia licensed to sell its products under the FVC.COM name. Approximately 17% and 11% of the Company's revenues were generated from customers outside of North America during the three months ended June 30, 2000 and 1999, respectively. The Company expects that direct sales from shipments to customers outside of North America will continue to represent a significant portion of its future revenues. In addition, the Company believes that a small portion of its sales through Nortel and other distribution partners is sold to international end-users.

         In September 1999, the Company announced its intention to offer broadband video services to service providers. In February 2000, the Company introduced Click to Meet(TM), a software product for use in conjunction with FVC's video services offering. Revenues from the Company's broadband video services are not expected to be significant until 2001.

         In May 2000, the Company signed a definitive agreement with Qwest to support Qwest's IP-based Video Conferencing solution.

         On June 8, 2000, the Company issued 27,437 shares of Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement to Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $27,437,000. The Preferred Stock is convertible into 3,429,625 shares of common stock of the Company, subject to adjustment for dilution in the event the Company completes an offering of common stock at a price less than $8.00 per share. The Company also issued a five-year warrant to Vulcan to purchase 850,000 shares of common stock at $7.00 per share. On the date of issuance the warrant had an approximate fair market value of $3,700,000 determined using the Black-Scholes pricing model. The warrant provides anti-dilution protection to Vulcan, including protection in the event the Company completes an offering of common stock at a price less than $7.00 per share. (SEE NOTE 6 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)

         Revenues from the Company's international operations are subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic restraints, and currency risk, among others.

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

         Advance payments received from customers and gross margin deferred with respect to sales to resellers wherein the Company does not have the ability to estimate returns are recorded as deferred revenue. At June 30, 2000, deferred revenue totaled $1.1 million.

         The Company has experienced, and is likely to experience in the future, fluctuations in revenues, gross margins and operating results. Various factors contribute to the fluctuations in revenues, gross margins and operating results, including the Company's success in developing and marketing its video services business and in developing, introducing and shipping new products and product enhancements, the Company's success in accurately forecasting demand for new orders (which may have short lead-times before required shipment), product mix, percentage of revenues derived from OEMs versus distributors or resellers, new product introductions and price reductions by competitors, the efforts of OEMs, distributors, resellers, and other third parties on behalf of the Company, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development and selling, general and administrative expenditures, and general economic conditions. Further, a significant portion of the Company's expenses is fixed. The Company expects that operating expenses will increase in the future to fund expanded operations, including the expansion of the Company's broadband video services to telecommunications carriers. To the extent these increased expenses are not accompanied by an increase in revenues or gross margin, as is expected to be the case as the Company expands its broadband video services business, the Company's business, financial condition and results of operations would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter, the Company's results of operations will be below the expectations of public market analysts and investors.

         The Company out-sources certain functions to independent service providers. The Company's products are primarily manufactured by Saturn Electronics and Engineering, Inc. and by Celestica Corporation. Through March 31, 2000, Qwest Cyber Solutions, a joint venture between KPMG LLP and Qwest, performed certain accounting and data processing functions. Effective April 1, 2000, the Company terminated this outsourcing relationship, and began handling these transactions internally.

RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                                   -------------------------          ------------------------
                                                      2000         1999                  2000         1999
                                                   ----------    --------             ----------    ----------
Revenues                                             100.0%       100.0%                100.0%         100.0%
Cost of revenues                                      53.9         52.1                  54.5           54.0
                                                   ----------    -----------          ----------    ----------
     Gross profit                                     46.1         47.9                  45.5           46.0
                                                   ----------    -----------          ----------    ----------
Operating expenses:
     Research and development                         28.2         24.3                  27.4           26.2

     Selling, general and administrative              51.1         43.8                  54.4           49.3
                                                   ----------    -----------          ----------    ----------
Total operating expenses (1)                          79.3         68.1                  81.8           75.5
                                                   ----------    -----------          ----------    ----------
Loss from operations                                 (33.2)       (20.2)                (36.3)         (29.5)
                                                   ----------    -----------          ----------    ----------
Other income, net                                      1.9          1.2                   1.5            1.8
Minority interest in consolidated subsidiary           0.3            -                  (0.2)             -
                                                   ----------    -----------          ----------    ----------
Net loss                                             (31.0)%      (19.0)%               (35.0)%        (27.7)%
                                                   ==========    ===========          ==========    ==========

(1) Operating expenses include non-cash stock compensation charges of $72,000 (0.7% of total revenues) and $48,000 (0.5% of total revenues) for the three months ended June 30, 2000 and 1999, respectively, and $156,000 (0.7% of total revenues) and $246,000 (1.3% of total revenues) for the six months ended June 30, 2000 and 1999, respectively.

         REVENUES. Revenues were $10.8 million for the three months ended June 30, 2000, an increase of 1.4% from the three months ended June 30, 1999. Revenue for the six months ended June 30, 2000 compared to the first six months of 1999 increased 9.7%, from $19.0 million to $20.9 million. The increases in revenues for both the three month and six month periods resulted from increased shipments to service providers, partially offset by lower revenues from enterprise customers.

         GROSS PROFIT. Gross profit consists of revenues less the cost of revenues, which consists primarily of costs associated with the manufacture of the Company's products by outside manufacturers and related costs of freight, inventory obsolescence, royalties and warranties. These manufacturers procure the majority of materials, except for certain key components, which the Company purchases from third-party vendors.

         Gross margins for the three months ended June 30, 2000 decreased to 46.1% from 47.9% in the comparable period of 1999, primarily as a result of changes in product mix. Gross profit increased to $9.5 million during the six months ended June 30, 2000, from $8.7 million in the first six months of 1999. The increase was primarily due to improvements in product mix, including sales of the latest release of our Video Access Node (VAN2), an MPEG2 based full-motion, two way video room system for enterprise customers.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expenses were $3.0 million for the quarter ended
June 30, 2000, an increase of 17.5% from the quarter ended June 30, 1999. For the six months ended June 30, 2000, research and development expenses increased by 14.5%, compared to the first six months of 1999. This increase in dollars was primarily attributable to increases in engineering staff to support new product development, including activities associated with the Company's Click to Meet-TM- video services product introduced in February
2000 and the introduction of the new VAN2 in June 2000. Research and development costs were 28.0% of revenues for the quarter ended June 30, 2000, compared to 24.3% during the quarter ended June 30, 1999. The Company believes that research and development expenses will continue to increase in absolute dollars for the foreseeable future, including increases associated with product development for the Company's broadband video services business. However, such expenses will fluctuate depending on various factors, including the status of development projects.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. SG&A expenses also include costs of outside contractors, advertising trade shows, other marketing and promotional expenses, and goodwill amortization. As a percent of revenue, SG&A expenses increased to 51.1% during the quarter ended June 30, 2000, from 43.8% in the quarter ended June 30, 1999, and to 54.4% for the six months ended June 30, 2000, from 49.3% in the comparable period of 1999. The increases were primarily due to an increase in sales and marketing personnel worldwide. The Company anticipates that SG&A expenses will continue to increase in absolute dollars in the foreseeable future as the Company expands its sales and marketing efforts.

         OTHER INCOME, NET. Other income, net consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to the Company's credit facilities and long-term debt. The changes in both the three month and six month periods ended June 30, 2000, compared to the comparable periods in 1999, was the result of changes in the average balances of cash and cash equivalents and short-term investments, and the resultant interest income on those balances.

         MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY. Minority interest reflects the interest of minority stockholders in the operating results of the Company's consolidated subsidiary in the United Kingdom. The Company acquired a controlling interest in this entity in May 1999. For the three month and six month periods ended June 30, 2000, and the three month period ended June 30, 1999, the amounts reflect the portion of profits and losses in this subsidiary that were attributable to minority stockholders.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through private and public placements of equity securities and to a lesser extent through certain credit facilities and long-term debt. As of June 30, 2000, the Company had cash and cash equivalents and short-term investments of $30.2 million and working capital of $42.6 million.

         During the six months ended June 30, 2000, the Company used $5.3 million in operating activities. This was comprised of the loss of $7.3 million and reductions in accounts payable ($1.6 million) and deferred revenue ($0.6 million), partially offset by reductions in inventory ($0.7 million) and changes in other asset and liability accounts. During the six months ended June 30, 1999, the Company used $13.1 million of cash in its operating activities, primarily to fund a net loss of $5.3 million and increases in inventory, prepaid expenses and other assets, and accounts receivable of $5.9 million, $1.5 million, and $1.4 million, respectively.

         Net cash used in investing activities totaled $21.9 million for the six months ended June 30, 2000, primarily $21.6 million in net purchases of short-term investments, partially offset by $381,000 used for the acquisition of property and equipment. Net cash provided by investing activities in the six months ended June 30, 1999 was $3.8 million, representing $5.0 million in proceeds from the sale of short-term investments, partially offset by $1.2 million used for the acquisition of property and equipment.

         Cash provided by financing activities was $26.9 million for the six months ended June 30, 2000, principally from the net proceeds from the sale of Series A Convertible Preferred Stock of $24.4 million. Cash used in financing activities in the six months ended June 30, 1999 reflected repayment of $1.3 million in notes payable assumed in the acquisition of ICAST Corporation in August 1998, largely offset by $1.2 million in net proceeds from the issuance of common stock under the Company's stock plans.

         The Company's working capital line of credit agreement with a bank expired in June 2000. The Company is currently in negotiations for a new line of credit.

         The Company believes that its cash and cash equivalents and short-term investments will provide adequate cash to fund its current operations for at least the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposures as set forth in its Annual Report on Form 10-K, as amended, for the year ended December 31, 1999 have not materially changed.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about April 9, 1999, several purported class action suits were filed in the United States District Court for the Northern District of California (the "Court") alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company's reporting of its financial results for the period ended December 31, 1998. The Court dismissed these actions without leave to amend on February 14, 2000. The plaintiffs filed a notice of appeal with the Ninth U.S. Circuit Court of Appeals on March 29, 2000.

ITEM 2.  CHANGES IN SECURITIES

         On June 8, 2000, the Company issued 27,437 shares of its Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement to Vulcan Ventures Incorporated ("Vulcan"), for an aggregate purchase price of $27,437,000. The Preferred Stock is currently convertible into 3,429,625 shares of common stock of the Company. The Company also issued Vulcan a warrant for the purchase of 850,000 shares of the Company's common stock at an exercise price of $7.00 per share. In connection with the issuance of the Preferred Stock, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to create and designate the rights, preferences and privileges of the Preferred Stock, including liquidation and dividend rights for the Preferred Stock.

         This issuance of the securities to Vulcan was intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Regulation D promulgated thereunder. Vulcan, an accredited investor, represented its intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates and the warrant. Vulcan was knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the Company or had adequate access, through its business relationships with the Company, to information about the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on June 22, 2000 (the "Annual Meeting"). The following matters were considered and voted upon at the Annual Meeting:

         The first matter related to the election of two director nominees, Neal
M. Douglas and David A. Norman, to serve as directors until the 2003 Annual Meeting of Stockholders. The votes cast for and against such nominees were as follows:

NAME                                FOR                   WITHHELD
----                                ---                   --------
Neal M. Douglas                   13,622,103               146,821
David A. Norman                   13,622,103               146,821

         The second matter related to the approval of an amendment to the Company's 1997 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 500,000 shares, to 5,875,000 shares. There were 12,593,726 votes cast for approval, and 1,152,189 votes cast against approval. There were 23,009 abstentions and no broker non-votes.

         The third matter of business related to the approval of an amendment to the Company's 1997 Non-Employee Directors' Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 100,000 shares, to 350,000 shares. There were 12,490,045 votes cast for approval and 1,254,488 votes cast against approval. There were 24,391 abstentions and no broker non-votes.

         The fourth matter of business related to the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for its fiscal year ending December 31, 2000. There were 13,731,145 votes cast for ratification and 21,959 votes cast against ratification. There were 15,820 abstentions and no broker non-votes.

         Based on these voting results, each of the directors nominated was elected and the second, third, and fourth matters were approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

     EXHIBIT
     NUMBER                                   DESCRIPTION
     -------   --------------------------------------------------------------------------
     3.1       Amended and Restated Certificate of Incorporation (1)

     3.1(i)    Certificate of Ownership and Merger, effective August 3, 1998 (2)

     3.1(ii)   Certificate of Designation of Series A Convertible Preferred Stock

     3.2       Amended Bylaws of the Registrant (3)

     4.1       Specimen Common Stock Certificate (2)

     4.2       Specimen Series A Convertible Preferred Stock Certificate

     10.1      1997 Equity Incentive Plan (4)

     10.2      1999 Equity Incentive Plan (4)

     10.3      1997 Non-Employee Director's Stock Option Plan (4)

     10.4 Stock Purchase Agreement, dated June 8, 2000, between the Company and Vulcan Ventures Incorporated (Vulcan)

     10.5 Warrant to Purchase 850,000 shares of the Company's Common Stock, dated June 8, 2000, issued by the Company to Vulcan

     10.6      Registration Rights Agreement, dated June 8, 2000, between the
               Company and Vulcan

     *10.7     Video Services Agreement dated May 8, 2000, between the Company and
               Qwest Communications Corporation

     11.1      Statement of Computation of Earnings (Loss) Per Share (5)

     27.1      Financial Data Schedule


     * Confidential Treatment has been requested with respect to certain portions of this Exhibit

     (1) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No, 333-38755, declared effective on April 29, 1998, incorporated herein by reference.

     (2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, as filed on August 11, 1998, incorporated herein by reference.

     (3) Filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the period ended December 31, 1999, as filed on April 5, 2000, incorporated herein by reference.

     (4) Filed as an exhibit to the Company's Registration Statement on Form S-8, File No. 333-4159, filed on July 17, 2000.

     (5) See Note 3 to Condensed Consolidated Financial Statements.


 (b)     Reports on Form 8-K

         The Company filed one Current Report on Form 8-K during the quarter ended June 30, 2000, and reported the Company's issuance of its Series A Preferred stock and warrant to purchase common stock of the Company to Vulcan Ventures Incorporated.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2000          FVC.COM, INC.

                                By:      /s/ Truman Cole
                                         ---------------------------------------
                                         Truman Cole
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

                             EXHIBIT INDEX

EXHIBIT                               DESCRIPTION
NUMBER
------     ---------------------------------------------------------------------
3.1        Amended and Restated Certificate of Incorporation (1)

3.1(i)     Certificate of Ownership and Merger, effective August 3, 1998 (2)

3.1(ii)    Certificate of Designation of Series A Convertible Preferred Stock

3.2        Amended Bylaws of the Registrant (3)

4.1        Specimen Common Stock Certificate (2)

4.2        Specimen Series A Convertible Preferred Stock Certificate

10.1       1997 Equity Incentive Plan (4)

10.2       1999 Equity Incentive Plan (4)

10.3       1997 Non-Employee Director's Stock Option Plan (4)

10.4 Stock Purchase Agreement, dated June 8, 2000, between the Company and Vulcan Ventures Incorporated (Vulcan)

10.5 Warrant to Purchase 850,000 shares of the Company's Common Stock, dated June 8, 2000, issued by the Company to Vulcan

10.6       Registration Rights Agreement, dated June 8, 2000, between the
           Company and Vulcan

*10.7      Video Services Agreement, dated May 8, 2000, between the Company and
           Qwest Communications Corporation

11.1       Statement of Computation of Earnings (Loss) Per Share (5)

27.1       Financial Data Schedule


* Confidential Treatment has been requested with respect to certain portions of this exhibit.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No, 333-38755, declared effective on April 29, 1998, incorporated herein by reference.

     (2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, as filed on August 11, 1998, incorporated herein by reference.

     (3) Filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the period ended December 31, 1999, as filed on April 5, 2000, incorporated herein by reference.

     (4) Filed as an exhibit to the Company's Registration Statement on Form S-8, File No. 333-4159, filed on July 17, 2000.

     (5) See Note 3 to Condensed Consolidated Financial Statements.