Form 10-Q
period 2000-09-30
FVC COM INC
filed 2000-11-14
CIK 920317

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

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                 OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               -------------- TO
                                 --------------

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

       Common Stock, $0.001 par value                           17,345,388
--------------------------------------------   --------------------------------------------
                   (Class)                         Outstanding as of September 30, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 FVC.COM, INC.
                                   FORM 10-Q
                                     INDEX

                                                                PAGE
                                                              --------
PART 1. FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

    Condensed Consolidated Balance Sheets at September 30,
     2000 and December 31, 1999.............................      3

    Condensed Consolidated Statements of Operations for the
     three months and nine months ended September 30, 2000
     and 1999...............................................      4

    Condensed Consolidated Statements of Cash Flows for the
     nine months ended September 30, 2000 and 1999..........      5

    Notes to Condensed Consolidated Financial Statements....      6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................      8

  Item 3. Quantitative and Qualitative Disclosures About
    Market Risk.............................................     17

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................     18

  Item 6. Exhibits and Reports on Form 8-K..................     18

SIGNATURES..................................................     19

EXHIBIT INDEX...............................................     20

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 FVC.COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                   2000             1999
                                                              --------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  1,101         $    997
  Short-term investments....................................       28,094            7,824
  Accounts receivable, net of allowance of $419 and
    $1,269..................................................        9,497           14,066
  Inventory.................................................        8,141            8,104
  Prepaid expenses and other current assets.................        1,030            2,866
                                                                 --------         --------
    Total current assets....................................       47,863           33,857
Property and equipment, net.................................        2,611            2,880
Other assets................................................        2,733            3,462
                                                                 --------         --------
                                                                 $ 53,207         $ 40,199
                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................          106              143
  Accounts payable..........................................        4,999            6,968
  Accrued liabilities.......................................        4,181            3,123
  Deferred revenue..........................................          738            1,745
                                                                 --------         --------
    Total current liabilities...............................       10,024           11,979
Long-term debt, net of current portion......................           47               85
Minority interest in consolidated subsidiary................          457              323
Stockholders' equity:
  Convertible Preferred Stock, $.001 par value; 5,000,000
    shares authorized; 27,437 shares and no shares issued
    and outstanding, respectively...........................           --               --
  Common Stock, $.001 par value; 35,000,000 shares
    authorized; 17,345,388 and 16,832,522 shares issued and
    outstanding, respectively...............................           17               17
  Additional paid-in capital................................       91,931           65,015
  Notes receivable from stockholders........................          (29)            (321)
  Accumulated other comprehensive income (loss).............          128              (21)
  Accumulated deficit.......................................      (49,368)         (36,878)
                                                                 --------         --------
    Total stockholders' equity..............................       42,679           27,812
                                                                 --------         --------
                                                                 $ 53,207         $ 40,199
                                                                 ========         ========

     See accompanying notes to condensed consolidated financial statements.

                                 FVC.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Revenues................................................  $ 9,158    $13,650    $ 30,013   $32,653
Cost of revenues........................................    5,016      7,061      16,376    17,322
                                                          -------    -------    --------   -------
  Gross profit..........................................    4,142      6,589      13,637    15,331
                                                          -------    -------    --------   -------
Operating expenses:
  Research and development..............................    3,302      2,653       9,017     7,591
  Selling, general and administrative...................    6,426      5,297      17,774    14,717
                                                          -------    -------    --------   -------
    Total operating expenses............................    9,728      7,950      26,791    22,308
                                                          -------    -------    --------   -------
Loss from operations....................................   (5,586)    (1,361)    (13,154)   (6,977)
Other income, net.......................................      474         95         776       463
Minority interest in consolidated subsidiary............      (69)        78        (112)       70
                                                          -------    -------    --------   -------
Net loss................................................  $(5,181)   $(1,188)   $(12,490)  $(6,444)
                                                          =======    =======    ========   =======
Basic and diluted net loss per share....................  $ (0.30)   $ (0.07)   $  (0.73)  $ (0.39)
                                                          =======    =======    ========   =======
Shares used to compute net loss per share:
  Basic and diluted.....................................   17,318     16,660      17,166    16,314
                                                          =======    =======    ========   =======

     See accompanying notes to condensed consolidated financial statements.

                                 FVC.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(12,490)  $ (6,444)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     1,908      1,554
    Non-cash stock compensation.............................       217        395
    Other...................................................       134        235
  Changes in assets and liabilities:
    Accounts receivable.....................................     4,569     (3,126)
    Inventory...............................................       (37)    (7,059)
    Prepaid expenses and other assets.......................     1,721       (423)
    Accounts payable........................................    (1,969)       454
    Accrued liabilities.....................................     1,058        576
    Deferred revenue........................................    (1,007)    (1,739)
                                                              --------   --------
      Net cash used in operating activities.................    (5,896)   (15,576)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................      (796)    (1,873)
  Purchase of short term investments........................   (23,738)        --
  Proceeds from sale of short-term investments..............     3,760      8,610
                                                              --------   --------
      Net cash (used in) provided by investing activities...   (20,774)     6,737
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable................................        --     (1,300)
  Proceeds from issuance of preferred stock, net............    24,437         --
  Proceeds from issuance of common stock, net...............     2,412      1,998
  Repayment of capital lease obligations....................       (75)      (104)
                                                              --------   --------
      Net cash provided by financing activities.............    26,774        594
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........       104     (8,245)
Cash and cash equivalents at beginning of period............       997     10,315
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  1,101   $  2,070
                                                              ========   ========

     See accompanying notes to condensed consolidated financial statements.

                                 FVC.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the Company's consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999. The December 31, 1999 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

2. INVENTORY

    Inventories as of September 30, 2000 and December 31, 1999 were (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Raw materials...............................................     $1,511          $2,155
Finished goods..............................................     $6,630          $5,949
                                                                 ------          ------
Total inventory.............................................     $8,141          $8,104
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

    As a result of the losses incurred by the Company for the three months and nine months ended September 30, 2000 and 1999, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods.

    The following table summarizes securities outstanding which were not included in the calculations of diluted net loss per share for the three months and nine months ended September 30, 2000 and 1999, since their inclusion would be anti-dilutive (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Unvested restricted common stock............................      24        202
Common stock options........................................   6,562      4,429
Common stock warrants.......................................   1,016        245
Convertible preferred stock.................................   3,430         --

    Unvested restricted common stock represents stock that has been issued but which is subject to repurchase to the extent the holder does not remain associated with the Company until such shares are vested. The common stock warrants are exercisable at $7.00 to $12.00 per share and expire at various times from May 2001 through June 2005. The stock options outstanding at September 30, 2000, had a weighted average exercise price per share of $8.38, and expire beginning in April 2001 through September 2010. Convertible preferred stock represents the number of shares of common stock that would result if the Series A Preferred Stock was converted at a conversion rate of $8.00 per share.

4. COMPREHENSIVE LOSS

    The Company's comprehensive net loss for the three and nine months ended September 30, 2000 was $5,053,000 and $12,362,000, respectively. The comprehensive net loss for the three and nine months ended September 30, 1999 was $1,209,000 and $6,464,000, respectively.

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

6. ISSUANCE OF CONVERTIBLE PREFERRED STOCK

    On June 8, 2000, the Company issued 27,437 shares of Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement to Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $27,437,000. The Preferred Stock is convertible into 3,429,625 shares of common stock of the Company. The Company also issued a five-year warrant to Vulcan to purchase 850,000 shares of the Company's common stock at an exercise price of $7.00 per share. On the date of issuance, the warrant had an approximate fair market value of $3,700,000, determined using the Black-Scholes pricing model. The aggregate gross proceeds from the transaction exceed the fair value of the stock and warrants issued. The warrant provides anti-dilution protection to Vulcan in the event that the Company issues additional shares of common stock at a price less than $7.00 per share, subject to certain exceptions.

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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles ("GAAP") to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A that deferred the Company's required adoption of SAB 101 until the quarter beginning April 1, 2000. In April 2000, the SEC issued SAB No. 101B that deferred the Company's required adoption of SAB 101 until the quarter beginning October 1, 2000. As of the filing of the 10-Q, the company has adopted revenue recognition policies that are in accordance with GAAP and does not believe that the adoption of SAB 101 will have a material impact on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of FVC.COM, Inc. ("FVC" or the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

    In addition to the historical information contained in this Item, this Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the Company's limited operating history and variability of operating results, market acceptance of video technology, including the Company's new broadband video services business, dependence on ATM and other technologies, the Company's potential inability to maintain business relationships with resellers and suppliers, competition in the video networking industry, the importance of attracting and retaining personnel, management of the Company's growth, consolidation and cost pressures in the video networking industry, dependence on key employees, as well as those set forth below and other risk factors set forth below and described in this 10-Q report and in other documents the company files with the SEC. The Company assumes no obligation to update any forward-looking statements contained herein.

OVERVIEW

    Founded in 1993, FVC.COM, Inc., a Delaware corporation, provides equipment and services to deliver video applications over broadband communications networks. The Company combines its expertise in networking systems and real-time video technology to deliver end-to-end video communications solutions for a wide range of enterprise video applications, including video calls, video conferences, video broadcasts and video on demand over converged multi-service networks. The Company's strategy is to become the leading provider of high quality, cost-effective, video networking solutions in broadband Internet and intranet environments for telecommunications carriers and enterprise customers. With over six years of pioneering work in broadband video, FVC is a leading provider of video networking hardware, software and services.

    Historically, the Company has focused on providing video-networking systems to the government, education and healthcare markets, both through direct and indirect sales. FVC's original equipment manufacturer ("OEM") distribution and system integration partners include Adaptive Broadband, Ameritech (a subsidiary of SBC Communications Inc.), Alcatel, British Telecommunications plc ("British Telecom" or "BT"), Cisco Systems, Inc. ("Cisco"), Electronic Data Systems Corporation ("EDS"), France Telecom S.A. ("France Telecom"), Ideal Technology, Ingram Micro, Inc. ("Ingram Micro"), International Business Machines Corporation ("IBM"), Nortel Networks Corporation ("Nortel"), Qwest Communications International, Inc. ("Qwest"), SBC Communications Inc., Shanghai Telecom, and Verizon Communications ("Verizon").

    The Company is leveraging its leadership position in video networking to capitalize on the rapidly emerging opportunity to provide broadband video services to the service provider market. The Company intends to address this opportunity both by providing a full range of video network systems solutions and through its recently introduced broadband video services offering. To date, network systems sales announcements by the Company with telecommunications carriers include expanded customer relationships with Bell Atlantic and British Telecom, both of which are deploying broadband video services using FVC's products and solutions. The Company's broadband video services enable telecommunications carriers to deliver a comprehensive set of video applications over the carrier's existing broadband networks into conference rooms, as well as to the users' desktops. These services are delivered through the Company's Video Operations Center ("VOC") in Santa Clara, California and other locations. The Company's web-based Click To Meet-TM- software serves as the user interface and is designed for the end-user's ease-of-use.

    The Company markets its products to enterprise customers, which includes business customers, government users, education and healthcare providers, and to service providers, which includes telecommunications carriers, regional Bell operating companies, competitive local exchange carriers and Internet service providers, through its internal sales force and indirect sales channels. For the quarter ended September 30, 2000, approximately 80% of the Company's revenues were from enterprise customers, and 20% from service providers. For the third quarter of 1999, revenues from enterprise customers and service providers represented 78% and 22%, respectively, of total revenues. Sales through Nortel represented less than 10% of the Company's revenues for the nine months ended September 30, 2000, and 29% of the Company's revenues for the year ended December 31, 1999.

    The Company maintains a network of distributors in Europe and Asia licensed to sell its products under the FVC.COM name. Approximately 17% and 13% of the Company's revenues were generated from customers outside of North America during the three months ended September 30, 2000 and 1999, respectively. The Company expects that direct sales from shipments to customers outside of North America will continue to represent a significant portion of its future revenues. In addition, the Company believes that a small portion of its sales through some of its distribution partners is sold to international end-users.

    Revenues from the Company's international operations are subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic restraints, and currency risks, among others.

    In the quarter ended September 30, 2000, the Company introduced Click to Meet Enterprise, an all-encompassing broadband video networking solution that enables enterprise users to leverage their converged IP networks for face-to-face electronic communications. Click to Meet is a complete end-to-end broadband video solution that gives users point-and-click access to ad-hoc and scheduled video calls, conferences and date collaboration across many types of networks, including ATM, IP, PSTN, DAL, Cable Modem and fixed wireless, through a Web-based video communications portal.

    Revenues are recognized upon shipment of product to customers, provided no significant obligations remain, collectibility is probable and returns are estimable. Revenues from sales to certain of the Company's resellers are subject to agreements allowing rights of return. In such cases, the Company provides reserves for estimated future returns upon revenue recognition. These reserves are estimated based upon historical rates of returns and allowances, reseller inventory levels, the Company's estimates of sell through by resellers and other related factors. Actual results could differ from these estimates. In the event of the inability to estimate returns from any reseller, the Company defers revenue recognition until the reseller has sold through the products. Advance payments received from customers and gross margin deferred with respect to sales to resellers wherein the Company does not have the ability to estimate returns are recorded as deferred revenue. At September 30, 2000, deferred revenue totaled $738,000.

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

    The Company out-sources certain functions to independent service providers, and the majority of the Company's products are assembled and tested by subcontract manufacturers, the largest subcontract manufacturer being Saturn Electronics and Engineering, Inc.

RESULTS OF OPERATIONS

    The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

                                                                THREE MONTHS                   NINE MONTHS
                                                                    ENDED                         ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                           -----------------------       -----------------------
                                                             2000           1999           2000           1999
                                                           --------       --------       --------       --------
Revenues.................................................   100.0 %        100.0 %        100.0 %        100.0 %
Cost of revenues.........................................    54.8           51.7           54.6           53.0
                                                            -----          -----          -----          -----
Gross profit.............................................    45.2           48.3           45.4           47.0
                                                            -----          -----          -----          -----
Operating expenses:
Research and development.................................    36.1           19.4           30.0           23.2
Selling, general and administrative......................    70.2           38.8           59.2           45.1
                                                            -----          -----          -----          -----
Total operating expenses(1)..............................   106.3           58.2           89.2           68.3
                                                            -----          -----          -----          -----
Loss from operations.....................................   (61.0)         (10.0)         (43.8)         (21.4)
                                                            -----          -----          -----          -----
Other income, net........................................     5.2            0.7            2.6            1.4
Minority interest in consolidated subsidiary.............    (0.8)           0.6           (0.4)           0.2
                                                            -----          -----          -----          -----
Net loss.................................................   (56.6)%         (8.7)%        (41.6)%        (19.7)%
                                                            =====          =====          =====          =====

------------------------

(1) Operating expenses include non-cash stock compensation charges of $59,000 (0.6% of total revenues) and $49,000 (0.4% of total revenues) for the three months ended September 30, 2000 and 1999, respectively, and $217,000 (0.7% of total revenues) and $395,000 (1.2% of total revenues) for the nine months ended September 30, 2000 and 1999, respectively.

    REVENUES.  Revenues were $9.2 million for the three months ended
September 30, 2000, a decrease of 32.9% from the three months ended
September 30, 1999. Revenue for the nine months ended September 30, 2000, compared to the first nine months of 1999 decreased 8.3%, from $32.7 million to $30.0 million. The decreases in revenues for both the three month and nine month periods resulted from lower product shipments to both enterprise customers and service providers.

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

    Gross profit for the three months ended September 30, 2000, decreased to 45.2%, from 48.3% in the comparable period of 1999. During the nine months ended September 30, 2000, gross profit declined to 45.4% from 47.0% in the first nine months of 1999. The decline in gross profit in both the three month and nine month periods was primarily attributable to the lower overall level of revenues and due to changes in product mix.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expenses represented 36.1% of revenues in the quarter ended September 30, 2000, an increase from 19.4% during the quarter ended September 30, 1999. For the nine months ended September 30, 2000, research and development expenses represented 30.0% of revenues, compared to 23.2% during the first nine months of 1999. The increases as a percentage of revenues was due to the reduction in revenues during both the three and nine month periods of 2000 and due to increases in the dollar level of spending for research and development activities.

    The increases in dollar level of spending in the three and nine month periods ending September 30, 2000 were $649,000 and $1.4 million, respectively, compared to the comparable periods of 1999. The increases were primarily attributable to increases in engineering staff to support new product development, including activities associated with the Company's Click to Meet product introduced in February 2000 and other products. The Company believes that research and development expenses will continue to increase in absolute dollars for the foreseeable future. However, such expenses will fluctuate depending on various factors, including the status of development projects.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. SG&A expenses also include costs of outside contractors, advertising trade shows, other marketing and promotional expenses, and goodwill amortization. As a percentage of revenue, SG&A expenses increased to 70.2% during the quarter ended September 30, 2000, from 38.8% in the quarter ended September 30, 1999, and to 59.2% for the nine months ended September 30, 2000, from 45.1% in the comparable period of 1999. The increases were primarily due to an increase in marketing and business development personnel. The Company anticipates that SG&A expenses will continue to increase in absolute dollars in the foreseeable future as the Company expands its sales and marketing efforts.

    OTHER INCOME, NET. Other income, net consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to the Company's credit facilities and long-term debt. The changes in both the three month and nine month periods ended September 30, 2000, compared to the comparable periods in 1999, were the result of changes in the average balances of cash and cash equivalents and short term investments, and the resulting interest income on those balances.

    MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY. Minority interest reflects the interest of minority stockholders in the operating results of the Company's consolidated subsidiary in the United Kingdom. The Company acquired a controlling interest in this entity in May 1999. For the three month and nine month periods ended September 30, 2000 and 1999, the amounts reflect the portion of profits and losses in this subsidiary that were attributable to minority stockholders.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations primarily through private and public placements of equity securities and to a lesser extent through certain credit facilities and long-term debt. As of September 30, 2000, the Company had cash and cash equivalents and short-term investments of $29.2 million and working capital of $37.8 million.

    During the nine months ended September 30, 2000, the Company used
$5.9 million in its operating activities. This was comprised of the loss of $12.5 million and reductions in accounts payable ($2.0 million) and deferred revenue ($1.0 million), and changes in other asset and liability accounts. During the nine months ended September 30, 1999, the Company used $15.6 million of cash in its operating activities, primarily to fund a net loss of $6.4 million and increases in inventory, prepaid expenses and other assets, and accounts receivable of $7.1 million, $0.4 million, and $3.1 million, respectively.

    Net cash used in investing activities totaled $20.8 million for the nine months ended September 30, 2000, primarily $20.0 million in net purchases of short-term investments and $796,000 used for the acquisition of property and equipment. Net cash provided by investing activities in the nine months ended September 30, 1999, was $6.7 million, representing $8.6 million in proceeds from the sale of short term investments, partially offset by $1.9 million used for the acquisition of property and equipment.

    Cash provided by financing activities was $26.8 million for the nine months ended September 30, 2000, principally from the net proceeds from the sale of Series A Convertible Preferred Stock of $24.4 million. Cash provided by financing activities for the nine months ended September 30, 1999 was $594,000, reflecting $2.0 million in net proceeds from the issuance of common stock under the Company's stock plans, partially offset by the repayment $1.3 million in notes payable assumed in the acquisition of ICAST Corporation in August 1998 and repayment of capital lease obligations.

    The Company believes that its cash and cash equivalents and short-term investments will provide adequate cash to fund its current operations for at least the next twelve months.

RISK FACTORS

    In addition to the other information provided in this report, the following risk factors should be considered in evaluating the Company and its business.

    LIMITED OPERATING HISTORY; CUMULATIVE LOSSES. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company was incorporated in October 1993, first shipped its video networking products in 1995 and first announced its video services business in 1999. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets and companies experiencing rapid growth and expansion. To address these risks, the Company must, among other things, continue to achieve market acceptance for its products, maintain technological leadership, respond to evolving markets and competition, and attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in addressing these risks.

    POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced, and is likely to experience in the future, fluctuations in revenues, gross margins and operating results. Various factors contribute to the fluctuations in revenues, gross margins and operating results, including the Company's success in developing its video services business and in developing, introducing and shipping new products and product enhancements, the Company's success in accurately forecasting demand for new orders (which may have short lead-times before required shipment), product mix, percentage of revenues derived from OEMs versus distributors or resellers, new product introductions and price reductions by its competitors, the efforts of OEMs, distributors, resellers, and other third parties on behalf of the Company, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development and selling, general and administrative expenditures, and general economic conditions.

    Further, a significant portion of the Company's expenses are fixed. The Company expects that operating expenses will increase in the future to fund expanded operations, including expansion of the Company's broadband video services to telecommunications carriers. To the extent these increased expenses are not accompanied by an increase in revenues or gross margin, as is expected to be the case as the Company expands its broadband video services business, the Company's business, financial condition and results of operations would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter, the Company's results of operations will be below the expectations of public market analysts and investors.

    MARKET ACCEPTANCE OF VIDEO NETWORKING AND BROADBAND VIDEO SERVICES. The Company's success depends on the market acceptance of video networking and broadband video services. Potential end-users must accept video applications as a viable alternative to face-to-face meetings and conventional classroom based learning. New applications, such as the use of video in marketing, selling and manufacturing, are still in the development stage. Additionally, the Company's broadband video services are still in the development stage. The Company has only recently entered into its first contracts with telecommunications service providers to provide broadband video services and does not expect any material revenues from these services to be generated until the second half of 2001. If video networking and broadband video services fail to achieve broad commercial acceptance or such acceptance is delayed, the Company's business, financial condition and results of operations would be materially adversely affected.

    DEPENDENCE ON THIRD PARTY RELATIONSHIPS. The Company currently outsources the manufacturing of its products. The Company relies on several vendors to manufacture certain of its products. If one or more of these manufacturers experiences quality control or other problems, product shipments by the Company may be delayed. If the Company is required to find replacements for its manufacturers, such change could result in short-term cost increases and delays in delivery, which could have a material adverse effect on the Company's business, financial condition and results of operations. There also can be no assurance that the Company will be able to continue to negotiate arrangements with its existing or any future manufacturers on terms favorable to the Company.

    The Company currently sells its products through OEMs, distributors and resellers. The Company's future performance will depend in large part on sales of its products through these distribution relationships, such as Nortel, Bell Atlantic and other key partners. However, such past performance should not be considered a reliable indicator of future performance. Agreements with Nortel and other distribution partners generally provide for discounts based on the Company's list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, some of the entities that distribute the Company's products may compete with the Company. The

Company also cannot assure that an OEM, distributor or reseller will dedicate sufficient resources or give sufficient priority to selling the Company's products. The Company additionally depends on its distribution relationships for most customer support, and expends significant resources to train its OEMs, distributors and resellers to support their customers. These entities can generally terminate the distribution relationship upon 30 days notice for a material breach. The loss of a distribution relationship or a decline in the efforts of a material distributor, or loss in business or cancellation of orders from, significant changes in scheduled deliveries to, or decreases in the prices of products sold to, any of these distribution relationships, could have a material adverse effect on the Company's results of operations.

    LIMITED NUMBER OF LARGE PROJECTS; LENGTHY SALES AND IMPLEMENTATION
CYCLE. The Company depends on a limited number of large end-user projects for a majority of its revenues, which has resulted in, and may in the future result in, significant fluctuations in quarterly revenues. The Company expects that revenues from the sale of products to large end-users will continue to account for a significant percentage of its revenues in any particular quarter for the foreseeable future. Additionally, a significant portion of the Company's sales of video networking products has historically been to government-related agencies, such as military and educational institutions, or third parties using the Company's products on behalf of government agencies. Such government-related customers are often subject to budgetary pressures and may from time to time reduce their expenditures and/or cancel orders. The loss of any major customer, or any reduction or delay in orders by such customer, or the failure of the Company or its distribution partners to market the Company's products successfully to new customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    RAPID TECHNOLOGICAL CHANGE; INDUSTRY STANDARDS AND REGULATIONS. Rapid technological change and evolving industry standards characterize the market for the Company's products. The Company's success will depend, in part, on its ability to maintain its technological leadership and enhance and expand its existing product and services offerings. The Company's success also will depend in part upon its ability and the ability of its strategic partners to comply with evolving industry standards. The Company's products must meet a significant number of domestic and international video, voice and data communications regulations and standards, some of which are evolving as new technologies are deployed. The Company's products are currently in compliance with applicable regulatory requirements. However, as standards evolve, the Company must modify its products, or develop and support new versions of its products. In addition, telecommunications service providers require that equipment connected to their networks comply with their own standards, which may vary from industry standards.

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

    DEPENDENCE ON SUPPLIERS. Several critical components used in the Company's products, including certain custom and programmable semiconductors are currently available only from single suppliers. The Company does not have long-term agreements with these suppliers, and they are not obligated to provide components to the Company for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Qualifying additional suppliers is a time consuming and expensive process, and there is a greater likelihood of problems arising during a transition period to a new supplier. There can be no assurance that the existing suppliers will continue to meet the Company's requirements for these components. Any interruption in the supply of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable period of time, or any excessive rework costs associated with defective components or process errors, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    VOLATILITY OF STOCK PRICE. The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the company's stock price and a resulting securities class action suit. The stock price may also be affected by broader market trends unrelated to the Company's performance. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

    COMPETITION; INDUSTRY CONSOLIDATION. Many of the Company's actual and potential competitors have greater name recognition, a larger installed base of networking products and strong relationships with end users, more extensive engineering, manufacturing, marketing and distribution capabilities, and greater financial, technological and personnel resources than the Company. The networking industry is undergoing a period of consolidation in which companies, including some of the Company's competitors, are participating in business combinations, resulting in competitors with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products and services noncompetitive or obsolete.

    RELIANCE ON INTELLECTUAL PROPERTY. The Company's success and ability to compete in the video networking industry depends, in part, upon its ability to protect its proprietary technology and to operate without infringing the proprietary rights of others. The Company does not rely on patent protection for, and does not hold, any patents relating to its products, although it is engaged in preparing patent applications related to its recently developed video services technology. The Company's adherence to industry-wide technical standards and specifications may limit the Company's opportunities to provide proprietary product features. The Company currently licenses certain technology from third parties and plans to continue to do so in the future. The commercial success of the Company will depend, in part, on its ability to continue to obtain licenses to third-party technology for use in its products.

    The Company currently relies upon a combination of trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The Company also enters into confidentiality and invention assignment agreements with its employees and enters into non-disclosure agreements with its suppliers, distributors and customers to limit access to and disclosure of its proprietary information. There can be no assurance that the pending patent applications will be successful, or that these statutory and contractual arrangements will be sufficient to deter misappropriation of the Company's proprietary technologies or that independent third parties will not develop similar or superior technologies. The development of alternative technologies by third parties could adversely affect the competitiveness of the Company's products. In addition, the laws of some foreign countries do not provide the same degree of protection of the Company's proprietary information as do the laws of the United States.

    The commercial success of the Company also will depend, in part, on the Company not breaching its current and future licenses of third-party technology used in certain of the Company's products. The Company is, however, subject to the risk of litigation alleging infringement of third party intellectual property rights from both its licensed and proprietary technology. A number of companies have developed technologies or received patents on technologies that may be related to or be competitive with the Company's technologies. The Company has not conducted a patent search relating to the technology used in its products. In addition, since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, would relate to the Company's products. Given the rapid development of technology in the video networking industry, there can be no assurance that the Company's existing or future products will not infringe upon the existing or future proprietary rights of others. Also, the Company's lack of patents may inhibit the Company's ability to negotiate or obtain licenses from or oppose patents of third parties, if necessary. Further, the Company is subject to the risk of litigation alleging infringement of third party intellectual property rights from both its licensed and proprietary technology. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits of such claims. The Company may be required by contract or by statutory implied warranties to indemnify its distribution partners and end-users against third-party infringement claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost, or at all. The defense of any lawsuit could result in time-consuming and expensive litigation, damages, license fees, royalty payments and restrictions on the Company's ability to sell its products, any of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

    DEPENDENCE ON KEY PERSONNEL; ABILITY TO ATTRACT AND RETAIN PERSONNEL. The Company's success is significantly dependent on the contributions of a number of its key personnel. The loss of the services of any of its key personnel could have a material adverse effect on the Company. The Company believes that its future success also will depend upon its ability to attract and retain additional highly skilled technical, managerial, manufacturing, sales and marketing personnel. Competition for these personnel is intense. There can be no assurance that the Company will be able to anticipate accurately, or to obtain, the personnel that it may require in the future.

    CONTROL BY INSIDERS. As of November 10, 2000, the Company's executive officers, directors and their affiliates beneficially owned approximately 7,600,846 shares or 34.1% of the outstanding shares of the Company's common stock. As a result, these persons may have the ability to effectively control the Company and direct its affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of these stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of common stock.

    FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING. The Company currently anticipates that its available cash resources combined with funds from the Company's existing line of credit, will be sufficient to meet its presently anticipated working capital, capital expenditure requirements and general corporate purposes, including expansion of the Company's broadband video services, for at least the next 12 months. In the future, the Company may need to raise additional funds through the issuance of equity securities. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk exposures as set forth in its Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, have not materially changed.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
       3.1              Amended and Restated Certificate of Incorporation(1)
       3.1(i)           Certificate of Ownership and Merger, effective August 3,
                          1998(2)
       3.1(ii)          Certificate of Designation of Series A Convertible Preferred
                          Stock(4)
       3.2              Amended Bylaws of the Registrant(3)
       4.1              Specimen Common Stock Certificate(2)
       4.2              Specimen Series A Convertible Preferred Stock Certificate(4)
      11.1              Statement of Computation of Earnings (Loss) Per Share(5)
      27.1              Financial Data Schedule

------------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No, 333-38755, declared effective on April 29, 1998, incorporated herein by reference.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, as amended, as filed on April 29, 1999, incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the period ended December 31, 1999, as filed on April 5, 2000, incorporated herein by reference.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed on August 14, 2000, incorporated herein by reference.

(5) See Note 3 to Condensed Consolidated Financial Statements.

    (b) Reports on Form 8-K

       No Reports on Form 8-K were filed by the Registrant during this period.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000                                FVC.COM, INC.

                                                       By:               /s/ RANDY ACRES
                                                            -----------------------------------------
                                                                           Randy Acres
                                                             CHIEF FINANCIAL OFFICER (DULY AUTHORIZED
                                                               OFFICER AND PRINCIPAL FINANCIAL AND
                                                                       ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
       3.1              Amended and Restated Certificate of Incorporation(1)
       3.1(i)           Certificate of Ownership and Merger, effective August 3,
                          1998(2)
       3.1(ii)          Certificate of Designation of Series A Convertible Preferred
                          Stock(4)
       3.2              Amended Bylaws of the Registrant(3)
       4.1              Specimen Common Stock Certificate(2)
       4.2              Specimen Series A Convertible Preferred Stock Certificate(4)
      11.1              Statement of Computation of Earnings (Loss) Per Share(5)
      27.1              Financial Data Schedule

------------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No, 333-38755, declared effective on April 29, 1998, incorporated herein by reference.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, as amended, as filed on April 29, 1999, incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the period ended December 31, 1999, as filed on April 5, 2000, incorporated herein by reference.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed on August 14, 2000, incorporated herein by reference.

(5) See Note 3 to Condensed Consolidated Financial Statements.