Form 10-K
period 2000-12-31
FIRST VIRTUAL COMMUNICATIONS INC
filed 2001-04-02
CIK 920317

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                            ------------------------

                        COMMISSION FILE NUMBER 000-23305

                            ------------------------

                       FIRST VIRTUAL COMMUNICATIONS, INC.

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

    As of February 28, 2001 there were 17,447,112 shares of the registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq National Market on February 28, 2001) was approximately $19,000,000. Shares of the registrant's Common Stock held by each executive officer, director and holder of five percent or more of the registrant's Common Stock outstanding as of February 28, 2001 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Designated portions of the registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

    IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN THIS REPORT, THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT") THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," ANTICIPATES," "EXPECTS," AND WORDS OF SIMILAR IMPORT. SUCH FORWARD-LOOKING STATEMENTS WILL HAVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE RISK FACTORS SET FORTH BELOW, UNDER "OVERVIEW," "RISK FACTORS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS FORM 10-K. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

OVERVIEW

    Founded in 1993, First Virtual Communications, Inc., a Delaware corporation ("First Virtual Communications" or the "Company"), is a leader in rich media communications solutions, providing systems and services that enable system integrators and service providers to deliver an integrated suite of collaboration applications to their enterprise customers. First Virtual Communications also delivers solutions directly to corporate and public sector enterprises. The Company's flagship product, Click to Meet-TM-, is a high quality, face-to-face communications platform for e-collaboration designed to seamlessly integrate video and audio telephony, data collaboration, and streaming across IP, ISDN, DSL, and ATM networks. Click to Meet provides an optimal platform for delivering a new generation of video enabled B2B web applications, for commerce, distance learning, telemedicine, federal and state governments, and the judiciary.

    With over seven years of pioneering work in broadband video, First Virtual Communications is a leading provider of video networking hardware, software and services. Historically, the Company has focused on providing video networking systems to the government, education and healthcare markets, both through direct and indirect sales. First Virtual Communications' strategic partners include Accord, Adaptive Broadband, Alcatel, Ameritech, AT&T, British Telecommunications plc, Cisco Systems, Inc., China Telecom, CUseeMe Networks, EDS, Ezenia!, France Telecom, Ideal Technology Solutions, Nortel Networks, Polycom, Qwest Communications, SBC Communications Inc., Shanghai Telecom, Telstra, Verizon Communications, and other leading companies worldwide.

    The Company is leveraging its leadership position in broadband video networking to capitalize on the rapidly emerging opportunity in rich media communications. The Company addresses this opportunity by providing a full range of products and integration services aimed at delivering a centralized and simplified management platform, that will address video and audio telephony, data collaboration, and streaming over various network topologies. These platforms are targeted at service providers as well as the corporate enterprise.

    The Company's management team brings significant networking and technology industry experience to First Virtual Communications and was substantially strengthened during 2000. During the past year, Ralph Ungermann (Founder and Chairman of the Board) assumed the additional responsibility of Chief Executive Officer. The Company added a new Chief Marketing Officer, Ruth Cox, a new Chief Financial Officer, Randy Acres, and a new Executive Vice President of Operations, James Griffin.

INDUSTRY BACKGROUND

    In recent years, Internet infrastructure has evolved to meet the requirements of new and emerging Internet applications, such as the integration of voice and data. Until recently, however, the technologies employed in the Internet infrastructure were unable to differentiate between data transmission bursts and video streams. Therefore, the Internet was unable to support high quality video networking applications. These hindrances have historically limited an end user's ability to deploy and utilize interactive applications that simultaneously involve data and high quality video applications. Over the past year, however, the acceleration of the following four key market drivers has significantly enhanced the opportunity for the Company's products and services.

    - PROLIFERATION OF RICH MEDIA COMMUNICATIONS. Defined as communications that include more than one media type (such as video or audio telephony, streaming or data collaboration), rich media is a burgeoning field that combines the attributes of the Internet, television, and radio into one medium. According to First Albany, a financial analysis firm, the rich media market is expected to grow to $34 billion by 2004 (Compound Annual Growth Rate of 53%). Rich media is being deployed in a wide variety of scenarios and improves the effectiveness of collaboration, training, advertising, sales and marketing functions, online services and self help applications. Companies using rich media communications should achieve cost reductions in the form of improved productivity, reduced expenses, reduced customer contact and support requirements, and reduced customer response errors.

    - DECLINE IN PRICE OF BROADBAND ACCESS. Companies are now able to purchase broadband access to the Internet at a fraction of the cost compared to one year ago. Since rich media communications generally require higher bandwidth, the cost of the bandwidth is now less of a barrier. As a result more companies are embracing rich media communications.

    - PROLIFERATION OF BROADBAND NETWORKS. According to Ryan, Hankin & Kent, a market research and consulting firm, Internet and other traffic requirements will increase by over 4,000% between 1999 and 2003. Because of this great increase in network capacity, telecommunications carriers are moving rapidly to exploit the plentiful and inexpensive bandwidth of their networks by adding video services to existing voice and data offerings. In addition to increased quality, video transmission over broadband networks costs a fraction of transmission over traditional ISDN networks. According to our estimates, telecommunications carriers realize transmission cost savings of up to 70% to 80%, based on the lower cost of using a broadband network compared to the higher costs of using ISDN connections. As a result, carriers now have greater ability to offer customers bandwidth-intensive applications such as videoconferencing, video broadcast and video on demand.

    - DECLINE IN COST OF DESKTOP VIDEO ENDPOINTS. Over the past year, a number of companies introduced consumer-grade desktop video cameras for less than $100 each, and some companies have introduced professional grade desktop video cameras for less than $1,000 each. As with other communications products--such as cellular phones, which were prohibitively expensive at the time of their introduction, but which dropped in price and increased in functionality over time--the reduction in price and increase in functionality in desktop video endpoints also is driving demand for video applications.

THE COMPANY'S PRODUCTS AND TECHNOLOGY

    The Company is a leading worldwide provider of simple, integrated rich media communications solutions for enterprises and service providers. The Company offers a broad range of internally developed products (hardware and software) and integrates them with a wide variety of third party products to deliver a comprehensive rich media solution to our customers.

PRODUCTS

    - CLICK TO MEET--Providing turnkey, rich media communications systems and services, Click to Meet enables organizations to leverage their converged broadband networks for face-to-face e-collaboration. Using Click to Meet, organizations can enhance existing processes with two-way video, streaming and Web collaboration thereby reducing travel costs, improving productivity, and preserving long distance business relationships. Click to Meet is a complete end-to-end broadband video solution that gives users point-and-click access to ad-hoc and scheduled video calls, streams, conferences and data collaboration across many types of networks, including IP, ATM, ISDN, and DSL, through a web-based video communications portal.

    - INTERACTIVE VIDEO PRODUCTS--First Virtual Communications manufactures a range of products that deliver rich media communications over broadband networks, including:

       - A video interface unit that converts ISDN-based video room systems and desktops to run over ATM networks at rates up to T1 speeds;

       - A scalable video gateway that inter-connects IP, ISDN and ATM;

       - H.321 (ATM) and H.323 (IP) room and desktop systems;

       - An inexpensive software-based H.323 two-way video player;

       - A range of ATM and IP multi-point conference bridges, provided through technology partnerships with other leading companies; and

       - A flexible MPEG-2 video room system that supports the most demanding distance learning and telemedicine video calls.

    - STREAMING AND BROADCAST PRODUCTS--First Virtual Communications manufactures a family of scalable broadband video storage servers, broadcast servers and video kiosks for ATM environments that deliver MPEG-1 and MPEG-2 video streams. First Virtual Communications also manufactures flexible streaming servers for IP networks that support MPEG-1 and lower bit rates.

    - BROADBAND ACCESS DEVICES--First Virtual Communications' multi-service access switch is an integral component of most enterprise video deployments, providing specific optimizations for delivering video over ATM according to ATM Quality of Service (QoS) standards. First Virtual Communications' access switch offers a broad range of LAN and WAN interface options, making it the most cost-effective solution for multi-service branch office access.

PROFESSIONAL SERVICES

    Always on the leading edge of advanced Internet technologies, First Virtual Communications applies the highest possible level of professionalism to project design, implementation and support. The Company's Professional Services Organization (PSO) plays a critical role, offering project management, project coordination, implementation design and engineering, quality control and training groups.

THE COMPANY'S STRATEGY

PROVIDE THE APPLICATIONS THAT FACILITATE INTEGRATION OF MULTIPLE RICH MEDIA COMMUNICATION PRODUCTS AND NETWORKS

    Since its inception, the Company has developed a leadership position in broadband video networking, especially over ATM. The Company's solutions include multi-point videoconferencing and streaming. The Company is now focused on bringing products to market that cover all broadband network types, particularly IP, ISDN, ATM, and DSL. The Company is leveraging its video networking expertise to create products that seamlessly integrate across network standards, alleviating the burden of integration from the customer.

    The Company is extending its expertise into rich media communications so that multiple products can be launched and controlled from the same web-based browser that controls the application. Integrated products include video telephony, audio telephony, video and audio streaming, and data collaboration.

MAKE PRODUCTS SIMPLE TO DEPLOY, SUPPORT, AND USE

    Historically, the interfaces used to place a videoconferencing call have been proprietary and difficult to use, requiring the user to manually input a variety of complex and indiscernible information about the call, including such variables as network type, transmission speed and connection bandwidth. The development of web-based user interfaces allows for the point and click simplicity of a typical web-based browser. This simplifies the process and allows rich media communications to be initiated with a single click on a directory name, similar to the simple user experience of sending an email.

INTEGRATE BEST OF BREED PRODUCTS THROUGH OPEN SYSTEMS AND STANDARDS

    A complete rich media communications solution could consist of the integration of many different products. While it is not the intention of the Company to develop and manufacture all of these products, the Company's strategy is to partner with the industry leaders who deliver the best of breed products. The Company has an open platform, providing support for integration into other solutions. The Company thus adds value through the development of its own products, as well as through integration with existing third-party products.

EXPLOIT LARGE UNDER-SERVED MARKET OPPORTUNITY

    Massive infrastructure upgrades by carriers and corporations are being driven by the growing need for bigger pipes to carry data applications, and, in particular, Internet access. Established telecommunications and networking companies have yet to develop a high level of expertise in broadband video networking to service the corporate market. The Company believes that rich media applications will benefit from the build-out of broadband data networks and that these applications are likely to become a strategic revenue source for carriers, as voice and data increasingly become commodity services. Due to its extensive experience with broadband video networking, the Company believes that it is well-positioned to capitalize on this opportunity.

EXPAND DEPLOYMENT OF IP-BASED VIDEO NETWORKING PRODUCTS

    In order to capitalize on the overall growth in the networking market and the trend towards the deployment of end-to-end IP networks, the Company has expanded its product development focus into the IP environment. In 1998, First Virtual Communications introduced one of the first IP to ISDN to ATM gateways and an IP-based product for video streaming and video-on-demand. The Company's current and future product development plans reflect an increased emphasis on IP-based products. Click to Meet is an IP-centric rich media communications platform.

MARKETING, SALES AND CUSTOMER SUPPORT

    The Company believes that two significant growth areas for its rich media products and services are service providers and enterprises. The Company's products take advantage of broadband networks being implemented in these environments to achieve high quality video transmission and provide a simple, integrated rich media communications portal.

    The Company markets its products to business customers, government users and educational providers through its internal sales force and indirect sales channels. The Company's internal sales force uses the Company's video technology to directly qualify and stimulate end-user demand, as well as to manage the Company's strategic relationships with Value Added Resellers (VARs) and systems integrators. A significant portion of the Company's sales to date have been fulfilled through the Company's original equipment manufacturers (OEMs), including Nortel Networks. Sales through Nortel Networks (including Bay Networks) represented approximately 6% of the Company's total sales in 2000, 29% in 1999 and 39% in 1998. OEM's either sell and install the Company's products directly or work with leading system integrators to sell and install the Company's products. Systems integrators qualified to sell and install the Company's products include Verizon, BT, EDS, France Telecom, Global Telemedics, IBM, SBC Communications, Clover, and Telindus.

    The Company has international offices in the United Kingdom, France, Germany, and Italy. First Virtual Communications also has authorized resellers in Finland, Hong Kong, The People's Republic of China, Saudi Arabia, and the Netherlands. For the years ended December 31, 2000, 1999 and 1998, approximately 12%, 14% and 21%, respectively, of the Company's sales were generated from customers outside of the United States.

RESEARCH AND DEVELOPMENT

    Since its inception, the Company has recognized that a strong technical base is essential to its long-term success and has made a substantial investment in research and development. To date, the Company has aggressively brought a wide range of products into the marketplace. The Company intends to continue to make substantial investments in product development and to participate in the development of industry standards. The Company monitors changing customer needs and works closely with its OEM partners, end-user customers and market research organizations to track changes in the marketplace, including emerging industry standards in both networking and video. The Company intends to maintain its product development focus on products for the two-way video broadband networking market.

    The Company's research and development expenditures totaled $12.5 million, $10.2 million, and $9.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company performs its research and product development activities primarily at its headquarters in Santa Clara. During the past year, the Company also opened a research and development center in India, which the Company believes will improve the time-to-market of new products.

COMPETITION

    The rich media communications industry is extremely competitive. There are multiple companies that have separate offerings for video telephony, audio telephony, data collaboration, and streaming. While there is no one competitor that currently offers all aspects of a rich media solution in an integrated platform, the Company believes that several companies are developing such products. These competitors include PictureTel/1414c, Polycom/Accord, WireOne, RADVision, and Genesys.

    The Company faces competition from companies that have products in related areas. The Company could encounter new competition if companies that distribute the Company's products, or whose interactive video equipment is used together with the Company's products, develop or acquire video networking technologies or products.

    In order to compete effectively, the Company must offer an end-to-end solution, provide high-performance products and services that comply with applicable standards and are easy to use, and expand its product distribution channels domestically and internationally. In addition, the Company expects price competition to escalate in the rich media communications industry which may force the Company in the future to lower product prices on a regular basis and add new products and features without increasing prices. The Company may not be able to compete successfully in such a price competitive environment.

MANUFACTURING

    The Company uses third-party manufacturers to perform materials planning, production scheduling, mechanical assembly, board testing, system integration, burn-in, final system testing and distribution of its products to customers. The Company's operations staff develops manufacturing strategies and qualifies manufacturing processes and suppliers. The Company and its contract manufacturers work together to reduce manufacturing costs and to resolve quality control issues. The Company's manufacturing strategy enables it to leverage the manufacturing capabilities of its third-party manufacturers, while allowing the Company to focus on its core competencies of rapid product development and deployment. If one or more of the Company's manufacturers experiences quality or other problems, product shipments by the Company may be delayed. If the Company is required to replace its manufacturers, such a change could result in short-term cost increases and delays in delivery that could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's supply chain, including reserve inventory buffer stock of critical components, may not be sufficient to meet increases in demand occurring simultaneously with delayed deliveries from manufacturers. The Company may not be able to negotiate acceptable arrangements with its existing or future manufacturers, or negotiate arrangements that will be on terms favorable to the Company.

EMPLOYEES

    As of February 28, 2001, the Company employed 148 individuals full-time. In addition, the Company employs a number of temporary, contract employees. The Company's employees are not represented by a collective bargaining agreement and the Company believes its relationships with its employees are good.

RISK FACTORS

    In addition to the other information provided in this report, the following risk factors should be considered in evaluating the Company and its business.

LIMITED OPERATING HISTORY; CUMULATIVE LOSSES

    The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company was incorporated in October 1993, first shipped its video networking products in 1995 and first announced its video services business in 1999. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets and companies experiencing rapid growth and expansion. To address these risks, the Company must, among other things, continue to achieve market acceptance for its products, maintain technological leadership, respond to evolving markets and competition, and attract, retain and motivate qualified employees. The Company may not be successful in addressing these risks. The Company has incurred operating losses in each quarter since it commenced operations. The Company expects to continue to devote substantial resources to expand our research and development and sales and marketing activities. As a result, the Company expects that it will incur operating losses for the foreseeable future.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

    The Company has experienced, and is likely to experience in the future, fluctuations in revenues, gross margins and operating results. Various factors contribute to the fluctuations in revenues, gross margins and operating results, including the Company's success in developing its rich media business and in developing, introducing and shipping new products and product enhancements, the Company's success in accurately forecasting demand for new orders, which may have short lead-times before required shipment, product mix, percentage of revenues derived from OEM's, versus distributors or resellers, new product introductions and price reductions by its competitors, the efforts of OEM's, distributors, resellers, and other third parties on behalf of the Company, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development and selling, general and administrative expenditures, and general economic conditions. Further, a significant portion of the Company's expenses are fixed. The Company expects that operating expenses will increase in the future to fund expanded operations. To the extent these increased expenses are not accompanied by an increase in revenues or gross margin, the Company's business, financial condition and results of operations would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter, as in past quarters, the Company's results of operations will be below the expectations of public market analysts and investors.

MARKET ACCEPTANCE OF RICH MEDIA AND BROADBAND VIDEO SERVICES

    The Company's success depends on the market acceptance of rich media and broadband video services. Potential end-users must accept video applications as a viable alternative to face-to-face meetings and conventional classroom based learning. New applications, such as the use of video in marketing, selling and manufacturing, are still in the development stage. The Company has only recently entered into its first contracts with telecommunications service providers to provide broadband video services and does not expect any material revenues from these services to be generated until the second half of 2001. If rich media and broadband video services fail to achieve broad commercial acceptance or such acceptance is delayed, the Company's business, financial condition and results of operations would be materially adversely affected.

DEPENDENCE ON THIRD PARTY RELATIONSHIPS

    The Company currently outsources the manufacturing of its products. The Company relies on several vendors to manufacture certain of its products. If one or more of these manufacturers experiences quality control or other problems, product shipments by the Company may be delayed. If the Company is required to find replacements for its manufacturers, this could result in short-term cost increases and delays in delivery, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may not be able to continue to negotiate arrangements with its existing or any future manufacturers on terms favorable to the Company. The Company currently sells its products through OEMs, distributors and resellers. The Company's future performance will depend in large part on sales of its products through these distribution relationships, such as SBC Communications, Verizon and other key partners. However, such past performance should not be considered a reliable indicator of future performance. Agreements with distribution partners generally provide for discounts based on the Company's list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, some of the entities that distribute the Company's products may compete with the Company. The Company also cannot assure that an OEM, distributor or reseller will dedicate sufficient resources or give sufficient priority to selling the Company's products. The Company additionally depends on its distribution relationships for most customer support, and expends significant resources to train its OEMs, distributors and resellers to support their customers. These entities can generally terminate the distribution relationship upon 30 days notice for a material breach. The loss of a distribution relationship or a decline in the efforts of a material distributor, or loss in business or cancellation of orders from, significant changes in scheduled deliveries to, or decreases in the prices of products sold to, any of these distribution relationships, could have a material adverse effect on the Company's results of operations.

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

    The Company's ability to compete successfully also is dependent upon the continued compatibility and interoperability of its products with products and architectures offered by various vendors. The Company's business, financial condition and results of operations would be materially adversely affected if it were unable in a timely manner to comply with evolving industry standards or to address compatibility issues. In addition, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. The announcement of product enhancements or new product or service offerings could cause customers to defer purchasing the Company's products. In addition, the Company has experienced delays in the introduction of new products in the past and may experience such delays in the future. The failure of the Company to introduce successfully new products, product enhancements or services, or customer delays in purchasing products in anticipation of new product introductions or because of changes in industry standards, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

VOLATILITY OF STOCK PRICE

    The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations, as they have at times in the past, there could be an immediate impact on the company's stock price and a resulting securities class action suit. The stock price may also be affected by broader market trends unrelated to the Company's performance. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

RELIANCE ON INTELLECTUAL PROPERTY

    The Company's success and ability to compete in the video networking industry depends, in part, upon its ability to protect its proprietary technology and to operate without infringing the proprietary rights of others. The Company does not rely on patent protection for, and does not hold, any patents relating to its products, although it has filed one patent application related to its recently developed video services technology. The Company's adherence to industry-wide technical standards and specifications may limit the Company's opportunities to provide proprietary product features. The

Company currently licenses certain technology from third parties and plans to continue to do so in the future. The commercial success of the Company will depend, in part, on its ability to continue to obtain licenses to third-party technology for use in its products. The Company relies upon a combination of trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The Company also enters into confidentiality and invention assignment agreements with its employees and enters into non-disclosure agreements with its suppliers, distributors and customers to limit access to and disclosure of its proprietary information. There can be no assurance that the pending patent applications will be successful, or that these statutory and contractual arrangements will be sufficient to deter misappropriation of the Company's proprietary technologies or that independent third parties will not develop similar or superior technologies. The development of alternative technologies by third parties could adversely affect the competitiveness of the Company's products. In addition, the laws of some foreign countries do not provide the same degree of protection of the Company's proprietary information as do the laws of the United States. The commercial success of the Company also will depend, in part, on the Company not breaching its current and future licenses of third-party technology used in certain of the Company's products. The Company is, however, subject to the risk of litigation alleging infringement of third party intellectual property rights from both its licensed and proprietary technology. A number of companies have developed technologies or received patents on technologies that may be related to or be competitive with the Company's technologies. The Company has not conducted a patent search relating to the technology used in its products. In addition, since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, would relate to the Company's products. Given the rapid development of technology in the video networking industry, there can be no assurance that the Company's existing or future products will not infringe upon the existing or future proprietary rights of others. Also, the Company's lack of patents may inhibit the Company's ability to negotiate or obtain licenses from or oppose patents of third parties, if necessary. Further, the Company is subject to the risk of litigation alleging infringement of third party intellectual property rights from both its licensed and proprietary technology. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits of such claims. The Company may be required by contract or by statutory implied warranties to indemnify its distribution partners and end-users against third-party infringement claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost, or at all. The defense of any lawsuit could result in time-consuming and expensive litigation, damages, license fees, royalty payments and restrictions on the Company's ability to sell its products, any of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

DEPENDENCE ON KEY PERSONNEL; ABILITY TO ATTRACT AND RETAIN PERSONNEL

    The Company's success is significantly dependent on the contributions of a number of its key personnel. The loss of the services of any of its key personnel could have a material adverse effect on the Company. The Company believes that its future success also will depend upon its ability to attract and retain additional highly skilled technical, managerial, manufacturing, sales and marketing personnel. Competition for these personnel is intense. The Company may not be able to anticipate accurately, or to obtain, the personnel that it may require in the future.

CONTROL BY INSIDERS

    As of February 28, 2001, the Company's executive officers, directors and their affiliates beneficially owned approximately 7,428,874 shares, or 33%, of the outstanding shares of the Company's Common Stock, including securities owned by such persons or entities that are convertible into the Company's Common Stock. As a result, these persons may have the ability to effectively control the Company and direct its affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of these stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of Common Stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of Common Stock.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

    The Company currently anticipates that its available cash resources combined with funds from the Company's existing line of credit, will be sufficient to meet its presently anticipated working capital, capital expenditure requirements and general corporate purposes for the next 12 months. In the future, the Company may need to raise additional funds through the issuance of equity securities. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. Additional financing may not be available when needed or on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results.

ITEM 2. PROPERTIES.

    The Company is headquartered in Santa Clara, California, where it leases approximately 48,000 square feet of space that houses administrative, sales and marketing, customer service, operations and product development activities. The space is occupied pursuant to an operating lease that expires in 2009. Additionally, the Company has rental agreements for small sales offices in the United States, Europe and Asia. Rental expense under these facility leases for the year ended December 31, 2000 was approximately $1.2 million. The Company believes that its existing facilities are adequate to meet current needs.

ITEM 3. LEGAL PROCEEDINGS.

    On or about April 9, 1999, several purported class action suits were filed in the United States District Court for the Northern District of California (the "Court") alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company's reporting of its financial results for the period ended December 31, 1998. The Court dismissed these actions without leave to amend on February 14, 2000. The plaintiffs filed a notice of appeal with the Ninth U.S. Circuit Court of Appeals on March 29, 2000. The appeal has been fully briefed by all parties and no date for oral argument has yet been set.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "FVCX." The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock on the Nasdaq National Market.

                                                                  HIGH           LOW
                                                              -------------   ----------
1999
  First Quarter.............................................  $15 3/8         $10
  Second Quarter............................................  $13 3/4         $3 3/4
  Third Quarter.............................................  $15 5/16        $6
  Fourth Quarter............................................  $15 15/16       $9

2000
  First Quarter.............................................  $25 3/5         $8
  Second Quarter............................................  $17 9/10        $4 1/4
  Third Quarter.............................................  $8 2/5          $4 1/2
  Fourth Quarter............................................  $5 1/2          $ 7/10

    As of February 28, 2001, there were approximately 194 holders of record of the Company's Common Stock. On February 28, 2001, the last sale price reported on the Nasdaq National Market System for the Company's Common Stock was $1.4062 per share.

    The Company has never declared or paid any cash dividends on its capital stock. The Company intends to retain any future earnings to support operations and to finance the growth and development of the Company's business and does not anticipate paying cash dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents summary selected historical data of the Company as of and for each of the five years in the period ended December 31, 2000.

                                                               YEAR ENDED DECEMBER 31
                                                ----------------------------------------------------
                                                  2000       1999       1998       1997       1996
                                                --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues......................................  $ 40,011   $ 45,700   $37,251    $18,771    $12,093
Cost of revenues..............................    22,831     28,851    19,220     10,466      6,547
                                                --------   --------   -------    -------    -------
  Gross profit................................    17,180     16,849    18,031      8,305      5,546
                                                --------   --------   -------    -------    -------
Operating expenses:
  Research and development....................    12,517     10,170     9,463      5,420      2,930
  Selling, general and administrative.........    24,507     21,633    11,878      6,997      4,886
  Acquired in-process research and
    development...............................        --         --     4,664         --         --
                                                --------   --------   -------    -------    -------
    Total operating expenses (1)..............    37,024     31,803    26,005     12,417      7,816
                                                --------   --------   -------    -------    -------
Operating loss................................   (19,844)   (14,954)   (7,974)    (4,112)    (2,270)

Other income (expense), net...................     1,187        646       (42)      (216)        27
Minority interest in consolidated
  subsidiary..................................      (130)       (20)       --         --         --
                                                --------   --------   -------    -------    -------
Net loss......................................  $(18,787)  $(14,328)  $(8,016)   $(4,328)   $(2,243)
                                                ========   ========   =======    =======    =======
Net loss per share:
  Basic and diluted (2).......................  $  (1.09)  $  (0.87)  $ (0.69)   $ (1.44)   $ (1.14)
Shares used to compute net loss per share:
  Basic and diluted (2).......................    17,205     16,433    11,541      3,012      1,974

                                                                 DECEMBER 31
                                             ----------------------------------------------------
                                               2000       1999       1998       1997       1996
                                             --------   --------   --------   --------   --------
                                                                (IN THOUSANDS)
Cash, cash equivalents and short-term
  investments..............................  $ 23,928   $  8,821   $ 26,748   $  2,500   $    676
Working capital............................    31,729     21,878     32,939      1,891      1,046
Total assets...............................    46,941     40,199     51,165     11,104      5,432
Total debt.................................       119        228      1,665      3,466      1,312
Accumulated deficit........................   (55,665)   (36,878)   (22,550)   (14,534)   (10,206)
Total stockholders' equity.................    36,730     27,812     38,613      1,909      2,074

------------------------

(1) Operating expenses included non-cash employee stock compensation charges of $267,000, $493,000, $1.2 million, $1.1 million, and $339,000 for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

(2) See Note 1 to the consolidated financial statements for an explanation of the computation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the company should be read in conjunction with the financial statements and the notes thereto included in Item 8 of this Form 10-K. In addition to the historical information contained in this item, this item contains forward looking statements within the meaning of Section 27(a) of the Securities Act and Section 21(e) of the Exchange Act that involved risks and uncertainties. These forward looking statements include, without limitation, statements containing the words "believe," "anticipates," "expects," and words of similar import. Such forward looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the risk factors set forth above in "business/overview," "business/risk factors," the risk factors set forth in this item and elsewhere in this Form 10-K. The Company assumes no obligation to update any forward looking statements contained herein.

OVERVIEW

    The Company provides equipment and services that enable the delivery of video applications over broadband communications networks. The Company was incorporated in California in October 1993 and reincorporated in Delaware in December 1997. The Company first shipped its video networking products in 1995 and announced its video services product offering in September 1999.

    The Company's revenues in 2000 resulted from the sale of video networking systems and services to enterprise customers and to telecommunications service providers. The Company's internal sales force qualifies and stimulates end-user demand, and manages the Company's strategic relationships with its distribution partners, including OEMs, VARs and systems integrators. In 2000, more than 43% of the Company's revenue was derived through its distribution partners, including EDS, Verizon, Avaya, Williams Communications, Dataserv, AT&T, Clover Technologies and Total Systems Integration. In 1999, more than 75% of the Company's revenue was derived through its distribution partners, including Ameritech (a subsidiary of SBC Communications, Inc.), Bell Atlantic, BT, Cisco, EDS, France Telecom, Ingram Micro, IBM, Nortel, Qwest and Telstra. In 2000, the Company recorded $40.0 million in net revenues, a decrease of 12% compared to the previous year.

    The Company maintains sales offices in the United Kingdom, France, Germany, and Italy, and distributes its products under the FVC.COM name in both Europe and Asia through resellers and distributors in more than 25 countries. For the years ended December 31, 2000, 1999 and 1998, approximately 12%, 14% and 21%, respectively, of the Company's sales were generated from customers outside of the United States. The Company expects that sales from shipments to customers outside of the United States will continue to represent a significant portion of its future revenues. In addition, the Company believes that a small portion of its sales through OEMs, resellers and integrators are ultimately sold to international end-users. Revenues from the Company's international operations are subject to various risks. To date, the Company has not engaged in any foreign currency hedging activity.

    Revenues are recognized upon shipment of products to customers, provided no significant obligations remain, collectibility is probable and returns are estimable. Revenues from sales to certain of the Company's resellers are subject to agreements allowing rights of return and price protection. In these cases, the Company provides reserves for estimated future returns and allowances upon revenue recognition. These reserves are estimated based upon historical rates of returns and allowances, reseller inventory levels, the Company's estimates of sell through by resellers and other related factors. Actual results could differ from these estimates. In the event of the inability to estimate returns from any reseller, the Company defers revenue recognition until the reseller has sold the products to the end-user.

    Advance payments received from customers and gross margin deferred with respect to sales to resellers wherein the Company does not have the ability to estimate returns are recorded as deferred revenue. At December 31, 2000, deferred revenue was $1.1 million, primarily contracts for support and maintenance.

RESULTS OF OPERATIONS

    The following table sets forth certain items from the Company's Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. The data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

                                                                     YEAR ENDED DECEMBER 31
                                                              ------------------------------------
                                                                2000          1999          1998
                                                              --------      --------      --------
Revenues....................................................   100.0%        100.0%        100.0%
Cost of revenues............................................    57.1%         63.1%         51.6%
                                                               -----         -----         -----
  Gross profit..............................................    42.9%         36.9%         48.4%
                                                               -----         -----         -----
Operating expenses:
  Research and development..................................    31.3%         22.3%         25.4%
  Selling, general and administrative.......................    61.2%         47.3%         31.9%
  Acquired in-process research and development..............     0.0%          0.0%         12.5%
                                                               -----         -----         -----
    Total operating expenses (1)............................    92.5%         69.6%         69.8%
                                                               -----         -----         -----
Operating loss..............................................   (49.6)%       (32.7)%       (21.4)%

Other income (expense), net.................................     2.7%          1.3%         (0.1)%
                                                               -----         -----         -----
Net loss....................................................   (46.9)%       (31.4)%       (21.5)%
                                                               =====         =====         =====

    REVENUES. Revenues decreased by $5.7 million, or 12%, to $40.0 million in 2000, from $45.7 million in 1999. Revenue from enterprise customers during the year ended December 31, 2000 declined by $6.3 million, to $31.1 million, principally due to lower sales of the Company's legacy ATM products. This decline was partially offset by an increase in revenue from service providers to $8.9 million, compared to $8.3 million in 1999. This increase was the result of action taken by the Company to establish service providers as a meaningful channel for sales of the Company's products. In 1999, revenue increased by $8.4 million, compared to $37.3 million in 1998, primarily as a result of strong demand for the Company's products and the establishment of the service provider channel.

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

    For the year ending December 31, 2000, gross profit increased by $0.3 million to $17.2 million, or 43% of net revenue, compared to $16.8 million, or 37% of net revenue, in the previous year. In 2000, the Company recorded charges to cost of revenues totaling $2.4 million related to inventory valuation adjustments for certain products. Excluding this charge from the 2000 results, gross profit increased by $2.7 million.

    In 1999, gross profit decreased by $1.2 million to $16.8 million, or 37% of net revenue, from $18.0 million, or 48% of net revenue, in 1998. In 1999, the Company recorded charges totaling $5.0 million to cost of revenues inventory valuation adjustment for certain products and product returns reserves related to certain international resellers. Excluding the charge recorded in 1999, gross margins increased by $3.8 million to $21.9 million or 48% of revenue, compared to the gross profit rate recorded in 1998.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs, cost of contractors and outside consultants, supplies and material expenses, equipment depreciation and overhead costs. Research and development expenses increased to $12.5 million in 2000, an increase of 23% over the $10.2 million recorded in 1999 and an increase of 32%, or $3.1 million, compared to 1998. As a percentage of total revenues, research and development expenses increased to 31.3% in 2000, from 22.3% in 1999 and 25.4% in 1998. The increases in absolute dollars were principally due to the hiring of additional engineers and consultants for product development, including the start up of a new software development organization in Hyderabad, India in the third quarter of 2000, and activities associated with the Company's Click to Meet-TM- product introduced in February 2000. The increase in research and development expenses as a percentage of revenues was due to relatively lower sales compared to research and development expenses. The Company believes that research and development expenses will continue to increase in absolute dollars for the foreseeable future. However, these expenses will fluctuate depending on various factors, including the number and types of development projects.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses (SG&A) include personnel and related overhead costs for sales, marketing, finance, human resources and general management. These expenses also include costs of outside contractors, advertising, trade shows and other marketing and promotional expenses. SG&A increased 13.3% in 2000, to $24.5 million, from $21.6 million in 1999 and $11.9 million in 1998. As a percentage of total revenues, SG&A was 61.2% in 2000, compared to 47.3% in 1999 and 31.9% in 1998. The increase in absolute dollars in 2000 over 1999 and 1999 over 1998 was the result of the expansion of the Company's sales and marketing infrastructure, as well as higher marketing costs associated with advertising and promotional activities, and higher selling costs in 2000 and 1999. The increase in 1999 compared to 1998 also included a charge of $1.2 million to increase the provision for bad debts, related to certain international customers. SG&A includes non-cash compensation charges relating to the Company's employee stock plans of $267,000 in 2000, $493,000 in 1999, and $589,000 in
1998. The increase in SG&A as a percentage of revenues in 2000 compared to 1999 and 1999 compared to 1998 reflected expense increases that exceeded the rate of revenue growth, including increased spending in administrative functions and spending associated with activities in international markets.

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

    The purchase price, including liabilities assumed of $1.8 million, aggregated approximately $7.6 million, of which $4.7 million was allocated to acquired in-process research and development.

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

    The percentage of completion for this project was determined by comparing both effort expended and research and development costs incurred as of August 1998, to the remaining effort to be expended and research and development costs to be incurred, based on management's estimates, to bring the project to technological feasibility. Based on these comparisons, management estimated the project to be approximately 83% complete as of the date of acquisition. The project was substantially completed in December 1998. The effort and costs required to complete the project approximated the estimates made by management at the date of acquisition.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net consists primarily of interest expense relating to the Company's credit facilities and long-term debt, offset in part by interest income earned on short term investments and cash balances. Other income, net totaled $1.2 million in 2000 and $0.6 million in 1999 and other net (expense) was $42,000 in 1998.

    The increase in other income, net in 2000 from 1999 was primarily the result of interest income from the higher average cash balances in 2000 compared to 1999. The change from 1999 to 1998 was primarily due to reduced interest expense on short-term borrowings.

    INCOME TAXES. As of December 31, 2000, the Company had net operating loss carry-forwards for federal tax purposes of approximately $45.9 million. These carry-forwards, if not utilized to offset future taxable income, will expire at various dates beginning in 2013. In addition, under the Tax Reform Act of 1986, the amount of the benefit that can be carried forward may be limited in certain circumstances, including, but not limited to, a cumulative stock ownership change of more than 50% over a three year period, as defined. No benefit has been recorded for income taxes for any of the periods presented as the Company believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it will not be able to realize the benefit of these net operating losses. Thus, a full valuation reserve has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception through the completion of its initial public offering in May 1998, the Company financed its operations primarily through private placements of equity securities and to a lesser extent through certain credit facilities and long-term debt.

    On June 8, 2000, the Company issued 27,437 shares of Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement to Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $27,437,000. The Preferred Stock is convertible into 3,429,625 shares of Common Stock of the Company. The Company also issued a five-year warrant to Vulcan to purchase 850,000 shares of Common Stock at $7.00 per share. On the date of issuance, the warrant had an approximate fair market value of $3,700,000 determined using the Black-Scholes pricing model. The warrant provides anti-dilution protection to Vulcan, including protection in the event the Company issues additional shares of Common Stock at a price less than $7.00 per share, subject to certain exceptions. After fees and expenses, the net proceeds of this issuance of Preferred Stock was $24.2 million.

    As of December 31, 2000, the Company had cash, cash equivalents and short-term investments of $23.9 million and working capital of $31.7 million.

    The Company has used cash in its operating activities primarily to fund losses incurred through December 31, 2000 and to finance its working capital needs.

    Cash used in operating activities totaled $10.6 million in 2000, reflecting the net loss of $18.8 million and an increase in accounts payable of $1.8 million, offset in part by reductions of $1.2 million in inventory, $2.3 million in other current assets, and $3.6 million in accounts receivable. Cash used in operating activities totaled $16.5 million in 1999, reflecting the net loss of $14.3 million and net increases in both inventory and accounts receivable associated with the increase in business activity level in 1999 compared to 1998.

    Cash used in investment activities totaled $17.0 million in 2000, primarily due to purchases of short-term investments of $15.9 million and the acquisition of property and equipment of $1.3 million. Capital expenditures declined from $2.0 million in 1999 to $1.3 million in 2000, and consisted of purchases of computers and related equipment, furniture and fixtures necessary to support the Company's growth. To date, the Company has not made significant outlays for capital expenditures because of its strategy to outsource manufacturing and certain other functions. Cash provided by investment activities totaled
$6.0 million in 1999, primarily the proceeds from the sale of short-term investments of $8.6 million partially offset by the acquisition of property and equipment of $2.0 million. Capital expenditures in 1999 were at the same level as 1998, and consisted of purchases of computers and related equipment, furniture and fixtures necessary to support the Company's growth.

    Cash provided by financing activities was $27.0 million in 2000, and consisted principally of $24.3 million in proceeds from the issuance of preferred stock and $3.0 million from the issuance of Common Stock. Cash provided by financing activities was $1.1 million in 1999, and consisted principally of $2.6 million in proceeds from the sale of common stock through the Company's stock option and stock purchase plans, offset in part by the repayment of $1.3 million in notes payable that were assumed by the Company in the acquisition of ICAST in August 1998.

    The Company believes that its cash, cash equivalents and short term investments of $23.9 million at December 31, 2000, together with existing sources of liquidity, will provide adequate cash to fund its current operations for the next 12 months.

    On March 22, 2001, the Company and CUseeMe Networks, Inc. (CUseeMe) entered into an Agreement and Plan of Merger and Reorganization. The Company expects to issue in the merger shares of its Common Stock that will represent approximately 47% of the outstanding shares of the combined company at an exchange ratio of 1.254.

    However, in order to aggressively pursue business opportunities in the rich media communications business and to have increased flexibility to take advantage of other business opportunities that are not yet known, the Company may be required to seek equity investments from strategic partners and potential strategic partners in the future. Should the Company sell additional equity, the sale may result in dilution to the Company's current stockholders. Should the Company be unsuccessful in its efforts to raise equity from strategic partners, it may seek additional capital from the public and/or private equity markets that will likely result in dilution of the Company's current stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    As of December 31, 2000, the Company held a total of $23.9 million of cash, cash equivalents and short-term investments. These securities, which consist primarily of U.S. government securities, municipal notes and corporate bonds, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels as of December 31, 2000, the decline in fair value of the portfolio would not be material.

    The Company transacts substantially all of its operations in United States dollars and therefore is not subject to fluctuations in foreign exchange rates. Accordingly, the Company currently does not use derivative financial instruments. The Company has no fixed rate obligations except for capitalized leases of approximately $119,000. As such, the Company is not subject to an adverse material impact from changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Company's Consolidated Financial Statements and Notes thereto appear beginning at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There has been no change in the Company's independent accountants during the three most recent fiscal years.

                                    PART III

    CERTAIN INFORMATION REQUIRED IN PART III OF THIS REPORT IS INCORPORATED BY REFERENCE TO THE COMPANY'S PROXY STATEMENT (THE "PROXY STATEMENT") FOR THE COMPANY'S 2000 ANNUAL MEETING OF STOCKHOLDERS. THE PROXY STATEMENT WILL BE FILED WITH THE SEC IN ACCORDANCE WITH REGULATION 14A UNDER THE EXCHANGE ACT NO LATER THAN APRIL 30, 2001.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (a) Identification of Directors: The information concerning the Company's directors and nominees is incorporated by reference from the section entitled "Proposal I: Election of Directors" in the Proxy Statement.

    (b) Identification of Executive Officers: The information concerning the Company's Executive Officers is incorporated by reference from the section entitled "Management" in the Proxy Statement.

    (c) Compliance with Section 16(a) of the Exchange Act: The information required by this item is incorporated by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12. SECTION 16A BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

    (A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT.

1.  FINANCIAL STATEMENTS

    The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

Report of Independent Accountants...........................     F-1

Consolidated Balance Sheets at December 31, 2000 and 1999...     F-2

Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2000...............     F-3

Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 2000.....     F-4

Consolidated Statements of Cash Flows for each of the three
  years for the period ended December 31, 2000..............     F-5

Notes to Consolidated Financial Statements..................     F-6

Quarterly Summary (unaudited)...............................    F-22

2.  FINANCIAL STATEMENT SCHEDULES

    Schedules are omitted because the information required to be set forth therein is not applicable or is included in the financial statements or notes thereto.

3.  EXHIBITS

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
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

          3.1           Amended and Restated Certificate of Incorporation of the
                          Registrant (2)

          3.2           Certificate of Ownership and Merger, effective August 3,
                          1998 (3)

          3.3           Certificate of Designation of Series A Convertible Preferred
                          Stock (5)

          3.3           Bylaws of the Registrant (2)

          4.1           Specimen Common Stock Certificate (3)

          4.2           Specimen Series A Convertible Preferred Stock Certificate
                          (5)

        *10.1           1997 Equity Incentive Plan (6)

        *10.4           1997 Employee Stock Purchase Plan (2)

        *10.5           Form of 1997 Employee Stock Purchase Plan Offering (2)

        *10.6           1997 Non-Employee Directors' Stock Option Plan (6)

        *10.8           Executive Officers' Change of Control Plan (4)

        *10.9           Non-Employee Directors' Change of Control Plan (4)

        *10.10          1999 Equity Incentive Plan (6)

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
        *10.12          Form of Indemnification Agreement between the Registrant and its directors and executive officers (2)

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

         10.15          Amendment No. 1 to the Lease Agreement, dated November 7,
                          1997 (2)

         10.16          Amendment No. 4 to the Lease Agreement, dated February 4,
                          1999 (4)

         10.17          Loan and Security Agreement between the Registrant and
                          Silicon Valley Bank ("SVB"), dated July 3, 1996 (2)

         10.18          Amendment to Loan and Security Agreement between the
                          Registrant and SVB, dated June 10, 1998 (3)

         10.19          Loan Modification Agreement between the Registrant and SVB, dated as of March 10,
                          2000 (7)

         10.20          Master Lease Agreement between the Registrant and Comdisco,
                          Inc. ("Comdisco"), dated April 30, 1997 (2)

         10.21          Subordinated Loan and Security Agreement between the
                          Registrant and Comdisco, dated April 30, 1997 (2)

         10.25          Development and License Agreement between the Registrant and
                          Advanced Telecommunications Modules Limited, dated
                          February 25, 1994, as amended (2)

         10.27          Technology Licensing Agreement between IBM Corporation and the Registrant, dated October 16, 1997 (2)

         10.28          Warrant issued to SVB, dated April 11, 1997 (2)

         10.29          Subordinated Loan and Security Agreement between the
                          Registrant and Comdisco, dated October 23, 1997 (2)

         10.30          Lease Agreement between the Registrant and John Arrillaga, or his successor Trustee, UTA 7/20/77, dated November 7,
                          1997 (2)

         10.31          Letter Agreement between IBM Corporation and the Registrant, dated February 8, 1998 (2)

         10.33          Amended and Restated Promissory Note, dated December 16,
                          1998, issued in favor of the Registrant by Allwyn Sequeira
                          (4)

         10.34          Second Amended and Restated Promissory Note, dated
                          April 21, 2000, issued in favor of the Registrant by Allwyn Sequeira.

         10.35          Letter Agreement between Registrant and Allwyn Sequiera,
                          dated October 10, 2000.

         10.36          Stock Purchase Agreement, dated June 8, 2000, between the
                          Company and Vulcan Ventures Incorporated (5)

         10.37          Warrant to Purchase 850,000 of the Company's Common Stock,
                          dated June 8, 2000, issued by the Company to Vulcan
                          Ventures Incorporated (5)

         10.38          Registration Rights Agreement, dated June 8, 2000, between the Company and Vulcan Ventures Incorporated (5)

       **10.39.......   Video Services Agreement dated May 8, 2000, between the
                        Company and Qwest Communications Corporation (5)

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
         11.1           Statement of Computation of Earnings (Loss) Per Share (8)

         23.1           Consent of PricewaterhouseCoopers LLP

         24.1           Power of Attorney (included on signature page)

------------------------

NOTES TO EXHIBITS

*   Management contract or compensatory plan or arrangement.

** Confidential Treatment has been granted with respect to certain portions of this Exhibit.

(1) Filed as exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 15, 1998 (File No. 000-23305).

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 333-38755).

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on June 10, 1998 (File No. 000-23305).

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K filed on April 15, 1999 (File No. 333-72533).

(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on August 14, 2000 (File No. 000-23305).

(6) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on July 17, 2000 (File No. 333-4159).

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K filed on March 30, 2000 (File No. 333-72533).

(8) See Note 1 to the consolidated financial statements.

    (B)  REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 30th day of March 2001.

                                            FIRST VIRTUAL COMMUNICATIONS, INC.,

                                            By:                  /s/ RALPH UNGERMANN
                                                 ---------------------------------------------------
                                                                   Ralph Ungermann
                                                  CHAIRMAN OF THE BOARD OF DIRECTORS, PRESIDENT AND
                                                               CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ralph K. Ungermann and Randy Acres, his attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all such attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.:

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
                                            Chairman of the Board of Directors,
           /s/ RALPH UNGERMANN                President and Chief Executive
    ---------------------------------         Officer (Principal Executive          March 30, 2001
             Ralph Ungermann                  Officer)

             /s/ RANDY ACRES                Vice President, Finance and Chief
    ---------------------------------         Financial Officer (Principal          March 30, 2001
               Randy Acres                    Financial and Accounting Officer)

            /s/ EDWARD HARRIS
    ---------------------------------       Director                                March 30, 2001
              Edward Harris

           /s/ DAVID A. NORMAN
    ---------------------------------       Director                                March 30, 2001
             David A. Norman

            /s/ ROBERT WILMOT
    ---------------------------------       Director                                March 30, 2001
              Robert Wilmot

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of First Virtual Communications, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 21, present fairly, in all material respects, the financial position of First Virtual Communications Inc. (formerly FVC.COM, Inc.), and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California

January 23, 2001, except for Note 11 for which the date is March 14, 2001 and Note 13 for which the date is March 22, 2001

                       FIRST VIRTUAL COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $    198       $    997
  Short-term investments....................................      23,730          7,824
  Accounts receivable, net of allowances of $470 and
    $1,269..................................................       9,937         14,066
  Inventory.................................................       6,912          8,104
  Prepaids and other current assets.........................         871          2,866
                                                                --------       --------
    Total current assets....................................      41,648         33,857

Property and equipment, net.................................       2,815          2,880
Other assets................................................       2,478          3,462
                                                                --------       --------
                                                                $ 46,941       $ 40,199
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................    $     80       $    143
  Accounts payable..........................................       5,122          6,968
  Accrued liabilities.......................................       3,574          3,123
  Deferred revenue..........................................       1,143          1,745
                                                                --------       --------
    Total current liabilities...............................       9,919         11,979

Long-term debt, net of current portion......................          39             85

Minority interest in consolidated subsidiaries..............         253            323

Commitments and contingencies (notes 9 and 12)

Stockholders' equity:
  Convertible preferred stock, $.001 par value; 5,000,000
    shares authorized; 27,437 shares issued and outstanding
    at December 31, 2000....................................          --             --
  Common stock, $.001 par value; 35,000,000 shares
    authorized; 17,334,189 and 16,832,522 shares issued and
    outstanding, respectively...............................          17             17
  Additional paid-in capital................................      92,168         65,015
  Notes receivable from stockholders........................          --           (321)
  Accumulated other comprehensive income (loss).............         210            (21)
  Accumulated deficit.......................................     (55,665)       (36,878)
                                                                --------       --------
    Total stockholders' equity..............................      36,730         27,812
                                                                --------       --------
                                                                $ 46,941       $ 40,199
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       FIRST VIRTUAL COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues....................................................  $ 40,011   $ 45,700   $37,251
Cost of revenues............................................    22,831     28,851    19,220
                                                              --------   --------   -------
  Gross profit..............................................    17,180     16,849    18,031
                                                              --------   --------   -------
Operating expenses:
  Research and development..................................    12,517     10,170     9,463
  Selling, general and administrative.......................    24,507     21,633    11,878
  Acquired in-process research and development..............        --         --     4,664
                                                              --------   --------   -------
    Total operating expenses................................    37,024     31,803    26,005
                                                              --------   --------   -------
Operating loss..............................................   (19,844)   (14,954)   (7,974)

Other income (expense), net.................................     1,187        646       (42)
Minority interest in consolidated subsidiaries..............      (130)       (20)       --
                                                              --------   --------   -------
Net loss....................................................  $(18,787)  $(14,328)  $(8,016)
                                                              ========   ========   =======

Basic and diluted net loss per share........................  $  (1.09)  $  (0.87)  $ (0.69)

Shares used to compute basic and diluted net loss per
  share.....................................................    17,205     16,433    11,541

  The accompanying notes are an integral part of these consolidated financial statements.

                       FIRST VIRTUAL COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                             CONVERTIBLE
                                           PREFERRED STOCK          COMMON STOCK        ADDITIONAL   NOTES RECEIVABLE   CUMULATIVE
                                        ---------------------   ---------------------    PAID-IN           FROM         TRANSLATION
                                          SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL       STOCKHOLDERS     ADJUSTMENT
                                        ----------   --------   ----------   --------   ----------   ----------------   -----------
BALANCE AT DECEMBER 31, 1997..........   8,040,153     $ 8       4,824,684     $ 5       $17,267          $(837)             --
Issuance of common stock in initial
  public offering, net................          --      --       3,132,000       3        36,072             --
Conversion of preferred stock into
  common stock upon initial public
  offering............................  (8,040,153)     (8)      8,040,153       8            --             --
Issuance of common stock and other
  equity instruments for business
  acquisition.........................          --      --         401,389      --         5,179             --
Exercise of stock options.............          --      --         194,133      --           815             --
Issuance (repurchase) of common stock,
  net.................................          --      --        (203,352)     --          (147)           335
Stock compensation charges............          --      --              --      --         2,463             --
Net loss..............................          --      --              --      --            --             --
                                        ----------     ---      ----------     ---       -------          -----            ----
BALANCE AT DECEMBER 31, 1998..........          --      --      16,389,007      16        61,649           (502)             --

Issuance of common stock under stock
  option plans and related benefits...                             409,494       1         2,090             --
Issuance of common stock, net.........                              34,021      --           491            181
Issuance of warrants for business
  acquisition.........................                                  --      --           292             --
Stock compensation charges............                                  --      --           493             --
Cumulative translation adjustment.....          --      --              --      --            --             --             (21)
Net loss..............................          --      --              --      --            --             --
                                        ----------     ---      ----------     ---       -------          -----            ----
BALANCE AT DECEMBER 31, 1999..........          --      --      16,832,522      17        65,015           (321)            (21)

Issuance of Series A Preferred Stock
  and warrant.........................      27,437      --              --      --        24,282
Issuance of common stock under stock
  option plans and related benefits...          --      --         564,143      --         2,952             --              --
Issuance (repurchase) of common stock,
  net.................................          --                 (62,476)     --          (348)           321              --
Stock compensation charges............                                                       267
Cumulative translation adjustment.....                                                                                      231
Net loss..............................
                                        ----------     ---      ----------     ---       -------          -----            ----
BALANCE AT DECEMBER 31, 2000..........      27,437     $--      17,334,189     $17       $92,168          $  --            $210
                                        ==========     ===      ==========     ===       =======          =====            ====


                                                           TOTAL
                                        ACCUMULATED    STOCKHOLDERS'
                                          DEFICIT         EQUITY
                                        ------------   -------------
BALANCE AT DECEMBER 31, 1997..........    $(14,534)      $  1,909
Issuance of common stock in initial
  public offering, net................          --         36,075
Conversion of preferred stock into
  common stock upon initial public
  offering............................          --             --
Issuance of common stock and other
  equity instruments for business
  acquisition.........................          --          5,179
Exercise of stock options.............          --            815
Issuance (repurchase) of common stock,
  net.................................          --            188
Stock compensation charges............          --          2,463
Net loss..............................      (8,016)        (8,016)
                                          --------       --------
BALANCE AT DECEMBER 31, 1998..........     (22,550)        38,613
Issuance of common stock under stock
  option plans and related benefits...          --          2,091
Issuance of common stock, net.........          --            672
Issuance of warrants for business
  acquisition.........................          --            292
Stock compensation charges............          --            493
Cumulative translation adjustment.....          --            (21)
Net loss..............................     (14,328)       (14,328)
                                          --------       --------
BALANCE AT DECEMBER 31, 1999..........     (36,878)        27,812
Issuance of Series A Preferred Stock
  and warrant.........................                     24,282
Issuance of common stock under stock
  option plans and related benefits...          --          2,952
Issuance (repurchase) of common stock,
  net.................................          --            (27)
Stock compensation charges............                        267
Cumulative translation adjustment.....                        231
Net loss..............................     (18,787)       (18,787)
                                          --------       --------
BALANCE AT DECEMBER 31, 2000..........    $(55,665)      $ 36,730
                                          ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       FIRST VIRTUAL COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(18,787)  $(14,328)  $ (8,016)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     2,156      2,118      1,961
    Provision for doubtful accounts.........................       524      1,201        136
    Stock compensation......................................       267        493      1,250
    Acquired in-process research and development............        --         --      4,664
    Provision for inventory.................................        --      4,200         --
    Other...................................................       161        306        (44)
    Changes in assets and liabilities net of effects of
     acquisitions
      Accounts receivable...................................     3,605     (3,546)    (8,727)
      Inventory.............................................     1,192     (6,751)    (1,839)
      Prepaid expenses and other assets.....................     2,259     (1,144)    (1,308)
      Accounts payable......................................    (1,846)     1,923        843
      Accrued liabilities...................................       451      1,186        468
      Deferred revenue......................................      (602)    (2,160)     3,643
                                                              --------   --------   --------
        Net cash used in operating activities...............   (10,620)   (16,502)    (6,969)
                                                              --------   --------   --------
Cash flows from investing activities:
  Acquisition of businesses, net of cash received...........        --       (750)      (360)
  Acquisition of property and equipment.....................    (1,371)    (2,000)    (1,987)
  Purchase of short-term investments, net...................   (15,906)     8,609    (16,433)
  Repayment of shareholder notes receivable.................       321        181         --
                                                              --------   --------   --------
        Net cash (used in) provided by investing
        activities..........................................   (16,956)     6,040    (18,780)
                                                              --------   --------   --------
Cash flows from financing activities:
  Borrowings under short-term credit facilities.............        --         --      3,600
  Repayment of short-term credit facilities.................        --         --     (4,905)
  Repayment of long-term debt and notes payable.............        --     (1,300)    (2,015)
  Proceeds from issuance of stock, net......................    26,886      2,581     37,078
  Repayment of capital lease obligations....................      (109)      (137)      (194)
                                                              --------   --------   --------
        Net cash provided by financiing activities..........    26,777      1,144     33,564
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........      (799)    (9,318)     7,815
Cash and cash equivalents at beginning of period............       997     10,315      2,500
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $    198   $    997   $ 10,315
                                                              ========   ========   ========
Supplemental cash flow information:
  Cash paid for interest....................................  $     32   $     54   $    206
  Equipment acquired under capital lease obligations........        --         --        203
  Issuance of options and warrants..........................       593         70      1,213
  Common stock issued and options and warrants issued or
    assumed in connection with acquisitions.................        --        292      5,179
  Debt assumed in connection with acquisition of ICAST......        --         --      1,300

  The accompanying notes are an integral part of these consolidated financial statements.

                       FIRST VIRTUAL COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES.

THE COMPANY

    First Virtual Communications, Inc. (the "Company") was incorporated in California under the name First Virtual Corporation in October 1993 and subsequently reincorporated in Delaware in December 1997. In July 1998, the Company changed its name to FVC.COM, Inc., and on February 5, 2001 the Company changed its name to First Virtual Communications, Inc. The Company provides systems and services that enable system integrators and service providers to deliver an integrated suite of video collaboration applications to their enterprise customers. The Company sells its products worldwide through original equipment manufacturers ("OEM partners"), distributors and resellers.

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

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities of which the Company owns between 20% and 50% and on which the Company has the ability to exercise significant influence but not control are accounted for under the equity method.

    Minority interest reflects the interest of minority shareholders in the operating results of consolidated subsidiaries.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents and those with maturities greater than three months are considered short-term investments. The Company has classified all short-term investments as available-for-sale. Short-term investments held at December 31, 2000 and 1999 have been presented at cost, which approximated fair value.

INVENTORY

    Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. During the quarter ended December 31, 1999, the Company recorded inventory related charges of $5.0 million. The majority of these charges related to the write down of inventories for certain excess and obsolete products and to record physical inventory adjustments. The charge has been included in cost of revenues.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized using

                       FIRST VIRTUAL COMMUNICATIONS, INC.

NOTE 1--THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED) the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term. When property or equipment is retired or otherwise disposed of, the Company removes the asset and accumulated depreciation from its records and recognizes any related gain or loss in the determination of income.

GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

    Goodwill, representing the excess of purchase price and acquisition costs over the fair value of net assets of businesses acquired, and other purchased intangibles are amortized on a straight-line basis over the estimated economic lives, which range from four to five years. Amortization expense relating to goodwill and other intangible assets was $720,000 for 2000 and $601,000 for 1999.

IMPAIRMENT OF LONG-TERM ASSETS

    The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-term assets, including intangible assets, may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-term assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of future cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

                       FIRST VIRTUAL COMMUNICATIONS, INC.

NOTE 1--THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED)
SOFTWARE DEVELOPMENT COSTS

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

STOCK-BASED COMPENSATION

    The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations thereof. Options and warrants granted to non-employees are accounted for using the fair value method prescribed by Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." The Company also has adopted the disclosure only provisions of FAS 123.

INCOME TAXES

    Income taxes are accounted for using an asset and liability approach. The asset and liability approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of currently enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

EARNINGS PER SHARE

    Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, such as shares of unvested restricted common stock. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. As a result of the losses incurred by the Company during 2000, 1999 and 1998, all potential common shares were anti-dilutive and excluded from the diluted net loss per share calculations.

    The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Unvested restricted common stock............................       4         56        492
Series A Convertible Preferred stock........................      27         --         --
Stock purchase warrants.....................................   1,016        307        290
Stock options...............................................   6,594      4,729      3,322

                       FIRST VIRTUAL COMMUNICATIONS, INC.

NOTE 1--THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED)
    Unvested restricted common stock represents stock that has been issued but which is subject to repurchase to the extent the holder does not remain associated with the Company until such shares are vested.

CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC DISTRIBUTION OF REVENUES

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company invests its excess cash in a variety of financial instruments such as U.S. government securities, municipal notes and corporate bonds. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer, and restricts the placement of funds to financial institutions evaluated as highly credit-worthy. The Company sells its products to original equipment manufacturers, distributors, value-added resellers and end-user customers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company provides an allowance for uncollectible accounts receivable based upon the expected collectibility of such receivables. For the years ended December 31, 2000, 1999, and 1998, the allowance for doubtful accounts was increased for additions of $524,000, $1,201,000 and $136,000 respectively, and reduced for bad debt write-offs of $1,323,000, $100,000 and $183,000, respectively.

    In 2000, 1999, and 1998 revenues from one customer represented 9%, 29% and 39%, respectively, of total revenues, and a second customer represented 10% of total revenues in 1999.

    The following table summarizes the percentage of total revenues by geographic area based on the destination of the related shipments:

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
United States...............................................     88%        86%        79%
Asia........................................................      7%         5%         9%
Europe......................................................      5%         9%        12%
                                                                ---        ---        ---
  Total.....................................................    100%       100%       100%
                                                                ===        ===        ===

    At December 31, 2000, outstanding receivables from one customer represented 13% of accounts receivable. At December 31, 1999, outstanding receivables from two customers represented 14% and 13% of accounts receivable.

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

                       FIRST VIRTUAL COMMUNICATIONS, INC.

NOTE 1--THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED)
COMPREHENSIVE INCOME (LOSS)

    Under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), the Company is required to report comprehensive income, which includes the company's net income, as well as changes in equity from other sources. FAS 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements that constitute a full set of financial statements. The adoption of this standard has not resulted in a material effect on the Company's consolidated financial statements. The Company's reported net loss approximated its comprehensive net loss for 2000, 1999 and 1998.

    The following table represents the calculation of comprehensive income as required by FAS 130. The components of comprehensive income are as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------   ------------
Net loss.................................................  $(18,787,000)  $(14,328,000)
  Cumulative translation adjustment......................       231,000        (21,000)
                                                           ------------   ------------
Total comprehensive income...............................  $(18,556,000)  $(14,349,000)
                                                           ============   ============

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement Number 133," to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. To date, the Company has not engaged in any foreign currency hedging activity and does not expect the adoption of this new standard in the first quarter of 2001 to have a significant impact on the Company.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles ("GAAP") to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A which deferred the

                       FIRST VIRTUAL COMMUNICATIONS, INC.

NOTE 1--THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED)
Company's required adoption of SAB 101 until the quarter beginning October 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's reported results of operations.

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

NOTE 2--ACQUISITION OF ICAST CORPORATION

    In August 1998, the Company acquired ICAST Corporation, ("ICAST"). Since its inception, ICAST developed software designed for Internet and intranet broadcasting of real-time video, audio and data. The Company acquired all of the outstanding stock of ICAST in exchange for 401,389 shares of First Virtual Communications, Inc. common stock, a cash payment of $327,000 and the assumption of certain outstanding ICAST stock options, warrants and debt. The transaction was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition as determined by an independent appraisal. The acquired in-process research and development represents the estimated fair market value, using a risk-adjusted income approach, of specifically identified technologies which had not reached technological feasibility and had no alternative future uses.

IN-PROCESS RESEARCH AND DEVELOPMENT

    The purchase price, including liabilities assumed of $1.8 million, aggregated approximately $7.6 million, of which $4.7 million was allocated to acquired in-process research and development.

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

    The following pro forma information reflects the results of operations for the year ended December 31, 1998. as if the acquisition of ICAST Corporation had occurred as of the beginning of the

                       FIRST VIRTUAL COMMUNICATIONS, INC.

NOTE 2--ACQUISITION OF ICAST CORPORATION (CONTINUED) period presented, after giving effect to certain pro forma adjustments, and excludes the charge relating to IPR&D. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of the beginning of such period or what operating results may occur in the future.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                      1998
                                                              ---------------------
                                                                   (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues....................................................         $37,495
Net loss....................................................          (5,406)
Net loss per share..........................................           (0.46)

NOTE 3--ACQUISITION OF BUSINESSES

    In May 1999, the Company acquired a controlling interest in a United Kingdom based entity which has been a distributor of the Company's products in the United Kingdom and the Middle East. The Company acquired 52% of the outstanding stock of a newly incorporated holding company that owns 100% of the shares of this entity, in exchange for a cash payment of $750,000. The transaction was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. Goodwill of $360,000 arising from the acquisition is being amortized over its estimated useful life of five years.

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

                       FIRST VIRTUAL COMMUNICATIONS, INC.

NOTE 5--BALANCE SHEET COMPONENTS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Inventory:
  Raw materials.............................................  $ 1,553    $ 2,155
  Finished goods............................................    5,359      5,949
                                                              -------    -------
                                                              $ 6,912    $ 8,104
                                                              =======    =======
Prepaid expenses and other current assets
  Prepaid expenses..........................................  $   304    $   758
  Other receivables.........................................      567      2,108
                                                              -------    -------
                                                              $   871    $ 2,866
                                                              =======    =======
Property and equipment:
  Computers and equipment...................................  $ 4,968    $ 4,788
  Furniture and fixtures....................................    1,103      1,241
  Leasehold improvements....................................      269        346
                                                              -------    -------
                                                                6,340      6,375
  Less accumulated depreciation and amortization............   (3,525)    (3,495)
                                                              -------    -------
                                                              $ 2,815    $ 2,880
                                                              =======    =======
Other assets
  Goodwill and intangible assets............................    1,913      2,459
  Other.....................................................      565      1,003
                                                              -------    -------
                                                              $ 2,478    $ 3,462
                                                              =======    =======
Accrued liabilities:
  Accrued employee compensation.............................  $ 2,013    $ 1,149
  Accrued warranty..........................................      578        329
  Other.....................................................      983      1,645
                                                              -------    -------
                                                              $ 3,574    $ 3,123
                                                              =======    =======

    As of December 31, 2000 and 1999, property and equipment recorded under capital leases, consisting primarily of computers and equipment, totaled approximately $1,053,000, with related accumulated amortization of approximately $991,000 and $847,000, respectively.

NOTE 6--CREDIT FACILITIES AND NOTES PAYABLE

    In February 1998, the Company entered into a transaction with Hambrecht & Quist Guaranty Finance, LLC ("Guaranty Finance"), whereby Guaranty Finance would loan the Company up to $5 million. Under related agreements which were executed on March 12, 1998 and subsequently amended on April 24, 1998, (i) Guaranty Finance agreed to lend the Company up to $5 million at an interest rate of 12% per annum, $1.1 million of which was loaned to the Company in March 1998 and $1.5 million of which was loaned to the Company in April 1998 (the "Loan") and
(ii) Guaranty Finance purchased from the Company for $1,250 a warrant to purchase 125,000 shares of the Company's common stock at a per share purchase price equal to the initial public offering price of

                       FIRST VIRTUAL COMMUNICATIONS, INC.

NOTE 6--CREDIT FACILITIES AND NOTES PAYABLE (CONTINUED)
$13.00. The warrant, which was exercisable through March 1, 2003, was net exercised in March 2000, pursuant to which the Company issued 55,961 shares of common stock to Guaranty Finance. The fair value of this warrant was estimated to be approximately $563,000 using the Black-Scholes model and was expensed as an additional cost of financing in 1998. The Company also paid a $100,000 fee to Guaranty Finance in consideration for entering into the Loan. This financing agreement expired on December 31, 1998.

    In connection with the ICAST acquisition, the Company assumed various notes payable aggregating $1.3 million. The notes bore interest at 6% per annum and were repaid in the first quarter of 1999.

NOTE 7--LONG-TERM DEBT

    Long-term debt comprises:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                                  (IN THOUSANDS)
Capitalized lease obligations...............................    $119         $ 228
Less current portion........................................     (80)         (143)
                                                                ----         -----
                                                                $ 39         $  85
                                                                ====         =====

NOTE 8--INCOME TAXES

    No provision or benefit for income taxes has been recognized for any of the periods presented as the Company has incurred net operating losses for income tax purposes and had no carryback potential.

    Deferred tax assets consist of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Net operating loss carryforwards............................  $ 15,415   $  8,013
Tax credits.................................................     2,015      2,507
Accruals and reserves.......................................     2,205      4,251
                                                              --------   --------
Total deferred tax assets...................................    19,635     14,771
Less valuation allowance....................................   (19,635)   (14,771)
                                                              --------   --------
Net deferred tax assets.....................................  $     --   $     --
                                                              ========   ========

    Based on a number of factors, including the lack of a history of profits and the fact that the Company competes in a developing market that is characterized by rapidly changing technology, management believes that the weight of available evidence indicates that it is more likely than not that the company will not be able to realize its deferred tax assets and thus a full valuation allowance has been provided at December 31, 2000 and 1999.

                       FIRST VIRTUAL COMMUNICATIONS, INC.

NOTE 8--INCOME TAXES (CONTINUED)

    At December 31, 2000, the Company had net operating loss carry forwards of approximately $45.9 million and $16.0 million for federal and state jurisdictions, respectively, available to reduce future taxable income. Approximately $5.4 million of the federal net operating loss carry forwards resulted from the Company's acquisition of ICAST Corporation. The federal net operating loss carry forwards expire from 2013 through 2020 and the state net operating loss carryforwards expire from 2000 through 2005.

    Under the Tax Reform Act of 1986, the amount of the benefit from net operating losses that can be carried forward may be limited in certain circumstances including, but not limited to, a cumulative stock ownership change of more than 50% over a three year period, as defined. As a result of the ownership change that occurred upon the Company's acquisition of ICAST, utilization of the net operating loss carry forwards related to ICAST is limited to approximately $350,000 per year.

NOTE 9--COMMITMENTS

LEASES

    The Company leases its facility under noncancelable operating lease agreements that expire in 2009. In addition, the Company leases certain equipment under long-term lease agreements that are classified as capital leases. These capital leases terminate at various dates through 2002. Future minimum lease payments under all noncancelable operating and capital leases as of December 31, 2000 are as follows (in thousands):

                                                              OPERATING   CAPITAL
                                                               LEASES      LEASES
                                                              ---------   --------
Year ending December 31,
  2001......................................................   $ 1,451      114
  2002......................................................     1,498        9
  2003......................................................     1,518       --
  2004......................................................     1,545       --
  2005......................................................     1,574       --
  Thereafter................................................     6,079       --
                                                               -------      ---
  Total minimum lease payments..............................   $13,665      123
                                                               =======
  Less amount representing interest.........................                 (4)
                                                                            ---
  Present value of capital lease obligations................                119
  Less current portion......................................                (80)
                                                                            ---
  Lease obligations, long-term..............................                $39
                                                                            ===

    Rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998, was approximately $1,233,000, $1,103,000 and $583,000, respectively.

NOTE 10--CONVERTIBLE PREFERRED STOCK

    At December 31, 1999, the Company had authorized 5,000,000 shares of undesignated convertible preferred stock. Prior to completion of the Company's initial public offering, the Company had authorized 10,000,000 shares of preferred stock, of which 8,040,153 shares were issued and outstanding.

                       FIRST VIRTUAL COMMUNICATIONS, INC.

NOTE 10--CONVERTIBLE PREFERRED STOCK (CONTINUED)
Each Preferred Share was converted into one share of common stock upon completion of the Company's initial public offering in May 1998.

    On June 8, 2000, the Company issued 27,437 shares of Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement to Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $27,437,000. The Preferred Stock is convertible into 3,429,625 shares of common stock of the Company, subject to adjustment for dilution in the event the Company completes an offering of common stock, subject to certain exceptions, at a price less than $8.00 per share. The Company also issued a five-year warrant to Vulcan to purchase 850,000 shares of common stock at $7.00 per share. On the date of issuance, the warrant had an approximate fair market value of $3,700,000 determined using the Black-Scholes pricing model. The warrant provides anti-dilution protection to Vulcan, including protection in the event the Company issues additional shares of common stock, subject to certain exceptions, at a price less than $7.00 per share. Each share of Preferred Stock has voting rights equal to an equivalent number of shares of common stock into which it is convertible and votes together as one class with the common stock, unless otherwise specified in the Company's Certificate of Incorporation. The holder of the Preferred Stock has dividend rights on parity with the common stock. Each share of Preferred Stock has a liquidation preference of $1,000 per share. The Company must obtain approval from a majority of the holders of the Preferred Stock in order to alter the Certificate of Incorporation if such alteration would adversely affect the Preferred Stock and for certain other matters.

WARRANTS

    In 1997, the Company issued warrants to purchase 60,936 shares of its Series D preferred stock at $8.00 per share in conjunction with certain financing arrangements. The warrants were exercisable immediately and were to expire at various times from 3 to 4.3 years following the closing of the Company's initial public offering. Upon closing of the offering in May 1998, the warrants converted to warrants to purchase the same number of shares of the Company's common stock at an exercise price of $8.00 per share. As of December 31, 2000 and 1999, no warrants had been exercised. The aggregate value of these warrants was estimated by the Company, using the Black-Scholes model, at approximately $233,000 and was expensed as an additional cost of financing over the term of the related outstanding borrowings.

NOTE 11--STOCK PLANS

1997 EQUITY INCENTIVE PLAN

    In October 1997, the Board of Directors and stockholders approved the consolidation and restatement of the Company's 1993 Employee, Consultant and Director Stock Purchase Plan (the "1993 Plan") and the 1996 Stock Option Plans (the "1996 Plans") into the 1997 Equity Incentive Plan (the "1997 Plan") which became effective upon the closing of the Company's initial public offering. The 1997 Plan is intended to serve as the successor equity incentive program to the 1993 Plan and the 1996 Plans (the "Predecessor Plans"). Outstanding options and stock purchase awards under the Predecessor Plans were incorporated into the 1997 Plan upon effectiveness of the initial public offering. The incorporated options and stock purchase awards will continue to be governed by their existing terms which are essentially the same as similar awards granted under the 1997 Plan described below. Under the 1997 Plan, as amended, an aggregate of 5,875,000 shares of common stock are authorized to be

                       FIRST VIRTUAL COMMUNICATIONS, INC.

NOTE 11--STOCK PLANS (CONTINUED)
issued pursuant to stock awards. As of December 31, 2000, 1,956,486 shares of common stock pursuant to awards under the 1997 Plan are available for future grant.

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

    Restricted stock purchase awards under the 1997 Plan are to be issued at a price not less than 85% of the fair market value of the stock on the date of grant. Restricted stock purchase awards may be accompanied by a repurchase option in favor of the Company in accordance with a vesting schedule and at a price determined by the Board of Directors. Shares subject to stock awards that have expired or otherwise terminated shall again become available for the grant of awards under the 1997 Plan, including shares subject to currently outstanding options and restricted stock issued under the 1993 Plan and the 1996 Plans. As of December 31, 2000 and 1999, a total of 3,699 and 148,824, respectively, of unvested shares of common stock were outstanding subject to repurchase by the Company at a repurchase price equal to the original issuance price of such shares.

1999 EQUITY INCENTIVE PLAN

    In April 1999, the Board of Directors approved the 1999 Equity Incentive Plan (the "1999 Plan"). Under the 1999 Plan, as amended through January 2001, an aggregate of 6,000,000 shares of common stock are authorized to be issued pursuant to stock awards. As of December 31, 2000, 125,662 shares of common stock pursuant to awards under the 1999 Plan are available for future grant.

    The 1999 Plan provides for the grant of nonqualified stock options, stock purchase awards and stock bonuses to selected employees, directors and consultants. Options granted under the 1999 Plan are for periods not to exceed ten years, and must be issued at prices not less than 85% of the fair market value of the stock on the date of grant. Options granted under the 1999 Plan are exercisable at such time and under such conditions as determined by the Board of Directors, and generally vest over four years.

    Restricted stock purchase awards under the 1999 Plan are to be issued at a price determined by the Board of Directors. Restricted stock purchase awards may be accompanied by a repurchase option in favor of the Company in accordance with a vesting schedule and at a price determined by the Board of Directors. Shares subject to stock awards that have expired or otherwise terminated shall again become available for the grant of awards under the 1999 Plan. As of December 31, 2000, no unvested shares of common stock was subject to repurchase by the Company under the plan.

1997 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

    In September 1997, the Company's Board of Directors approved the 1997 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, 350,000 shares of the

                       FIRST VIRTUAL COMMUNICATIONS, INC.

NOTE 11--STOCK PLANS (CONTINUED)
company's common stock are reserved for issuance thereunder. In March 2001, subject to stockholder approval, the Board of Directors authorized a 350,000 share increase in the number of shares of common stock available for issuance under the Directors' Stock Option Plan. As of December 31, 2000, 80,000 shares of common stock pursuant to awards under the Directors' Plan are available for future grant.

    The Directors' Plan provides for the grant of options to purchase 30,000 shares of common stock to each director who is not also an employee of the Company (a "Non-Employee Director") upon initial election to the Board of Directors and subsequent automatic grants of options to purchase 10,000 shares of common stock on each anniversary of a previous grant. In March 2001, the Board of Directors also authorized, subject to stockholder approval, the issuance under the Directors' Plan of 10,000 shares annually to each Non-Employee Director for service on each committee of the Board, including the Audit Compensation and Nominating Committees. The options vest over a five-year period commencing on the date of grant, with 10% of the shares vesting six months following the date of grant and the remaining 90% vesting on a daily ratable basis thereafter.

    A summary of option activity under the 1999 Plan, the 1997 Plan and the Directors' Plan follows:

                                                                               WEIGHTED
                                                              SHARES SUBJECT   AVERAGE
                                                                TO OPTIONS     EXERCISE
                                                               OUTSTANDING      PRICE
                                                              --------------   --------
                                                              (IN THOUSANDS)
Balance at December 31, 1997................................       2,129        $ 5.71
Granted.....................................................       2,449         11.03
Exercised...................................................        (194)         4.20
Cancelled...................................................      (1,062)        10.12
                                                                  ------
Balance at December 31, 1998................................       3,322          8.30
Granted.....................................................       2,666         10.74
Exercised...................................................        (409)         5.63
Cancelled...................................................        (850)         9.95
                                                                  ------
Balance at December 31, 1999................................       4,729          9.61
Granted.....................................................       5,240          7.48
Exercised...................................................        (392)         6.41
Cancelled...................................................      (2,983)        10.70
                                                                  ------
Balance at December 31, 2000................................       6,594          7.62
                                                                  ======

    With respect to certain options and restricted stock granted in 1996 and 1997, the Company has recognized a compensation charge of approximately
$2.1 million. Further, in early February 1998, after considering various factors including the input provided by the Company's investment bankers, the Board of Directors of the Company approved a plan under which 499,500 options previously granted at prices of $10.20 and $11.00 to employees (excluding officers) were exchanged for options at $8.50 per share, which the Board concluded was the fair value of the Company's common stock at that time. The Company is recognizing a compensation charge of approximately $1.3 million with respect to the 499,500 repriced stock options and 278,000 additional stock options granted in early February 1998 at $8.50 per share, computed based on a deemed value of $10.20 per share of common stock. The charges

                       FIRST VIRTUAL COMMUNICATIONS, INC.

NOTE 11--STOCK PLANS (CONTINUED)
referred to above are being amortized over the vesting period of the awards, which is generally five years. The Company recognized $267,000, $493,000, and $1,250,000 of said charges as compensation expense during the years ended December 31, 2000, 1999 and 1998, respectively. The future compensation charges are subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period, and aggregated approximately $128,000 at December 31, 2000.

    Significant option groups outstanding at December 31, 2000 and related weighted average exercise price and contractual life information are as follows:

                                             OPTIONS OUTSTANDING
                                          --------------------------
                                           WEIGHTED                         OPTIONS EXERCISABLE
                                            AVERAGE       WEIGHTED     ------------------------------
                                           REMAINING      AVERAGE                          WEIGHTED
                            NUMBER        CONTRACTUAL     EXERCISE         NUMBER          AVERAGE
RANGE OF                  OUTSTANDING      LIFE (IN        PRICE         EXERCISABLE        PRICE
EXERCISE PRICES         (IN THOUSANDS)      YEARS)      (PER SHARE)    (IN THOUSANDS)    (PER SHARE)
---------------         ---------------   -----------   ------------   ---------------   ------------
$ 0.34-$ 2.91........          805            5.89         $ 2.51             372           $ 2.70
$ 3.25-$ 5.19........          947            9.13           4.93             162             4.67
$ 5.25-$ 5.50........        1,661            9.61           5.49              23             5.37
$ 5.56-$ 6.63........          748            9.05           5.86             156             5.93
$ 6.69-$10.00........          676            8.03           8.82             259             9.18
$10.20-$13.31........          987            8.41          12.22             352            11.92
$13.44-$19.00........          625            8.45          14.58             259            14.28
$19.88-$19.88........           15            9.24          19.88               3            19.88
$19.94-$19.94........          129            9.20          19.94              23            19.94
$22.75-$22.75........            1            9.19          22.75              --            22.75
---------------------        -----            ----         ------           -----           ------
$ 0.34-$22.75........        6,594            8.56         $ 7.62           1,609           $ 8.45
=====================        =====            ====         ======           =====           ======

PRO FORMA DISCLOSURES

    Had compensation cost for the Company's stock option plans been determined based on the value of such options at the grant dates as prescribed by FAS 123, the Company's pro forma net loss and net loss per share would have been:

YEARS ENDED DECEMBER 31,                                    2000          1999          1998
------------------------                                 -----------   -----------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
As reported:
  Net loss.............................................   $(18,787)     $(14,328)     $ (8,016)
  Net loss per share (basic and diluted)...............   $  (1.09)     $  (0.87)     $  (0.69)

Pro forma:
  Net loss.............................................   $(27,685)     $(22,385)     $(10,247)
  Net loss per share (basic and diluted)...............   $  (1.61)     $  (1.36)     $  (0.89)

    The weighted-average estimated grant-date fair value of options granted under the Company's various stock option plans during 2000, 1999 and 1998 was $5.23, $7.50 and $4.03, respectively. For the years ended December 31, 2000, 1999 and 1998, the fair value of each option on the date of grant was

                       FIRST VIRTUAL COMMUNICATIONS, INC.

NOTE 11--STOCK PLANS (CONTINUED)
determined using the Black-Scholes model with the following assumptions: no annual dividend yield for any period; expected volatility of 70%, 70% and 50%, respectively; risk-free annual interest rates of 5%, 5% and 4.17%, respectively; and an expected option term of 5, 4 and 2.98 years, respectively.

1997 EMPLOYEE STOCK PURCHASE PLAN

    The Company's 1997 Stock Purchase Plan (the "Purchase Plan") was approved by the Board of Directors and stockholders in October 1997 and became effective upon the closing of the initial public offering. Under the Purchase Plan a total of 350,000 shares of common stock have been reserved for issuance to participating employees who meet eligibility requirements. In March 2001, subject to stockholder approval, the Board of Directors authorized a 1,000,000 share increase in the number of shares of Common Stock available for issuance under the Purchase Plan. As of December 31, 2000, 63,486 shares of common stock are available for future issuance under the Purchase Plan.

    The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's base compensation, including commissions, bonuses and overtime, at a price equal to 85% of the fair value of the common stock at the beginning of each offering period or the end of the purchase period, whichever is lower. The initial purchase period commenced on April 29, 1998. As of December 31, 1998, no shares had been issued under the Purchase Plan. During 2000 and 1999, the Company issued 172,077 and 59,601 shares of common stock, respectively, under the Purchase Plan for aggregate proceeds of approximately $438,000 and $400,000, respectively. Compensation cost (included in pro forma net loss and net loss per share amounts only) for the years ended December 31, 2000, 1999 and 1998, for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the Purchase Plan was calculated using the Black-Scholes model with the following assumptions: no annual dividend yield for any year; expected volatility of 70%, 70% and 50%, respectively; risk-free annual interest rates of 5%, 5% and 5.38%, respectively; and expected terms of 1, 1 and 0.67 year, respectively. The pro forma SFAS 123 disclosures include compensation expense for purchase rights granted during 2000, 1999 and 1998. The weighted average estimated grant date fair value for purchase rights granted under the Purchase Plan during 2000, 1999 and 1998 was $5.05, $4.48 and $4.26, respectively.

NOTE 12--LITIGATION

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

    On February 14, 2000, the Court granted the Company's motion to dismiss the lawsuit without leave to amend. The plaintiffs filed a notice of appeal with the Ninth U.S. Circuit Court of Appeals on March 29, 2000. The appeal has been fully briefed by all parties and no date for oral argument has yet been set.

                       FIRST VIRTUAL COMMUNICATIONS, INC.

NOTE 13--SUBSEQUENT EVENTS

    On March 22, 2001, the Company, FVC Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of FVC ("Merger Sub"), and CUseeMe Networks, Inc., a Delaware corporation ("CUseeMe") entered into an Agreement and Plan of Merger and Reorganization, dated as of March 22, 2001 (the "Merger Agreement"), pursuant to which Merger Sub agreed to merge with and into CUseeMe (the "Merger"). Upon consummation of the Merger, Merger Sub will cease to exist, and CUseeMe will become a wholly owned subsidiary of FVC.

    The Company expects to issue in the Merger shares of its common stock which will represent approximately 47% of the outstanding shares of common stock of the combined company at an exchange ratio of 1.254. In connection with the Merger Agreement, certain stockholders of the Company and CUseeMe, respectively, entered into Voting Agreements whereby they agreed to vote for the approval of the merger.

                               QUARTERLY SUMMARY

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                    ------------------------------------------------
                                                    MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                    --------   --------   ------------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Revenues..........................................  $10,083    $10,772       $ 9,158       $ 9,998
Cost of revenues..................................    5,550      5,810         5,016         6,455
Loss from operations..............................   (3,992)    (3,576)       (5,586)       (6,690)
Net loss..........................................   (3,974)    (3,335)       (5,181)       (6,297)
Basic and diluted earnings per share..............    (0.23)     (0.19)        (0.30)        (0.36)

Shares used to compute net loss per share.........   16,970     17,244        17,318        17,337

Non-recurring charge:
Included in cost of revenues related to inventory
  valuation.......................................  $    --    $    --       $    --       $   850

1999
Revenues..........................................  $ 8,380    $10,624       $13,650       $13,046
Cost of revenues..................................    4,726      5,537         7,061        11,527
Loss from operations..............................   (3,464)    (2,153)       (1,361)       (7,976)
Net loss..........................................   (3,238)    (2,018)       (1,188)       (7,884)
Basic and diluted earnings per share..............    (0.20)     (0.12)        (0.07)        (0.47)

Shares used to compute net loss per share.........   16,047     16,235        16,660        16,792

Non-recurring charges:
Included in cost of revenues related to inventory
  valuation and product returns...................  $    --    $    --       $    --       $ 5,105
Included in selling, general and administrative
  expenses related to bad debt reserves for
  certain international resellers.................  $    --    $    --       $    --       $ 1,225