Form 10-Q
period 2001-03-31
FIRST VIRTUAL COMMUNICATIONS INC
filed 2001-05-15
CIK 920317

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 000-23305

FIRST VIRTUAL COMMUNICATIONS, Inc.

(Exact name of registrant in its character)

Delaware (State or other jurisdiction of incorporation or organization)	77-0357037 (I.R.S. Employer Identification Number)

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

Common Stock, $0.001 par value (Class)	17,429,183 Outstanding as of May 10, 2001

First Virtual Communications, Inc.
Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

First Virtual Communications, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data; unaudited)

	(Unaudited)
	March 31 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$11,433	$7,077
Short-term investments	6,984	16,851
Accounts receivable	4,348	9,937
Inventory	10,410	6,912
Prepaids and other current assets	753	871

Total current assets	33,928	41,648
Property and equipment, net	2,607	2,815
Other assets	2,192	2,478

	$38,727	$46,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$56	$80
Accounts payable	4,205	5,122
Accrued liabilities	4,170	3,574
Deferred revenue	1,494	1,143

Total current liabilities	9,925	9,919
Long-term debt, net of current portion	73	39
Minority interest in consolidated subsidiary	253	253
Stockholders' equity:
Series A Convertible Preferred Stock	—	—
Common stock	17	17
Additional paid-in capital	92,208	92,168
Accumulated other comprehensive income	247	210
Accumulated deficit	(63,996)	(55,665)

Total stockholders' equity	28,476	36,730

	$38,727	$46,941

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data; unaudited)

	Three months ended March 31
	2001	2000
Revenues	$4,382	$10,083
Cost of revenues	2,587	5,550

Gross profit	1,795	4,533

Operating expenses:
Research and development	3,986	2,681
Selling, general and administrative	6,454	5,844

Total operating expenses	10,440	8,525

Operating loss	(8,645)	(3,992)
Other income, net	316	93
Minority interest in consolidated subsidiary	(2)	(75)

Net loss	$(8,331)	$(3,974)

Net loss per share:
Basic and diluted	$(0.48)	$(0.23)
Shares used to compute net loss per share:
Basic and diluted	17,414	16,970

See accompanying notes to condensed consolidated financial statements.

First Virtual Communicaions, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(8,331)	$(3,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	589	526
Provision for doubtful accounts	(20)	(64)
Stock compensation	40	84
Provision for inventory	587	—
Other	37	75
Changes in assets and liabilities net of effects of acquisitions
Accounts receivable	5,609	2,914
Inventory	(4,085)	1,065
Prepaid expenses and other assets	230	575
Accounts payable	(917)	(2,328)
Accrued liabilities	596	344
Deferred revenue	351	(1,002)

Net cash used in operating activities	(5,314)	(1,785)

Cash flows from investing activities:
Acquisition of property and equipment	(207)	(146)
Proceeds from sales of short-term investments	9,867	1,762
Repayment of shareholder notes receivable	—	183

Net cash (used in) provided by investing activities	9,660	1,799

Cash flows from financing activities:
Proceeds from issuance of stock, net	—	1,560
Increase (repayment) of capital lease obligations	10	(19)

Net cash provided by financiing activities	10	1,541

Net (decrease) increase in cash and cash equivalents	4,356	1,555
Cash and cash equivalents at beginning of period	7,077	997

Cash and cash equivalents at end of period	$11,433	$2,552

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

    The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of First Virtual Communications, Inc. (the "Company") consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The December 31, 2000 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

2. Inventory

    Inventories as of March 31, 2001 and December 31, 2000 were (in thousands):

	March 31, 2001	December 31, 2000
Raw materials	$3,717	$1,553
Finished goods	6,693	5,359

Total inventory	$10,410	$6,912

3. Net Loss Per Share

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

    As a result of the losses incurred by the Company for the three months ended March 31, 2001 and 2000, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods.

    The following table summarizes securities outstanding which were not included in the calculations of diluted net loss per share for the three months ended March 31, 2001 and 2000, since their inclusion would be anti-dilutive (in thousands):

	March 31,
	2001	2000
Unvested restricted common stock	—	49
Common stock options	8,125	4,985
Common stock warrants	1,016	166
Convertible preferred stock	3,430	—

    Unvested restricted common stock represents stock that has been issued but which is subject to repurchase to the extent the holder does not remain associated with the Company until such shares are vested. The common stock warrants are exercisable at $7.00 to $12.00 per share and expire at various times from May 2001 through June 2005. The stock options outstanding at March 31, 2001, had a weighted average exercise price per share of $8.17, and expire beginning in April 2001 through September 2010. Convertible preferred stock represents the number of shares of common stock that would result if the Series A Preferred Stock was converted at a conversion rate of 125 for 1.

4. Comprehensive Loss

    The Company's comprehensive loss for the three months ended March 31, 2001 and 2000 was $8,368,000 and $3,979,000, respectively.

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

    On April 23, 2001, the Company received notice of a shareholder's derivative action filed in California Superior Court in the County of Santa Clara, alleging that, among other things, certain directors and officers of the Company sold shares of the Company stock between January 21, 1999 and April 6, 1999, while in possession of material non-public information pertaining to the Company. The Company is reviewing the action and due to the uncertainties that exist, the impact, if any, on the Company cannot be reasonably estimated based on facts currently available to management.

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

7. New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement Number 133," to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company's financial position, results of operations or cash flows.

8. Pending merger with CUseeMe Networks, Inc.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of the financial condition and results of operations of First Virtual Communications, Inc. (the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

    In addition to the historical information contained in this Item, this Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the Company's limited operating history and variability of operating results, market acceptance of video technology, including the Company's new broadband video services business, dependence on ATM and other technologies, the Company's potential inability to maintain business relationships with telecommunications carriers, distributors and suppliers, rapid technological changes, competition and consolidation in the video networking industry, the importance of attracting and retaining personnel, management of the Company's growth, the risk that the merger with CUseeMe Networks will not be completed as anticipated, the failure to execute a definitive collaboration agreement with PictureTel Corporation and CUseeMe Networks, consolidation and cost pressures in the video networking industry, dependence on key employees, and other risk factors set forth below and described in this 10-Q report and in other documents the company files with the SEC. The Company assumes no obligation to update any forward-looking statements contained herein.

Overview

    Founded in 1993, First Virtual Communications, Inc., a Delaware corporation, provides equipment and services to deliver rich media applications over broadband communications networks. The

Company combines its expertise in networking systems and real-time video technology to deliver end-to-end rich media communications solutions for a wide range of enterprise video applications, including video calls, video conferences, video broadcasts and video on demand over converged multi-service networks. The Company's strategy is to become the leading provider of high quality, cost-effective, rich media communications networking solutions in broadband Internet and intranet environments for telecommunications carriers and enterprise customers. With over seven years of pioneering work in broadband video, the Company is a leading provider of rich media networking hardware, software and services.

    Historically, the Company has focused on providing video-networking systems to the government, education and healthcare markets, both through direct and indirect sales. FVC's original equipment manufacturer ("OEM") distribution and system integration partners include Accord, Adaptive Broadband, Ameritech, Alcatel, AT&T, British Telecommunications plc ("British Telecom" or "BT"), Cisco Systems, Inc. ("Cisco"), China Telecom, CUseeMe Networks, Electronic Data Systems Corporation ("EDS"), Ezenia!, France Telecom S.A. ("France Telecom"), Nortel Networks Corporation ("Nortel"), Polycom, Qwest Communications International, Inc. ("Qwest"), SBC Communications Inc., Shanghai Telecom, Telstra, Verizon Communications ("Verizon") and other leading companies worldwide.

    The Company is leveraging its leadership position in video networking to capitalize on the rapidly emerging opportunity to provide broadband rich media communications solutions to enterprise markets, either as systems sold through channels or services delivered through service providers. The Company's web-based Click To Meet™ software serves as the user interface and is designed for the end-user's ease-of-use. To date, solutions sales announcements by the Company with service providers include expanded customer relationships with AT&T, EDS, Wind, Noicom and China Telecom, all of which are deploying broadband video services using the Company's products and solutions. The Company's broadband rich media communications solutions enable telecommunications carriers to deliver a comprehensive set of rich media applications over the carrier's existing broadband networks into conference rooms, as well as to the users' desktops.

    The Company also markets its systems to enterprise customers, which include business customers, government users, education and healthcare providers, primarily through indirect sales channels. To date, sales announced by the Company include enterprise customers such as DaimlerChrysler, the National Guard, and Saudi Aramco. For each of the quarters ended March 31, 2001 and 2000, approximately 77% of the Company's revenues were from enterprise customers, and 23% from service providers.

    The Company maintains a network of distributors in Europe and Asia licensed to sell its products under the FVC.COM name. Approximately 25% and 29% of the Company's revenues were generated from customers outside of North America during the three months ended March 31, 2001 and 2000, respectively. The Company expects that direct sales from shipments to customers outside of North America will continue to represent a significant portion of its future revenues. In addition, the Company believes that a small portion of its sales through some of its distribution partners is sold to international end-users.

    Revenues from the Company's international operations are subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic restraints, and currency risks, among others.

    Revenues are recognized upon shipment of product to customers, provided no significant obligations remain, collectibility is probable and returns are estimable. Revenues from sales to certain of the Company's resellers are subject to agreements allowing rights of return. In such cases, the Company provides reserves for estimated future returns upon revenue recognition. These reserves are estimated based upon historical rates of returns and allowances, reseller inventory levels, the Company's estimates of sell through by resellers and other related factors. Actual results could differ from these estimates. In the event of the inability to estimate returns from any reseller, the Company defers revenue recognition until the reseller has sold through the products. Advance payments received from customers and gross margin deferred with respect to sales to resellers wherein the Company does not have the ability to estimate returns are recorded as deferred revenue. At March 31, 2001, deferred revenue totaled $1,494,000.

    The Company has experienced, and is likely to experience in the future, fluctuations in revenues, gross margins and operating results. Various factors contribute to the fluctuations in revenues, gross margins and operating results, including the Company's success in developing its rich media business and in developing, introducing and shipping new products and product enhancements, the Company's success in accurately forecasting demand for new orders, which may have short lead-times before required shipment, product mix, percentage of revenues derived from original equipment manufacturers, or OEMs, versus distributors or resellers, new product introductions and price reductions by competitors, the efforts of OEMs, distributors, resellers, and other third parties on behalf of the Company, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development efforts and success, and selling, general and administrative expenditures. Further, a significant portion of the Company's expenses is fixed. The Company expects that operating expenses will increase in the future to fund expanded operations, including the expansion of the Company's broadband video services to telecommunications carriers. To the extent these increased expenses are not accompanied by an increase in revenues or gross margin, as is expected to be the case as the Company expands its broadband video services business, the Company's business, financial condition and results of operations would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter, as at times in past quarters, the Company's results of operations will be below the expectations of public market analysts and investors.

    The Company out-sources certain functions to independent service providers, and the majority of the Company's products are assembled and tested by subcontract manufacturers, the largest subcontract manufacturer being Saturn Electronics and Engineering, Inc.

    On March 21, 2001, the Company entered into an agreement with CUseeMe Networks, Inc. pursuant to which a wholly owned subsidiary of the Company will be merged into CUseeMe Networks and CUseeMe Networks will become a wholly owned subsidiary of the Company. CUseeMe Networks provides integrated end-to-end software solutions incorporating innovative technologies that enable voice and visual communications over IP-based networks for large-scale deployments of video collaboration to enterprise desktops. It is anticipated that the combined company will provide a broad range of integrated rich media communications solutions that run seamlessly across multiple network types, including IP, ISDN, ATM, PSTN, and DSL, to enterprises and service providers worldwide. The merger is subject to the approval of the stockholders of both companies and to customary closing conditions.

    The Company agreed on May 7, 2001 to enter into an agreement with PictureTel Corporation and CUseeMe Networks for a strategic technology, marketing, and distribution alliance that is expected to create a scalable and functional rich media communications solution by combining the three companies' audio, video, web collaboration, application server, multipoint server and client technologies. The collaboration is subject to the completion of the merger between the Company and CUseeMe Networks and execution of a definitive agreement for the collaboration.

Results of Operations

    The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Three months ended
	March 31,
	2001	2000
Revenues	100.0%	100.0%
Cost of revenues	59.0%	55.0%

Gross profit	41.0%	45.0%

Operating expenses:
Research and development	91.0%	26.6%
Selling, general and administrative	147.3%	58.0%

Total operating expenses	238.2%	84.6%
Operating loss	(197.3)%	(39.6)%
Other income, net	7.2%	0.9%
Minority interest in consolidated subsidiary	0.0%	(0.7)%

Net loss	(190.1)%	(39.4)%

(1)
Operating expenses include non-cash stock compensation charges of $40,000 (0.9% of total revenues) and $84,000 (0.8% of total revenues) for the three months ended March 31, 2001 and 2000, respectively.

    Revenues.  Revenues were $4.4 million for the three months ended March 31, 2001, a decrease of 56.5% from the three months ended March 31, 2001. The decreases in revenues resulted from lower product shipments to both enterprise customers and service providers. The slowing economy is causing many of our customers to slow their purchase decision making process.

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

    Gross profit for the three months ended March 31, 2001 decreased to 41.0%, from 45.0% in the comparable period of 2000. The decline in gross profit was primarily attributable to the lower overall level of revenues and due to changes in product mix.

    Research and Development.  Research and development expenses consist primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expenses increased to 91.0% of revenues in the quarter ended March 31, 2001, from 26.6% during the quarter ended March 31, 2000. The increase as a percentage of revenues was due to the reduction in revenues during the three months period of 2001 and due to increases in the dollar level of spending for research and development activities.

    The increase in absolute dollars of spending in the three months ending March 31, 2001 was $1.3 million, compared to the comparable period of 2000. The increase was principally due to the hiring of additional engineers and consultants for product development, including the expenses of the software development organization in Hyderabad, India and activities associated with the Company's Click to Meet product. The Company believes that research and development expenses will continue to increase in absolute dollars for the foreseeable future. However, such expenses will fluctuate depending on various factors, including the status of development projects.

    Selling, General and Administrative.  Selling, general and administrative (SG&A) expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. SG&A expenses also include costs of outside contractors, advertising trade shows, other marketing and promotional expenses, and goodwill amortization. As a percentage of revenue, SG&A expenses increased to 147.3%, or $6.5 million during the quarter ended March 31, 2001, from 58.0%, or $5.8 million during the quarter ended March 31, 2000. The increase in absolute dollars was primarily due to an increase in marketing and business development personnel. The increase in SG&A as a percentage of revenues in the quarter ended March 31, 2001 reflected expense increases while revenues declined, including increased spending in administrative functions and spending associated with activities in international markets.

    Other Income, Net.  Other income, net. consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to the Company's credit facilities and long-term debt.  Other income, net. totaled $316,000 for the three months ended March 31, 2001, compared to other income, net. of $93,000 for the three months ended March 31, 2000. The increase was due primarily to the result of interest income from higher average cash balances in 2001.

    Minority Interest in Consolidated Subsidiary.  Minority interest reflects the interest of minority stockholders in the operating results of the Company's consolidated subsidiary in the United Kingdom. The Company acquired a controlling interest in this entity in May 1999. For the three months ended March 31, 2001 and 2000, the amounts reflect the portion of profits and losses in this subsidiary that were attributable to minority stockholders.

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

Liquidity and Capital Resources

    Since inception, the Company has financed its operations primarily through private and public placements of equity securities and to a lesser extent through certain credit facilities and long-term debt. As of March 31, 2001, the Company had cash and cash equivalents and short-term investments of $18.4 million and working capital of $29.6 million.

    During the three months ended March 31, 2001, the Company used $5.3 million in its operating activities. This was comprised of the loss of $8.3 million and reductions in accounts payable ($0.9 million) and accrued liabilities ($0.6 million), increase in inventory ($3.5 million) and deferred revenue ($0.4 million), and partially offset by reductions in accounts receivables. The reduction in receivables was due to collection activity and reduced revenues compared with the preceding quarter. During the three months ended March 31, 2000, the Company used $1.8 million in operating activities. This was comprised of the loss of $4.0 million and a reduction in accounts payable of $2.3 million, and deferred revenue ($1.0 million), partially offset by reductions in accounts receivable ($2.9 million), inventory ($1.0 million), and changes in other assets and liability accounts. Net cash used in investing activities totaled $9.7 million for the three months ended March 31, 2001, consisted primarily of $9.9 million in net sales of short-term investments and partially offset by $0.2 million used for the acquisition of property and equipment. Net cash provided by investing activities for the three months ended March 31, 2000 totaled $1.8 million, primarily from proceeds from the sale of short term investments.

    Cash provided by financing activities was $10,000 for the three months ended March 31, 2001, principally from the increase in capital lease obligations. Cash provided by financing activities was $1.5 million for the three months ended March 31, 2000, principally due to the exercise of employee stock options and purchases under the Company's employee stock purchase plan.

    The Company believes that its cash and cash equivalents and short-term investments will provide adequate cash to fund its current operations for the next twelve months.

Risk Factors

    In addition to the other information provided in this report, the following risk factors should be considered in evaluating the Company and its business.

The Company has a history of operating losses and will incur losses in the future. The Company may never generate sufficient revenue to achieve profitability.

    The Company has incurred operating losses in each quarter since it commenced operations. The Company expects to devote substantial resources to expand its research and development and sales and marketing activities. As a result, the Company expects that it will continue to incur operating losses for the foreseeable future. The Company's revenues decreased from $10.1 million for the three months ended March 31, 2000 to $4.4 million for the three months ended March 31, 2001, while its net loss increased from $4.0 million for the three months ended March 31, 2000 to $8.3 million for the three months ended March 31, 2001. At March 31, 2001, the Company had an accumulated deficit of $64.0 million.

The Company's quarterly results are expected to fluctuate and may cause the price of Company common stock to fall.

    The Company has experienced in the past, and is likely to experience, fluctuations in revenues, gross margins and operating results. Various factors could contribute to the fluctuations in revenues, gross margins and operating results, including the Company's:

  •
  success in developing its rich media business and in developing, introducing and shipping new products and product enhancements;

  •
  success in accurately forecasting demand for new orders, which may have short lead-times before required shipment, product mix, percentage of revenues derived from OEMs versus distributors or resellers;

  •
  new product introductions and price reductions by its competitors;

  •
  use of OEMs, distributors, resellers, and other third parties;

  •
  ability to attract, retain and motivate qualified personnel;

  •
  research and development efforts and success; and

  •
  selling, general and administrative expenditures.

    Additionally, the Company's quarterly operating results may vary significantly depending on a number of factors outside of its control. Further, a significant portion of the Company's expenses will be fixed. The Company expects that operating expenses will increase in the future to fund expanded operations. To the extent these increased expenses are not accompanied by an increase in revenues or gross margin, the Company's business, financial condition and results of operations would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter, as at times in past quarters, the Company's results of operations will be below the expectations of public market analysts and investors, resulting in a negative impact on the Company's common stock price.

The Company's success depends in part on the market's acceptance of rich media and broadband video services.

    The Company's success depends in part on the market's acceptance of rich media and broadband video services. Potential end-users must accept video applications as a viable alternative to face-to-face meetings and conventional classroom based learning. New applications, such as the use of video in marketing, selling and manufacturing, are still in the development stage. The Company has only recently entered into its first contracts with telecommunications service providers to provide broadband video services and does not expect any material revenues from these services to be generated until the second half of 2001. If rich media and broadband video services fail to achieve broad commercial acceptance or if such acceptance is delayed, the Company's business, financial condition and results of operations would be materially adversely affected.

Integration of the operations of the Company and CUseeMe Networks pursuant to the proposed merger of the companies may be difficult, expensive and lead to adverse effects.

    The realization of the anticipated benefits of the proposed merger of the Company and CuseeMe Networks will depend in part on whether the Company and CUseeMe Networks can integrate their operations in an efficient and effective manner. Integrating the Company and CUseeMe Networks will be a complex, time consuming and expensive process. Successful integration will require combining the companies' respective:

  •
  products and services;

  •
  sales and marketing groups;

  •
  information and software systems;

  •
  hiring and training practices;

  •
  strategic goals;

  •
  management and other employees;

  •
  boards of directors;

  •
  business development efforts; and

  •
  geographically separate facilities.

    The Company and CUseeMe Networks may not accomplish this integration smoothly or successfully and the business synergies may not develop as quickly or to the extent currently expected. The diversion of the attention of management to the integration effort and any difficulties encountered in combining operations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses. Furthermore, employee morale may suffer, and the combined company may have difficulties retaining key employees. In addition, the merger may result in a loss of customers and suppliers. Some customers of the Company or CUseeMe may seek alternative sources of products or services after the merger due to, among other reasons, a desire not to do business with the combined company. The Company anticipates that the combined company could experience some customer attrition after the merger. Difficulties in combining operations can also result in the loss of suppliers. Steps by management to counter potential customer and supplier attrition may not be effective. If the combined company is unable to address any of the foregoing risks, it could materially harm the combined company's business and impair the value of Company common stock after the merger. If the merger is not completed, the conditions for consummation of the collaboration between the Company, PictureTel and CUseeMe Networks will not have been met.

The Company's reliance on third party manufacturers and suppliers could adversely affect the Company's business.

    The Company currently outsources the manufacturing of its products and purchases critical components for its products from single suppliers. The Company will rely on several vendors to manufacture certain of its products. If one or more of these manufacturers experiences quality control or other problems, product shipments by the Company may be delayed. The Company does not have long-term agreements with suppliers, and its current suppliers are not obligated to provide components to the Company for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Qualifying additional suppliers is a time consuming and expensive process, and there is a greater likelihood of problems arising during a transition period to a new supplier. If the Company is required to find replacements for its manufacturers or suppliers, this could result in short-term cost increases and delays in delivery, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may not be able to continue to negotiate arrangements with its existing, or any future, manufacturers or suppliers on terms favorable to the Company. Existing manufacturers and suppliers may not continue to meet the Company's requirements for products and components.

The Company's success depends on the performance of participants in the Company's distribution channels.

    The Company currently sells its products through OEMs, distributors and resellers. The Company's future performance will depend in large part on sales of its products through these distribution relationships, such as SBC Communications, Verizon and other key partners. Past performance by the Company should not be considered a reliable indicator of the future performance. Agreements with distribution partners generally provide for discounts based on the Company's list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, entities that distribute the Company's products may compete with the Company. In addition, OEMs, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling the Company's products. The Company additionally depends on its respective distribution relationships for most customer support, and expends significant resources to train its respective OEMs, distributors and resellers to support customers. These entities can generally terminate the distribution relationship upon 30 days notice for a material breach. The loss of a distribution relationship or a decline in the efforts of a material distributor, or loss in business or cancellation of orders from, significant changes in scheduled deliveries to, or decreases in the prices of products sold to, any of these distribution relationships, could have a material adverse effect on the Company's results of operations.

The Company expects to rely on a limited number of large projects for its revenues in the future. Losing one or more of these customers may adversely affect the Company's future revenue growth.

    The Company depends on a limited number of large end-user projects for a majority of its revenues, which has resulted in, and may in the future result in, significant fluctuations in quarterly revenues. The Company expects that revenues from the sale of products to large end-users will continue to account for a significant percentage of its revenues in any particular quarter for the foreseeable future. Additionally, a significant portion of Company's sales of video networking products has historically been to government-related agencies, such as military and educational institutions, or third parties using the Company's products on behalf of government agencies. Such government-related customers are often subject to budgetary pressures and may from time to time reduce their expenditures and/or cancel orders. The loss of any major customer, or any reduction or delay in orders by such customer, or the failure of the Company or its distribution partners to market the Company's products successfully to new customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Because sales of the Company's products require a lengthy sales effort and implementation cycle, revenues may be unpredictable and the Company's business may be harmed.

    Sales of the Company's products has required and will continue to require an extended sales effort. The Company must first train the entities with which it has distribution relationships to market its products. The period from an initial sales call to an end-user agreement typically ranges from six to twelve months, and can be longer. Therefore, the timing of revenues may be unpredictable. A lengthy delay in recognizing revenue could have a material adverse effect on the Company's business, financial condition and results of operations.

Rapid technological change and evolving industry standards and regulations may impair the Company's ability to develop and market its services.

    Rapid technological change and evolving industry standards characterize the market for the Company's respective products. The Company's success will depend, in part, on its ability to maintain technological leadership and enhance and expand its existing product and services offerings. The Company's success also will depend in part upon its ability and the ability of its strategic partners to comply with evolving industry standards. The Company's products must meet a significant number of domestic and international video, voice and data communications regulations and standards, some of which are evolving as new technologies are deployed. The Company's products are currently in compliance with applicable regulatory requirements. However, as standards evolve, the Company will be required to modify its products, or develop and support new versions of its products. In addition, telecommunications service providers require that equipment connected to their networks comply with their own standards, which may vary from industry standards.

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

The Company will face potential volatility in its common stock price.

    The market price of Company common stock has been extremely volatile in the past and, like that of other technology companies, may be subject to significant volatility, depending upon many factors, including:

  •
  fluctuations in the Company's financial results;

  •
  announcements regarding the acquisition of technologies, products or companies, including the merger;

  •
  technological innovations or new commercial products developed by the Company or its competitors;

  •
  regulatory changes and developments that affect the Company's business;

  •
  developments or disputes concerning patent and proprietary rights and other legal matters;

  •
  establishment of additional corporate partnerships or licensing arrangements;

  •
  issuance of new or changed stock market analyst reports and/or recommendations; and

  •
  economic and other external factors.

    One or more of these factors could significantly harm the Company's business and decrease the price of its common stock in the public market. Severe price fluctuations in a company's stock have frequently been followed by securities litigation. Such litigation can result in substantial costs and a diversion of management's attention and resources and therefore could have a material adverse effect on the Company's business, financial condition and results of operations. Past financial performance of the Company should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

If the Company's common stock price consistently trades below $1.00 per share, the Company will face potential delisting from The Nasdaq National Market. If delisting occurs, the market price and market liquidity of the Company's common stock may be adversely affected.

    The Company's common stock is listed on The Nasdaq National Market. Pursuant to Nasdaq rules, Nasdaq may commence procedures to delist any shares trading below $1.00 per share on The Nasdaq National Market for a period of 30 trading days. The Company's common stock has at times been trading below $1.00 per share. If the Company's common stock price consistently trades below $1.00 per share, the Company will face potential delisting from The Nasdaq National Market.

    If delisting occurs, the trading of the Company's common stock is likely to be conducted on the OTC Bulletin Board which may have an adverse affect on the market price of the common stock and on the ability of stockholders and investors to buy and sell the common stock.

The Company will face intense competition from other industry participants and may not be able to compete effectively.

    The market for multimedia group communications and networking products and services is extremely competitive. Because the barriers to entry in the market are relatively low and the potential market is large, the Company expects continued growth in the industry and the entrance of new competitors in the future. Many of the Company's current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than that of the Company. As a result, these companies may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their conferencing products and services. In addition, to the extent that competitors choose to bundle competing multimedia conferencing applications with other products, the demand for the Company's products and services might be substantially reduced.

    As a result, the Company may not be able to compete successfully with existing or new competitors in the multimedia group communications products and services market. The Company believes that its ability to compete successfully in this market will depend on a number of factors both within and outside its control, including:

  •
  the timing of the introduction of new software products and services by the Company and its competitors;

  •
  the pricing policies of the Company's competitors and suppliers;

  •
  the Company's ability to hire and retain highly qualified employees;

  •
  continued investment in research and development;

  •
  continued investment in sales and marketing; and

  •
  the adoption and evolution of industry standards.

The Company's business may be harmed if it is unable to protect its proprietary rights.

    The Company's success and ability to compete in the video networking industry depends, in part, upon its ability to protect its proprietary technology. The Company may be unable to deter misappropriation of its proprietary technology, detect unauthorized use and take appropriate steps to enforce its intellectual property rights. In addition, the Company's competitors could, without violating its proprietary rights, develop technologies that are as good or better than its technology. The development of alternative technologies by third parties could adversely affect the competitiveness of the Company's products.

    The Company does not rely on patent protection for, and does not hold, any patents relating to its products, although it has filed one patent application related to its recently developed video services technology. This application may not issue, however, and even if issued by the United States Patent and Trademark Office, it may not give the Company an advantage over competitors. The Company's adherence to industry-wide technical standards and specifications may limit its opportunities to provide proprietary product features. The Company currently licenses certain technology from third parties, and plans to continue to do so in the future. The commercial success of the Company will depend, in part, on its ability to continue to obtain licenses to third-party technology for use in its products.

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

    However, these statutory and contractual arrangements may not be sufficient to deter misappropriation of the Company's proprietary technologies. In addition, independent third parties may develop similar or superior technologies to those of the Company. Furthermore, the laws of some foreign countries do not provide the same degree of protection of the Company's proprietary information as do the laws of the United States.

Claims by third parties that the Company infringes their proprietary technology could prevent the Company from offering its products or otherwise hurt its business and financial condition.

    The commercial success of the Company also will depend, in part, on the Company not breaching the Company's current and future licenses of third-party technology used in certain of its products. The Company is, however, subject to the risk of litigation alleging infringement of third party intellectual property rights from the Company's licensed and proprietary technology. A number of companies have developed technologies or received patents on technologies that may be related to or be competitive with the Company's technologies. The Company has not conducted a patent search relating to the technology used in its respective products. In addition, since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, would relate to the Company's products. The Company's lack of patents may inhibit the Company's ability to negotiate or obtain licenses from or oppose patents of third parties, if necessary.

    Given the rapid development of technology in the video networking industry, it is possible that the Company's existing or future products may in the future infringe upon the existing or future proprietary rights of others. The Company is subject to the risk of litigation alleging infringement of third party intellectual property rights by the Company. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits of such claims. The Company may also be required by contract or by statutory implied warranties to indemnify its distribution partners and end-users against third-party infringement claims. Parties making infringement claims against the Company may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. The Company, or its customers, may not be able to obtain necessary licenses from third parties at a reasonable cost, or at all. The defense of any lawsuit could result in time-consuming and expensive litigation, damages, license fees, royalty payments and restrictions on the Company's ability to sell its products, any of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company will be dependent on key personnel and must hire and retain skilled personnel.

    The Company's success is significantly dependent on the contributions of a number of its key personnel. The Company's success depends to a significant degree on the services of Ralph Ungermann, its chairman of the board of directors chief executive officer and president. The loss of the services of Mr. Ungermann or any of the Company's key personnel could have a material adverse effect on the Company. The Company believes that its future success also will depend upon its ability to attract and retain additional highly skilled technical, managerial, manufacturing, sales and marketing personnel. Competition for these personnel is intense. The Company may not be able to anticipate accurately, or to obtain, the personnel that it may require in the future.

The Company's inability to secure additional funding could adversely effect its business.

    In order to meet the Company's anticipated working capital and capital expenditure requirements, the Company may need to raise additional funds through the issuance of equity securities in the future. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or the new equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. Additional financing may not be available when needed or on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be required to delay, reduce or eliminate some or all of its development programs for its products or services, and may be unable to take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results.

The Company faces additional risks from its international operations.

    The Company's international business will involve a number of risks that could hurt its operating results or contribute to fluctuations in those results. The Company's revenue from international sales represented 25% of its total revenue in the quarter ended March 31, 2001, 12% of its total revenue in 2000 and 14% of its total revenue in 1999. The Company intends to seek opportunities to expand its product and service offerings into additional international markets, although the Company may not succeed in developing localized versions of its products for new international markets or in marketing or distributing products and services in those markets.

    The majority of the Company's international sales are currently denominated in U.S. dollars. However, it is possible that a significantly higher level of future sales of the Company may be denominated in foreign currencies. To the extent that the Company's sales are denominated in currencies other than U.S. dollars, fluctuations in exchange rates may render the Company's products less competitive relative to local product offerings or result in foreign exchange losses. The Company does not have experience in implementing hedging techniques that might minimize the Company's risks from exchange rate fluctuations.

    The Company's international business also will involve a number of other difficulties and risks, including risks associated with:

  •
  changing economic conditions in foreign countries;

  •
  export restrictions and export controls relating to the Company's technology;

  •
  compliance with existing and changing regulatory requirements;

  •
  tariffs and other trade barriers;

  •
  difficulties in staffing and managing international operations;

  •
  longer payment cycles and problems in collecting accounts receivable;

  •
  software piracy;

  •
  political instability;

  •
  seasonal reductions in business activity in Europe and certain other parts of the world during the summer months; and

  •
  potentially adverse tax consequences.

The Company's software products may contain potential undetected defects.

    Software developed by the Company or developed by others and incorporated by the Company into its products may contain significant undetected errors when first released or as new versions are released. Although the Company's software products will be tested before commercial release, errors in the products may be found after customers begin to use the software. Any defects in the Company's current or future products may result in significant decreases in revenue or increases in expenses because of adverse publicity, reduced orders, product returns, uncollectible accounts receivable, delays in collecting accounts receivable, and additional and unexpected costs of further product development to correct the defects.

If the Company issues additional shares of stock in the future, it may have a dilutive effect on the Company's stockholders existing at the time of issuance.

    The Company's board of directors has approved and its stockholders are being asked to approve an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock from 35,000,000 to 100,000,000. This increase in authorized shares will provide the Company with the flexibility to issue Company common stock for proper corporate purposes, which may include making acquisitions through the use of stock, adopting additional equity incentive plans and raising equity capital. Any subsequent issuance of Company common stock may result in immediate dilution of the Company's then current stockholders.

Control By Insiders

    As of May 10, 2001, the Company's executive officers, directors and their affiliates beneficially owned approximately 7,692,432 shares or 34.1% of the outstanding shares of the Company's common stock. As a result, these persons may have the ability to effectively control the Company and direct its affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of these stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The Company's market risk exposures as set forth in its Annual Report on Form 10-K for the year ended December 31, 2000, have not materially changed.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    On or about April 9, 1999, several purported class action suits were filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws against us and certain of our officers and directors in connection with our reporting of our financial results for the period ended December 31, 1998. The court dismissed these actions without leave to amend on February 14, 2000. The plaintiffs filed a notice of appeal with the Ninth U.S. Circuit Court of Appeals on March 29, 2000. The appeal has been fully briefed by all parties and no date for oral argument has yet been set.

    On April 23, 2001, we received notice of a shareholder's derivative action filed in California Superior Court in the County of Santa Clara, entitled Emma L. Flayer, Derivatively, On Behalf of First Virtual Communications, Inc., Plaintiff, vs. Ralph Ungermann, et. al, Defendants, And First Virtual Communications, Inc., Nominal Defendant. The Plaintiff alleges that, among other things, certain directors and officers of First Virtual Communications sold shares of our stock between January 21, 1999 and April 6, 1999, while in possession of material non-public information pertaining to First Virtual Communications. The Plaintiff alleges that we are entitled to recover damages from the defendants by reason of their alleged acts and that the plaintiff is entitled to recover her attorney fees. We currently are reviewing the action.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization among the Registrant, FVC Acquisition Corp. and CUseeMe Networks, Inc., dated as of March 22, 2001 (1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.1(i)	Certificate of Ownership and Merger, effective August 3, 1998 (3)
3.1(ii)	Certificate of Designation of Series A Convertible Preferred Stock (5)
3.2	Amended Bylaws of the Registrant (4)
4.1	Specimen Common Stock Certificate (3)
4.2	Specimen Series A Convertible Preferred Stock Certificate (5)

(1)
Filed as an exhibit to the Company's Current Report on From 8-K, filed on April 4, 2001 (file No. 000-23305)

(2)
Filed as an exhibit to the Company's Registration Statement on Form S-1, File No, 333-38755, declared effective on April 29, 1998, incorporated herein by reference.

(3)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, as amended, as filed on April 29, 1999, incorporated herein by reference.

(4)
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

Date: May 15, 2001	FIRST VIRTUAL COMMUNICATIONS, Inc.
	By:	/s/ RANDY ACRES Randy Acres Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization among the Registrant, FVC Acquisition Corp. and CUseeMe Networks, Inc., dated as of March 22, 2001 (1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.1(i)	Certificate of Ownership and Merger, effective August 3, 1998 (3)
3.1(ii)	Certificate of Designation of Series A Convertible Preferred Stock (5)
3.2	Amended Bylaws of the Registrant (4)
4.1	Specimen Common Stock Certificate (3)
4.2	Specimen Series A Convertible Preferred Stock Certificate (5)

(1)
Filed as an exhibit to the Company's Current Report on Form 8-K, filed on April 4, 2001 (file No. 000-23305)

(2)
Filed as an exhibit to the Company's Registration Statement on Form S-1, File No, 333-38755, declared effective on April 29, 1998, incorporated herein by reference.

(3)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, as amended, as filed on April 29, 1999, incorporated herein by reference.

(4)
Filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the period ended December 31, 1999, as filed on April 5, 2000, incorporated herein by reference.

(5)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed on August 14, 2000, incorporated herein by reference.

QuickLinks

Index
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index