Form 10-Q
period 2001-06-30
FIRST VIRTUAL COMMUNICATIONS INC
filed 2001-08-15
CIK 920317

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-23305

FIRST VIRTUAL COMMUNICATIONS, Inc.
(Exact name of registrant in its character)

Delaware	77–0357037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3393 Octavius Drive
Santa Clara, CA 95054
(Address of principal executive offices)

(408) 567–7200
(Registrant's telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Common Stock, $0.001 par value	33,226,315

(Class)	Outstanding as of August 10, 2001

First Virtual Communications, Inc.
Form 10-Q

PART 1. FINANCIAL INFORMATION

             Item 1. Financial Statements

First Virtual Communications, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data; unaudited)

	June 30,	December 31,
	2001	2000

ASSETS

Cash and cash equivalents	$10,926	$7,077
Short-term investments	4,819	16,851
Accounts receivable	8,457	9,937
Inventory	10,516	6,912
Prepaids and other current assets	1,959	871

Total current assets	36,677	41,648
Property and equipment, net	4,215	2,815
Intangible assets, net	15,886	1,894
Other assets	398	584

	$57,176	$46,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$36	$80
Accounts payable	3,807	5,122
Accrued liabilities	8,026	3,574
Deferred revenue	2,475	1,143

Total current liabilities	14,344	9,919

Long-term debt, net of current portion	112	39

Minority interest in consolidated subsidiary	265	253

Stockholders' equity:
Convertible Preferred Stock, $.001 par value; 5,000,000 shares authorized; 27,437 shares issued and outstanding at June 30, 2001	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 33,028,794 and 17,334,189 shares issued and outstanding, respectively	33	17
Additional paid-in capital	112,324	92,168
Accumulated other comprehensive income	236	210
Accumulated deficit	(70,138)	(55,665)

Total stockholders' equity	42,455	36,730

	$57,176	$46,941

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data; unaudited)

	Three months ended		Six months ended

	June 30,		June 30,

	2001	2000	2001	2000

Revenues	$8,135	$10,772	$12,517	$20,855
Cost of revenues	4,389	5,810	6,976	11,360

Gross profit	3,746	4,962	5,541	9,495

Operating expenses:
Research and development	2,842	3,034	6,828	5,715
Selling, general and administrative	5,423	5,504	11,877	11,348
Acquisition and other non-recurring costs, net	1,781	-	1,781	-

Total operating expenses	10,046	8,538	20,486	17,063

Operating loss	(6,300)	(3,576)	(14,945)	(7,568)

Other income, net	170	209	486	308
Minority interest in consolidated subsidiary	(12)	32	(14)	(49)

Net loss	$(6,142)	$(3,335)	$(14,473)	$(7,309)

Net loss per share:
Basic and diluted	$(0.33)	$(0.19)	$(0.79)	$(0.43)

Shares used to compute net loss per share:
Basic and diluted	18,859	17,244	18,238	17,093

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Six Months Ended June 30

	2001	2000

Cash flows from operating activities:
Net loss	$(14,473)	$(7,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,900	1,036
Stock compensation	(122)	156
Acquired in-process research and development	276	-
Other non-recurring costs	1,083	-
Other	113	26
Changes in assets and liabilities net of effects of acquisition of CUseeMe Networks, Inc.:

Accounts receivable	2,422	(885)
Inventory	(3,551)	745
Prepaid expenses and other assets	(1,407)	1,416
Accounts payable	(1,385)	(1,614)
Accrued liabilities	(1,389)	1,733
Deferred revenue	1,332	(612)

Net cash used in operating activities	(15,201)	(5,308)

Cash flows from investing activities:
Acquisition of property and equipment,net	218	(381)
Proceeds from sales of short-term investments, net	12,032	(21,555)
Cash acquired in acquisition of CUseeMe Networks, Inc.	6,601	-

Net cash provided by/(used in) investing activities	18,851	(21,936)

Cash flows from financing activities:
Proceeds from issuance of stock, net	170	26,898
Increase (repayment) of capital lease obligations	29	(48)

Net cash provided by financiing activities	199	26,850

Net increase/(decrease) in cash and cash equivalents	3,849	(394)
Cash and cash equivalents at beginning of period	7,077	997

Cash and cash equivalents at end of period	$10,926	$603

Supplemental cash flow information:

Common stock issued and options and warrant assumed in connection with acquisition of CUseeMe Networks, Inc.	$20,190	$-

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

             The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of First Virtual Communications, Inc.’s (the "Company") consolidated financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The December 31, 2000 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

2. Acquisition of CUseeMe Networks, Inc.

             On June 19, 2001, the Company completed its acquisition of CUseeMe Networks, Inc., ("CUseeMe Networks"), a provider of innovative software solutions that enable voice and visual communications over IP-based networks. The acquisition was accounted for using the purchase method of accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in the Company’s condensed consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of the Company and CUseeMe Networks.

The Company acquired CUseeMe Networks for total consideration of $22.7 million, including direct acquisition costs of $2.5 million for legal, consulting and accounting fees. The Company exchanged options to purchase 4,109,888 shares of CUseeMe Networks common stock with options to purchase shares of the Company’s stock for which the Black-Scholes option-pricing model value of approximately $1.6 million was included in the purchase price.

The Company engaged an independent appraiser to value the intangible assets.  The total purchase price was preliminarily allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

(In thousands)

Fair value of tangible assets and liabilities	$7,235
In-process research and development	276
Trademark	661
Current technology	5,918
Assembled workforce	1,505
Deferred stock compensation	1,300
Excess of purchase price over identifiable net assets acquired	5,824

Total	$22,719

             The amounts allocated to current technology, assembled workforce and residual goodwill are being amortized using the straight-line method over their respective estimated useful lives, which range from 3 to 5 years.

The following unaudited pro forma consolidated amounts give effect to the acquisition of CUseeMe Networks as if it had occurred at the beginning of each of fiscal 2001 and 2000 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Revenue	$8,626	$13,367	$14,889	$27,542
Net loss	$(17,352)	$(7,524)	$(30,476)	$(12,557)
Net loss per share	$(1.09)	$(0.46)	$(1.87)	$(0.75)

             The above unaudited pro forma consolidated amounts are not necessarily indicative of the actual results of operations that would have been reported if the acquisition had actually occurred as of the beginning of the periods described above, nor does such information purport to indicate the results of the Company’s future operations. In the opinion of management, all adjustments necessary to present fairly such pro forma amounts have been made.

             During the quarter ended June 30, 2001, the Company recorded deferred compensation of approximately $91,000 for the difference between the grant or issuance price of common stock options and the fair value of the Company’s common stock issued in conjunction with the CUseeMe Networks acquisition.  These amounts are being amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the individual stock options.

3. Inventory

             Inventories as of June 30, 2001 and December 31, 2000 were (in thousands):

	June 30, 2001	December 31, 2000

Raw materials	$5,297	$1,553
Finished goods	5,219	5,359

Total inventory	$10,516	$6,912

4. Net Loss Per Share

             Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted–average number of common shares outstanding excluding contingently issuable or returnable shares such as shares of unvested restricted common stock, and diluted earnings (loss) per share, which is based on the weighted–average number of common shares outstanding and dilutive potential common shares outstanding.

             As a result of the losses incurred by the Company for the three and six months ended June 30, 2001 and 2000, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods.

             The following table summarizes securities outstanding (on an as-converted basis) which were not included in the calculations of diluted net loss per share for the six months ended June 30, 2001 and 2000, since their inclusion would be anti-dilutive (in thousands):

	June 30,

	2001	2000

Unvested restricted common stock	—	30
Common stock options	12,208	5,807
Common stock warrants	3,589	1,016
Convertible preferred stock	3,617	3,430

             Unvested restricted common stock represents stock that has been issued but which is subject to repurchase to the extent the holder does not remain associated with the Company until such shares are vested. The common stock warrants are exercisable at $.91 to $12.00 per share and expire at various times from April 2002 through May 2006. The stock options outstanding at June 30, 2001, had a weighted average exercise price per share of $4.71, and expire beginning in July 2001 through June 2011. Convertible preferred stock represents the number of shares of common stock that would be outstanding if the Series A Preferred Stock was converted at a conversion rate of 131.8 for 1.

5. Comprehensive Loss

             The Company's comprehensive net loss for the three and six months ended June 30, 2001 was $6,142,000 and $14,473,000, respectively. The comprehensive net loss for the three and six months ended June 30, 2000  was $3,335,000 and $7,309,000.

6. Litigation

             On or about April 9, 1999, several purported class action suits were filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company's reporting of its financial results for the period ended December 31, 1998. The court dismissed these actions without leave to amend on February 14, 2000, and the plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal was taken under submission by the Court of Appeals following the filing of briefs by the parties and the presentation of oral argument on July 11, 2001. The Court of Appeals has not yet issued a ruling on the appeal.

             On April 23, 2001, the Company received notice of a shareholder's derivative action filed in California Superior Court in the County of Santa Clara, alleging that, among other things, certain directors and officers of the Company sold shares of the Company stock between January 21, 1999 and April 6, 1999, while in possession of material non-public information pertaining to the Company. The Company and the individual defendants moved to dismiss the action, or in the alternative to stay the action pending the outcome of the appeal in the related federal court class action or, if necessary, the investigation of the claims by the Company. These motions were presented to the Superior Court on July 23, 2001 and the court has not yet issued a ruling on the motions.

7. Issuance of Convertible Preferred Stock

             On June 8, 2000, the Company issued 27,437 shares of Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement to Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $27,437,000. The Preferred Stock is convertible into 3,616,778 shares of common stock of the Company. The Company also issued a five-year warrant to Vulcan to purchase 850,000 shares of the Company's common stock at an exercise price of $7.00 per share. On the date of issuance, the warrant had an approximate fair market value of $3,700,000, determined using the Black–Scholes pricing model. The aggregate gross proceeds from the transaction exceed the fair value of the stock and warrants issued. The warrant provides anti-dilution protection to Vulcan in the event that the Company issues additional shares of common stock at a price less than $7.00 per share, subject to certain exceptions. As of June 30, 2001, the anti-dilution protection provisions have not been enacted.

8. New Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under FAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The adoption of FAS 133 on January 1, 2001 did not have a material impact on the Company's financial position, results of operations or cash flows.

             In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141,  “Business Combinations” (FAS No. 141) and No. 142, “Goodwill and Other Intangible Assets” (FAS No. 142). FAS 141 requires that all business combinations be accounted for under the purchase method and establishes criteria for the separate recognition of intangible assets acquired in a business combination. FAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. FAS 141 is applicable to all business combinations initiated subsequent to June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. The Company is evaluating the impact that FAS 141 and 142 will have on the balance sheet and statement of operations.

9. Acquisition and other non-recurring charges, net

Impairment of investment in ICAST	$1,083,231
Workforce reduction	422,000
In-process research and development charges	276,000

Acquisition and other non-recurring charges, net	$1,781,231

Impairment of investment in ICAST Corporation

             In August 1998, the Company completed its acquisition of ICAST Corporation ("ICAST"). ICAST developed, marketed and supported software design for Internet and Intranet broadcasting and real-time video, audit and data. The purchase price aggregated approximately $7.6 million.

             As a result of the acquisition of CUseeMe Networks, and based on the Company's future strategic objectives, the Company has ceased to invest any further financial or engineering resources into the development of video streaming technology, that was orginally acquired in the purchase of ICAST. The Company does not anticipate deriving any significant revenues or cash flows from products using the ICAST technology. The Company recorded an impairment charge of approximately $1.1 million during the quarter ended June 30, 2001 for the write-off of the unamortized intangible assets recorded in connection with the acquisition of ICAST. The charges of approximately $1.1 million included approximately $1.0 million for the goodwill and $74,000 for other identified intangibles related to the ICAST acquisition.

Workforce reduction

             On June 5, 2001, the Company reduced its workforce by 24 employees. The cost recorded for this layoff was $422,000, which included six weeks of severance pay and all earned vacation time for the affected employees.

In-process research and development charges

             In-process research and development charges were incurred in conjunction with the CUseeMe acquisition. See Note 2 for a description of the acquisition.

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

             In addition to the historical information contained in this Item, this Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward- looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the Company's limited operating history and variability of operating results, market acceptance of video technology, including the Company's new broadband video services business, dependence on ATM and other technologies, the Company's potential inability to maintain business relationships with telecommunications carriers, distributors and suppliers, rapid technological changes, competition and consolidation in the video networking industry, the importance of attracting and retaining personnel, management of the Company's growth, the risk that the benefits expected from the merger with CUseeMe Networks will not be realized, consolidation and cost pressures in the video networking industry, dependence on key employees, and other risk factors set forth below and described in this 10-Q report and in other documents the Company files with the SEC. The Company assumes no obligation to update any forward-looking statements contained herein.

Overview

             Founded in 1993, First Virtual Communications, Inc., a Delaware corporation, delivers integrated, end-to-end rich media communications solutions, including both hardware and software technologies, for IP, ISDN and ATM networks The Company combines its expertise in networking systems, real-time video technology, and web-based collaboration to provide both interactive and integrated streaming media solutions for a wide range of enterprise video applications, including video calls, videoconferences, video broadcasts and video-on-demand over converged multi–service networks. The Company's strategy is to become the leading provider of high quality, cost-effective, rich media communications solutions in broadband Internet and intranet environments for telecommunications carriers and enterprise customers.

             On June 19, 2001, the Company and CUseeMe Networks completed a merger, pursuant to which CUseeMe Networks became a wholly owned subsidiary of the Company. CUseeMe Networks historically provided innovative software-based solutions to enable voice, video, and data collaboration over IP-based networks.  CUseeMe Networks specialized in delivering a solution that was both centrally managed and centrally deployed, enabling large–scale deployments of video collaboration to enterprise desktops. As a result of the merger, it is anticipated that the combined company will provide a broad range of integrated rich media communications solutions that run seamlessly across multiple network types to enterprise, service provider, and consumer customers worldwide.

             On July 27, 2001, the Company executed an agreement with PictureTel Corporation  for a strategic technology, marketing,  and distributor alliance.  The alliance is expected to create a more comprehensive,  scalable and functional rich media communications solution by combining the technologies and expertise of both the Company and PictureTel.

             First Virtual Communications’ original equipment manufacturer ("OEM") distribution and system integration partners include Accord, Adaptive Broadband, Ameritech, Alcatel, AT&T, British Telecommunications plc , Cisco Systems, Inc. , China Telecom, Electronic Data Systems Corporation, Ezenia!, France Telecom S.A., Nortel Networks Corporation , Polycom, Qwest Communications International, Inc., SBC Communications Inc., Shanghai Telecom, Telstra, Verizon Communications  and other leading companies worldwide.

             The Company is leveraging its leadership position in video networking to capitalize on the rapidly emerging opportunity to provide broadband rich media communications solutions to enterprise markets, either as systems sold through channels or services delivered through service providers. First Virtual Communications' web-based Click To Meet™ is the Company’s flagship product.   It provides a  framework for rich media communications that is simple to use, effectively managing all the components of the end to end solution while hiding traditional complexities from the end user.   CUseeMe Videoware, a product formerly of CUseeMe Networks, is currently being merged with the Click to Meet product family.   CUseeMe Videoware enables rich media communications to be integrated with existing workflow applications, such as Microsoft Exchange/Outlook, Instant Messaging, and other business applications.

             To date, solutions sales announcements by the Company with service providers include expanded customer relationships with AT&T, Electronic Data Systems, Wind, Noicom and China Telecom, all of which are deploying broadband video services using the Company's products and solutions. The Company's broadband rich media communications solutions enable telecommunications carriers to deliver a comprehensive set of rich media applications over the carrier's existing broadband networks into conference rooms, as well as to the users' desktops.

             The Company also markets its systems to enterprise customers, which include business customers, government users, education and healthcare providers, primarily through indirect sales channels. For the quarter ended June 30, 2001, 52% of the company’s revenue was from enterprise customers and 48% was from service providers, while in 2000, revenue from enterprise customers was 83% and 17% was from service providers.

             The Company maintains a network of distributors in Europe and Asia licensed to sell its products under the FVC.COM name. Approximately 20% and 17% of the Company's revenues were generated from customers outside of North America during the three months ended June 30, 2001 and 2000, respectively. The Company expects that direct sales from shipments to customers outside of North America will continue to represent a significant portion of its future revenues. In addition, the Company believes that a small portion of its sales through some of its distribution partners is sold to international end-users.

             Revenues from the Company's international operations are subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic restraints, and currency risks, among others.

             Revenues are recognized upon shipment of product to customers, provided no significant obligations remain, collectibility is probable and returns are estimable. Revenues from sales to certain of the Company's resellers are subject to agreements allowing rights of return. In such cases, the Company provides reserves for estimated future returns upon revenue recognition. These reserves are estimated based upon historical rates of returns and allowances, reseller inventory levels, the Company's estimates of sell through by resellers and other related factors. Actual results could differ from these estimates. In the event of the inability to estimate returns from any reseller, the Company defers revenue recognition until the reseller has sold through the products. Advance payments received from customers and gross margin deferred with respect to sales to resellers wherein the Company does not have the ability to estimate returns are recorded as deferred revenue. At June 30, 2001, deferred revenue totaled $2,475,000.

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

	Three months ended		Six months ended

	June 30,		June 30,

	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.0%	53.9%	55.7%	54.5%

Gross profit	46.0%	46.1%	44.3%	45.5%

Operating expenses:
Research and development	34.9%	28.2%	54.5%	27.4%
Selling, general and administrative	66.7%	51.1%	94.9%	54.4%
Acquisition and other non-recurring costs, net	21.9%	0.0%	14.2%	0.0%

Total operating expenses	123.5%	79.3%	163.7%	81.8%

Operating loss	-77.4%	-33.2%	-119.4%	-36.3%

Other income, net	2.1%	1.9%	3.9%	1.5%
Minority interest in consolidated subsidiary	-0.1%	0.3%	-0.1%	-0.2%

Net loss	-75.4%	-31.0%	-115.5%	-35.0%

(1)	Operating expenses include non-cash stock compensation charges of $122,000 (1.5% of total revenues) and $72,000 (0.7% of total revenues) for the three months ended June 30, 2001 and 2000, respectively, and $162,000 (1.3% of total revenues) and $156,000 (0.7% of total revenues) for the six months ended June 30, 2001 and 2000, respectively.

 Revenues.  Revenues were $8.1 million for the three months ended June 30, 2001, a decrease of 24.5% from the three months ended June 30, 2000. The slowing economy is causing many of our customers to slow their purchase decision making process. Revenue for the six months ended June 30, 2001 compared to the first six months of 2000 decreased 40.0%, from $20.9 million to $12.5 million. The decrease in revenues resulted from lower product shipments to both enterprise customers and service providers. The decrease in revenues was partially offset from revenues from CUseeMe Networks products in the three and six months ended June 30, 2001 of $816,000.

 Gross Profit.  Gross profit consists of revenues less the cost of revenues, which consists primarily of costs associated with the manufacture of the Company's products by outside manufacturers and related costs of freight, inventory obsolescence, royalties and warranties. These manufacturers procure the majority of materials, except for certain key components, which the Company purchases from third–party vendors.

             Gross profit for the three months ended June 30, 2001 remained consistent at 46.0%, as in the comparable period of 2000.  Gross profit decreased by $3,954,000 to 44.3% during the six months ended June 30, 2001, as compared to 45.5% in the first six months of 2000.

 Research and Development.  Research and development expenses consist primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expenses increased to 34.9% of revenues in the quarter ended June 30, 2001, from 28.2% during the quarter ended June 30, 2000. The increase as a percentage of revenues was due to the reduction in revenues during the three month period ended June 30, 2001. Research and development expenses increased to 54.5% of revenues in the six months ended June 30, 2001, from 27.4% in the first six months of 2000.

             There was a $200,000  decrease in absolute dollars of spending in the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The decrease was principally due to the aggressive cost cutting measures put in place by the Company. The Company will continue to invest in various development projects and believes that research and development expenses will increase in absolute dollars for the foreseeable future. However, such expenses will fluctuate depending on various factors, including the status of development projects.

 Selling, General and Administrative.  Selling, general and administrative (SG&A) expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. SG&A expenses also include costs of outside contractors, advertising trade shows, other marketing and promotional expenses, and goodwill amortization. As a percentage of revenue, SG&A expenses increased to 66.7%, or $5.4 million during the quarter ended June 30, 2001, from 51.1%, or $5.5 million during the quarter ended June 30, 2000 and to 94.9% for the six months ended June 30, 2001, from 54.4% in the comparable period of 2000. The increase in absolute dollars was primarily due to $1.8 million in one time charges.  The increase in SG&A as a percentage of revenues in the quarter ended June 30, 2001 also reflected the decline in revenues from the comparable period of 2000.

Acquisition and other non-recurring costs, net.  The $1.8 million of one time charges include $276,000 of in-process research and development activities as a result of the acquisition of CUseeMe Networks, the impairment of $1.1 million of goodwill, associated with the 1998 acquisition of ICAST Corporation and $422,000 of costs associated with the reduction in workforce during the quarter.

 Other Income, Net.  Other income, net consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to the Company's credit facilities and long-term debt.  Other income, net totaled $170,000 for the three months ended June 30, 2001, compared to other income, net of $209,000 for the three months ended June 30, 2000. The decrease was as a result of lower interest income from lower average cash balances in 2001.  The decrease of $178,000 in other income, net for the six months ended June 30, 2001 compared to the first six months of 2000 was also due to lower cash balances and lower interest rates.

 Minority Interest in Consolidated Subsidiary.  Minority interest reflects the interest of minority stockholders in the operating results of the Company's consolidated subsidiary in the United Kingdom. The Company acquired a controlling interest in this entity in May 1999. For the three and six month periods ended June 30, 2001, the amounts reflect the portion of profits and losses in this subsidiary that were attributable to minority stockholders.

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

Liquidity and Capital Resources

             Since inception, the Company has financed its operations primarily through private and public placements of equity securities and to a lesser extent through certain credit facilities and long-term debt. As of June 30, 2001, the Company had cash and cash equivalents and short-term investments of $15.7 million and working capital of $22.3 million. The Company believes that its cash and cash equivalents and short-term investments will provide adequate cash to fund its current operations for the next twelve months.

             During the six months ended June 30, 2001, the Company used $15.2 million in its operating activities. This was comprised of the loss of $14.5 million and reductions in accounts payable ($1.3 million) and accrued liabilities ($1.4 million), increase in inventory ($3.6 million) and deferred revenue ($1.3 million), and partially offset by reductions in accounts receivables ($2.4 million). The reduction in receivables was due to collection activity and reduced revenues compared with the preceding quarter. During the six months ended June 30, 2000, the Company used $5.3 million in operating activities. This was comprised of the loss of $7.3 million and a reduction in accounts payable of $1.6 million, and deferred revenue ($600,000), partially offset by reductions in inventory ($700,000), and changes in other assets and liability accounts. Net cash provided by investing activities totaled $18.9 million for the six months ended June 30, 2001,  primarily consisting of $12.0 million in net sales of short-term investments and $6.6 million in cash acquired from the acquisition of CUseeMe Networks. Net cash provided by investing activities for the six months ended June 30, 2000 totaled $21.9 million, primarily from the purchase of short term investments ($25.0 million) and partially offset by proceeds from the sale of short-term investment ($3.5 million).

             Cash provided by financing activities was $199,000 for the six months ended June 30, 2001, principally from issuance of stock.  Cash provided by financing activities was $26.9 million for the six months ended June 30, 2000, principally due from the issuance of preferred and common stock.

             Acquisition of CUseeMe Networks, Inc.  On June 19, 2001, the Company completed its acquisition of CUseeMe Networks, Inc. (CUseeMe Networks), a provider of innovative software solutions that enable voice and visual communications over IP-based networks. The acquisition was accounted for using the purchase method of accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in the Company's condensed consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of the Company and CuseeMe Networks.

             The Company acquired CUseeMe Networks for a total consideration of $22.7 million, including direct acquisition costs of $2.5 million for legal, consulting and accounting fees. The Company exchanged options to purchase 4,109,888 shares of CUseeMe Networks common stock with options to purchase shares of the Company's stock for which the Black-Scholes option-pricing model value of approximately $1.6 million was included in the purchase price.

             The Company engaged an independent appraiser to value the intangible assets. The total purchase price was preliminarily allocated to the estimated fair value of assets acquired and liabilities assumed as follows (in thousands):

Fair value of tangible assets and liabilities	$7,235
In-process research and development	276
Trademark	661
Current technology	5,918
Assembled workforce	1,505
Deferred stock compensation	1,300
Excess of purchase price over identifiable net assets acquired	5,824

Total	$22,719

             The amounts allocated to current technology, assembled workforce and residual goodwill are being amortized using the straight-line method over their respective estimated useful lives, which range from 3 to 5 years.

             During the quarter ended June 30, 2001, the Company recorded deferred compensation of approximately $91,000 for the difference between the grant or issuance price of common stock options and the fair value of the Company's common stock issued in conjunction with the CUseeMe Networks acquisition. These amounts are being amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the individual stock options.

             Impairment of Investment in ICAST Corporation.  In August 1998, the Company completed its acquisition of ICAST Corporation ("ICAST"). ICAST developed, marketed and supported software design for Internet and Intranet broadcasting and real-time video, audit and data. The purchase price aggregated approximately $7.6 million. As a result of the acquisition of CUseeMe Networks and based on the Company's future strategic objectives, the Company has ceased to invest any further financial or engineering resources into the development of video streaming technology that was originally acquired in the purchase of ICAST. The Company does not anticipate deriving any significant revenues or cash flows from products using the ICAST technology. The Company recorded an impairment charge of approximately $1.1 million during the quarter ended June 30, 2001 for the write-off of the unamortized intangible assets recorded in connection with the acquisition of ICAST. The charges of approximately $1.1 million include approximately $1.0 million for the goodwill and $74,000 for other identified intangibles related to the ICAST acquisition.

             New Accounting Pronouncements.  In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, "Business combinations" (FAS No. 141) and No. 142, Goodwill and Other Intangible Assets (FAS No. 142). FAS 141 requires that all business combinations be accounted for under the purchase method and establishes criteria for the separate recognition of intangible assets acquired in a business combination. FAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. FAS 141 is applicable to all business combinations initiated subsequent to June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. The Company is evaluating the impact that FAS 141 and 142 will have on the balance sheet and statement of operations.

Risk Factors

             In addition to the other information provided in this report, the following risk factors should be considered in evaluating the Company and its business.

The Company has a history of operating losses and will incur losses in the future. The Company may never generate sufficient revenue to achieve profitability.

             The Company has incurred operating losses in each quarter since it commenced operations. The Company expects to devote substantial resources to expand its research and development and sales and marketing activities. As a result, the Company expects that it will continue to incur operating losses for the foreseeable future. The Company's revenues decreased from $10.8 million for the three months ended June 30, 2000 to $8.1 million for the three months ended June 30, 2001, while its net loss increased from $3.3 million for the three months ended June 30, 2000 to $6.1 million for the three months ended June 30, 2001. At June 30, 2001, the Company had an accumulated deficit of $70.1 million.

The Company's quarterly results are expected to fluctuate and may cause the price of the Company’s common stock to fall.

             The Company has experienced in the past, and is likely to experience in the future, fluctuations in revenues, gross margins and operating results. Various factors could contribute to the fluctuations in revenues, gross margins and operating results, including the Company's:

•	success in developing its rich media business and in developing, introducing and shipping new products and product enhancements;

•	success in accurately forecasting demand for new orders, which may have short lead-times before required shipment, product mix, percentage of revenues derived from OEMs versus distributors or resellers;

•	new product introductions and price reductions by its competitors;

•	the success of the Company’s strategic collaborations;

•	use of OEMs, distributors, resellers, and other third parties;

•	ability to attract, retain and motivate qualified personnel;

•	research and development efforts and success; and

•	selling, general and administrative expenditures.

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

The Company's success depends in part on the market's acceptance of rich media and broadband video service and the CUseeMe Conference Server .

             The Company's success depends in part on the market's acceptance of rich media and broadband video services and the CUseeMe Conference Server. Potential end-users must accept video applications as a viable alternative to face-to-face meetings and conventional classroom based learning. New applications, such as the use of video in marketing, selling and manufacturing, are still in the development stage. The Company has only recently entered into its first contracts with telecommunications service providers to provide broadband video services and does not expect any material revenues from these services to be generated until the second half of 2002. If rich media and broadband video services fail to achieve broad commercial acceptance or if such acceptance is delayed, the Company's business, financial condition and results of operations will  be materially adversely affected. The Company anticipates that significant revenue and growth in the foreseeable future will come from the sale of the CUseeMe Conference Server and related products and services. Broad market acceptance of the CUseeMe Conference Server, therefore, is critical to the Company’s operating success.

Integration of the operations of the Company and CUseeMe Networks pursuant to the proposed merger of the companies may be difficult, expensive and lead to adverse effects.

             The realization of the anticipated benefits of the  merger of the Company and CUseeMe Networks will depend in part on whether the Company and CUseeMe Networks can integrate their operations in an efficient and effective manner. Integrating the Company and CUseeMe Networks will be a complex, time consuming and expensive process. Successful integration will require combining the companies' respective:

•	products and services;

•	sales and marketing groups;

•	information and software systems;

•	hiring and training practices;

•	strategic goals;

•	management and other employees;

•	boards of directors;

•	business development efforts; and

•	geographically separate facilities.

             The Company and CUseeMe Networks may not accomplish this integration smoothly or successfully and the business synergies may not develop as quickly or to the extent currently expected. The diversion of the attention of management to the integration effort and any difficulties encountered in combining operations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses. Furthermore, employee morale may suffer, and the combined company may have difficulties retaining key employees. In addition, the merger may result in a loss of customers and suppliers. Some customers of the Company or CUseeMe may seek alternative sources of products or services after the merger due to, among other reasons, a desire not to do business with the combined company. The Company anticipates that the combined company could experience some customer attrition after the merger. Difficulties in combining operations can also result in the loss of suppliers. Steps by management to counter potential customer and supplier attrition may not be effective. If the Company is unable to address any of the foregoing risks, it could materially harm the Company's business and impair the value of the Company’s common stock.

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

             The Company currently sells its products through OEMs, distributors and resellers. The Company's future performance will depend in large part on sales of its products through these distribution relationships, such as SBC Communications, Verizon and other key partners. In addition, the Company’s future performance will depend in part on the success of its alliance with PictureTel. Past performance by the Company should not be considered a reliable indicator of the future performance. Agreements with distribution partners generally provide for discounts based on the Company's list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, entities that distribute the Company's products may compete with the Company. In addition, OEMs, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling the Company's products. The Company additionally depends on its respective distribution relationships for most customer support, and expends significant resources to train its respective OEMs, distributors and resellers to support customers. These entities can generally terminate the distribution relationship upon 30 days notice for a material breach. The loss of a distribution relationship or a decline in the efforts of a material distributor, or loss in business or cancellation of orders from, significant changes in scheduled deliveries to, or decreases in the prices of products sold to, any of these distribution relationships, could have a material adverse effect on the Company's results of operations.

The Company expects to rely on a limited number of large projects for its revenues in the future. Losing one or more of these customers may adversely affect the Company's future revenue growth.

             The Company depends on a limited number of large end-user projects for a majority of its revenues, which has resulted in, and may in the future result in, significant fluctuations in quarterly revenues. The Company expects that revenues from the sale of products to large end-users will continue to account for a significant percentage of its revenues in any particular quarter for the foreseeable future. Additionally, a significant portion of Company's sales of video networking products has historically been to government–related agencies, such as military and educational institutions, or third parties using the Company's products on behalf of government agencies. Such government–related customers are often subject to budgetary pressures and may from time to time reduce their expenditures and/or cancel orders. The loss of any major customer, or any reduction or delay in orders by such customer, or the failure of the Company or its distribution partners to market the Company's products successfully to new customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Because sales of the Company's products require a lengthy sales effort and implementation cycle, revenues may be unpredictable and the Company's business may be harmed.

             Sales of the Company's products have required and will continue to require an extended sales effort. The Company must first train the entities with which it has distribution relationships to market its products. The period from an initial sales call to an end-user agreement typically ranges from six to 12 months, and can be longer. Therefore, the timing of revenues may be unpredictable. A lengthy delay in recognizing revenue could have a material adverse effect on the Company's business, financial condition and results of operations.

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

             The Company's ability to compete successfully also is dependent upon the continued compatibility and interoperability of its products with products and architectures offered by various vendors. The Company's business, financial condition and results of operations would be materially adversely affected if it were unable in a timely manner to comply with evolving industry standards or to address compatibility issues. In addition, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. The announcement of product enhancements or new product or service offerings could cause customers to defer purchasing the Company's products. In addition, the Company has experienced delays in the introduction of new products in the past and may experience such delays in the future. The failure of the Company to  successfully introduce new products, product enhancements or services, or customer delays in purchasing products in anticipation of new product introductions or because of changes in industry standards, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company faces potential volatility in its common stock price.

             The market price of the Company’s common stock has been extremely volatile in the past and, like that of other technology companies, may be subject to significant volatility in the future, depending upon many factors, including:

•	fluctuations in the Company's financial results;

•	announcements regarding the acquisition of technologies, products or companies;

•	technological innovations or new commercial products developed by the Company or its competitors;

•	regulatory changes and developments that affect the Company's business;

•	developments or disputes concerning patent and proprietary rights and other legal matters;

•	establishment of and success of corporate partnerships or licensing arrangements;

•	issuance of new or changed stock market analyst reports and/or recommendations; and

•	economic and other external factors.

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

             The Company's common stock is listed on The Nasdaq National Market. Pursuant to Nasdaq rules, Nasdaq may commence procedures to delist any shares trading below $1.00 per share on The Nasdaq National Market for a period of 30 consecutive trading days. The Company's common stock has at times been trading below $1.00 per share. If the Company's common stock price consistently trades below $1.00 per share, the Company will face potential delisting from The Nasdaq National Market.

             If delisting occurs, the trading of the Company's common stock is likely to be conducted on the OTC Bulletin Board which will have an adverse affect on the market price of the Company’s common stock and on the ability of stockholders and investors to buy and sell the common stock.

The Company will face intense competition from other industry participants and may not be able to compete effectively.

             The market for multimedia group communications and networking products and services is extremely competitive. Because the barriers to entry in the market are relatively low and the potential market is large, the Company expects continued growth in the industry and the entrance of new competitors in the future. Many of the Company's current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than that of the Company. As a result, these companies may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their competing products and services. In addition, to the extent that competitors choose to bundle competing multimedia conferencing applications with other products, the demand for the Company's products and services might be substantially reduced.

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

             The Company's success and ability to compete in the video networking industry depends, in part, upon its ability to protect its proprietary technology. The Company may be unable to deter misappropriation of its proprietary technology, detect unauthorized use or take appropriate steps to enforce its intellectual property rights. In addition, the Company's competitors could, without violating its proprietary rights, develop technologies that are superior to the Company’s technology. The development of alternative technologies by third parties could adversely affect the competitiveness of the Company's products.

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

             The commercial success of the Company also will depend, in part, on the Company not breaching the Company's current and future licenses of third-party technology used in certain of its products. The Company is, however, subject to the risk of litigation alleging infringement of third party intellectual property rights from the Company's licensed and proprietary technology and from third parties. A number of companies have developed technologies or received patents on technologies that may be related to or be competitive with the Company's technologies. The Company has not conducted a patent search relating to the technology used in its respective products. In addition, since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, would relate to the Company's products. The Company's lack of patents may inhibit the Company's ability to negotiate or obtain licenses from or oppose patents of third parties, if necessary.

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

             The Company's success is significantly dependent on the contributions of a number of its key personnel. The Company's success depends to a significant degree on the services of Ralph Ungermann, its chairman of the board of directors, and Killko Caballero, its chief executive officer and president. The loss of the services of either of these individuals or any of the Company's key personnel could have a material adverse effect on the Company. The Company believes that its future success also will depend upon its ability to attract and retain additional highly skilled technical, managerial, manufacturing, sales and marketing personnel. Competition for these personnel is intense. The Company may not be able to anticipate accurately, or to obtain, the personnel that it may require in the future.

The Company's inability to secure additional funding could adversely effect its business.

             In order to meet the Company's anticipated working capital and capital expenditure requirements, the Company may need to raise additional funds through the issuance of equity securities in the future. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, and the new equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. Additional financing may not be available when needed or on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be required to delay, reduce or eliminate some or all of its development programs for its products or services, and may be unable to take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results.

The Company faces additional risks from its international operations.

             The Company's international business  involves a number of risks that could hurt its operating results or contribute to fluctuations in those results. The Company's revenue from international sales represented 21.3% of its total revenue in the six months  ended June 30, 2001, 12% of its total revenue in 2000 and 14% of its total revenue in 1999. The Company intends to seek opportunities to expand its product and service offerings into additional international markets, although the Company may not succeed in developing localized versions of its products for new international markets or in marketing or distributing products and services in those markets.

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

Control By Insiders

             As of August 10, 2001, the Company's executive officers, directors and their affiliates beneficially owned approximately 8,591,518 shares or 22.2% of the outstanding shares of the Company's outstanding common stock, on an as-converted to common stock basis. As a result, these persons may have the ability to effectively control the Company and direct its affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of these stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

             The Company's market risk exposures as set forth in its Annual Report on Form 10-K for the year ended December 31, 2000, have not materially changed.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

             On or about April 9, 1999, several purported class action suits were filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company’s reporting of  its financial results for the period ended December 31, 1998. The court dismissed these actions without leave to amend on February 14, 2000 and the plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal was taken under submission by the court of Appeals following the filing of briefs by the parties and the presentation of oral argument on July 11, 2001. The Court of Appeals has not yet issued a ruling on the appeal.

             On April 23, 2001, the Company received notice of a shareholder's derivative action filed in California Superior Court in the County of Santa Clara, alleging that, among other things, certain directors and officers of the Company sold shares of the Company stock between January 21, 1999 and April 6, 1999, while in possession of material non-public information pertaining to the Company. The Company and the individual defendants moved to dismiss the action, or in the alternative to stay the action pending the outcome of the appeal in the related federal court class action or, if necessary, the investigation of the claims by the Company. These motions were presented to the Superior Court on July 23, 2001, and the court has not yet issued a ruling on the motions.

Item 4.

Submission of Matters to Vote of Security Holders

             At the Company’s Special Meeting of Stockholders held on June 19, 2001, pursuant to the Notice of Special Meeting of Stockholders and Proxy Statement dated May 22, 2001, the following matters were submitted to the Company’s stockholders:

             (1)  the approval of the issuance of up to 16,081,579 shares of the Company’s Common Stock to holders of CUseeMe Networks and up to 4,249,826 shares of the Company’s Common Stock to be issued upon exercise of CUseeMe outstanding options and a warrant assumed by the Company in the merger with CUseeMe.  There were 5,691,496 votes cast for approval and 105,262 votes cast against approval.  There were 72,550 abstentions and 9,046,652 broker non-votes.

             (2)  the amendment of the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s Common Stock by 65,000,000 shares, from 35,000,000 to 100,000,000 shares.  There were 14,623,645 votes cast for approval and 224,308 votes cast against approval.  There were 67,207 abstentions and 800 broker non-votes.

             Based on the voting results, the first and second matters were approved.

             The Company’s Annual Meeting of Stockholders was held on June 22, 2001 (the “Annual Meeting”).  The following matters were considered and voted upon at the Annual Meeting:

             (1)  the election of two director nominees, Ralph Ungermann and Allwyn Sequeira, to serve as directors until the 2004 Annual Meeting of Stockholders.  The votes cast for and against such nominees were as follows:

Name:	For	Withheld
Ralph Ungermann	15,102,792	169,416
Allwyn Sequeira	15,053,252	218,956

             (2)  the approval of the Company’s 1997 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 1,000,000 shares, to an aggregate of 1,350,000 shares.  There were 5,365,842 votes cast for approval and 419,618 votes cast against approval.  There were 44,920 abstentions and 9,441,828 broker non-votes.

             (3)  the approval of the Company’s Non-Employee Directors’ Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized under such plan by 350,000 shares, to an aggregate of 700,000 shares, and to authorize an annual grant of an option to purchase 10,000 shares of Common Stock to non-employee directors of the Company for service on each committee of the Board of Directors.  There were 5,121,912 votes cast for approval and 660,013 votes cast against approval.  There were 48,455 abstentions and 9,441,828 broker non-votes.

             (4)  the ratification of the appoint of PricewaterhouseCoopers LLP as independent accountants of the Company for its fiscal year ending December 31, 2001.  There were 15,166,240 votes cast for ratification and 75,124 votes cast against ratification.  There were 16,908 abstentions and 13,936 broker non-votes.

             Based on the voting results, each of the directors nominated was elected and the second, third and fourth matters were approved.

Item 6.

Exhibits and Reports on Form 8-K.

             (a)         Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.1(i)	Certificate of Ownership and Merger, effective August 3, 1998 (2)
3.1(ii)	Certificate of Designation of Series A Convertible Preferred Stock (4)
3.1(iii)	Certificate of Ownership and Merger, effective February 5, 2001
3.1(iv)	Certificate of Amendment of Restated Certificate of Incorporation filed on June 19, 2001
3.2	Amended Bylaws of the Registrant (3)
4.1	Specimen Common Stock Certificate (2)
4.2	Specimen Series A Convertible Preferred Stock Certificate (4)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, File No, 333-38755, declared effective on April 29, 1998, incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, as amended, as filed on April 29, 1999, incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the period ended December 31, 1999, as filed on April 5, 2000, incorporated herein by reference.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10–Q for the period ended June 30, 2000, as filed on August 14, 2000, incorporated herein by reference.

             (b)        Reports on Form 8-K.

             The Company filed a Current Report on Form 8-K on April 4, 2001 announcing the signing of a merger agreement with CUseeMe Networks.

             SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2001	FIRST VIRTUAL COMMUNICATIONS, Inc.
	By:	/s/ Randy Acres

Randy Acres
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.1(i)	Certificate of Ownership and Merger, effective August 3, 1998 (2)
3.1(ii)	Certificate of Designation of Series A Convertible Preferred Stock (4)
3.1(iii)	Certificate of Ownership and Merger, effective February 5, 2001
3.1 (iv)	Certificate of Amendment of Restated Cerificate of Incorporation filed on June 19, 2001
3.2	Amended Bylaws of the Registrant (4)
4.1	Specimen Common Stock Certificate (3)
4.2	Specimen Series A Convertible Preferred Stock Certificate (4)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, File No, 333-38755, declared effective on April 29, 1998, incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, as amended, as filed on April 29, 1999, incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the period ended December 31, 1999, as filed on April 5, 2000, incorporated herein by reference.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10–Q for the period ended June 30, 2000, as filed on August 14, 2000, incorporated herein by reference.