Form 10-Q
period 2001-09-30
FIRST VIRTUAL COMMUNICATIONS INC
filed 2001-11-14
CIK 920317

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2001

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

Common Stock, $0.001 par value	33,227,084

(Class)	Outstanding as of November 9, 2001

First Virtual Communications, Inc.

Form 10-Q

PART 1. FINANCIAL INFORMATION

                Item 1. Financial Statements

First Virtual Communications, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$7,476	$7,077
Short-term investments	4,734	16,851
Accounts receivable	7,262	9,937
Inventory	4,579	6,912
Prepaids and other current assets	1,947	871
Total current assets	25,998	41,648
Property and equipment, net	3,356	2,815
Intangible assets, net	16,372	1,894
Other assets	632	584
	$46,358	$46,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$36	$80
Accounts payable	3,101	5,122
Accrued liabilities	7,314	3,574
Deferred revenue	2,282	1,143
Total current liabilities	12,733	9,919

Long-term debt, net of current portion	153	39

Minority interest in consolidated subsidiary	244	253

Stockholders' equity:

Convertible Preferred Stock, $.001 par value; 5,000,000 share authorized; 27,437 shares issued and outstanding at September 30, 2001	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 33,227,084 and 17,334,189 shares issued and outstanding, respectively	33	17
Additional paid-in capital	113,562	92,168
Accumulated other comprehensive income	293	210
Accumulated deficit	(80,660)	(55,665)
Total stockholders' equity	33,228	36,730
	$46,358	$46,941

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Product Revenue	$6,640	$8,626	$16,404	$28,644
Support Revenue	1,127	532	3,880	1,369
Revenues	7,767	9,158	20,284	30,013
Cost of revenues	8,893	5,016	15,869	16,376
Gross profit (loss)	(1,126)	4,142	4,415	13,637

Operating expenses:
Research and development	3,128	3,302	9,956	9,017
Selling, general and administrative	6,434	6,426	18,311	17,774
Acquisition and other non-recurring charges	-	-	1,781	-
Total operating expenses	9,562	9,728	30,048	26,791
Operating loss	(10,688)	(5,586)	(25,633)	(13,154)

Other income, net	122	474	608	776
Minority interest in consolidated subsidiary	44	(69)	30	(112)
Net loss	$(10,522)	$(5,181)	$(24,995)	$(12,490)

Net loss per share:
Basic and diluted	$ (0.34)	$ (0.30)	$ (1.10)	$ (0.73)

Shares used to compute net loss per share:
Basic and diluted	30,707	17,318	22,735	17,166

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Nine months ended September 30
	2001	2000

Cash flows from operating activities:
Net loss	$(24,995)	$(12,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,092	1,908
Write-down of stock compensation	148	217
Provision for inventory	6,092	683
Acquired in-process research and development	276	-
Other non-recurring costs (net)	1,083	-
Other	(9)	134
Changes in assets and liabilities net of effects of acquisitions
Accounts receivable	3,632	4,569
Inventory	(3,706)	(720)
Prepaid expenses and other assets	(806)	1,721
Accounts payable	(2,091)	(1,969)
Accrued liabilities	(2,051)	1,058
Deferred revenue	1,139	(1,007)

Net cash used in operating activities	(19,196)	(5,896)

Cash flows from investing activities:
Acquisition of property and equipment,net	(439)	(796)
Proceeds from sales of short-term investments	12,130	(23,738)
Repayment of shareholder notes receivable	-	3,760
Cash acquired in acquisition of CUseeMe Networks, Inc.	6,601
Net cash provided by (used in) investing activities	18,292	(20,774)

Cash flows from financing activities:
Proceeds from issuance of stock, net	1,233	26,849
Increase (repayment) of capital lease obligations	70	(75)

Net cash provided by financiing activities	1,303	26,774

Net increase/(decrease) in cash and cash equivalents	399	104
Cash and cash equivalents at beginning of period	7,077	997

Cash and cash equivalents at end of period	$7,476	$1,101

Supplemental Disclosure of Non-Cash Flow Information
Common stock issued and options and warrant assumed in connection with acquisition	20,190	-

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

First Virtual Communications, Inc. (the “Company”) has prepared the accompanying condensed financial statements for the quarterly period and nine months ended September 30, 2001 pursuant to the rules and regulations of the Securities and Exchange Commission ( SEC ). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2001, consolidated results of operations for the three and nine months ended September 30, 2001 and 2000, and consolidated cash flow activities for the nine months ended September 30, 2001 and 2000.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes thereto included in First Virtual Communications’ 2000 Annual Report on Form 10-K.

2. Acquisition of CUseeMe Networks, Inc.

                On June 19, 2001, the Company completed its acquisition of CUseeMe Networks, Inc. (CUseeMe), a provider of innovative software solutions that enable voice and visual communications over IP-based networks. The acquisition was accounted for using the purchase method of accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in the Company’s condensed consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of the Company and CUseeMe Networks.

The Company acquired CUseeMe, in a stock-for-stock acquisition, for a total consideration of $22.7 million, including direct acquisition costs of $2.5 million for legal, consulting and accounting fees. The Company exchanged options to purchase 4,109,888 shares of CUseeMe Networks’ common stock with options to purchase shares of the Company’s stock, for which the Black-Scholes option-pricing model value of approximately $1.6 million was included in the purchase price.

The Company engaged an independent appraiser to value the intangible assets.  The total purchase price was preliminarily allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

(In thousands)

Fair value of tangible assets and liabilities	$6,237
In-process research and development	276
Trademark	661
Current technology	5,918
Assembled workforce	1,505
Deferred stock compensation	1,300
Goodwill	6,822

Total	$22,719

                The amounts allocated to current technology, assembled workforce and residual goodwill are being amortized using the straight-line method over their  estimated useful lives,  of 5 years.

                The following unaudited pro forma consolidated amounts give effect to the acquisition of CUseeMe Networks as if it had occurred at the beginning of each of fiscal 2001 and 2000 (in thousands, except per share data):

	Three months ended September 30,	Nine months ended September 30,
	2000	2001	2000

Revenue	$11,779	$22,656	$39,321
Net loss	$(8,122)	$(39,952)	$(20,679)
Net loss per share	$(0.27)	$(1.20)	$(0.70)

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

                During the quarter ended June 30, 2001, the Company recorded deferred compensation of approximately $91,000 for the difference between the grant or issuance price of common stock options and the fair value of the Company’s common stock issued in conjunction with the CUseeMe Networks acquisition. These amounts are being amortized in accordance with Statement of Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” over the vesting period of the individual stock options.

3. Short Term Investments

Management determines the appropriate classification of short term investments in marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Available-for-sale securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive loss, net of tax. The specific identification method is used to compute the realized gains and losses on debt and equity securities.

The Company regularly monitors and evaluates the realizable value of its marketable securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, the Company records a charge to investment income (expense).

Marketable securities are comprised as follows (in thousands):

	September 30,	December 31,
	2001	2000
Available-for-sale:
Commercial paper	$	$12,969
Corporate medium-term notes	4,661	3,747
Certificate of Deposit	60	135

	$4,721	$16,851

As of September 30, 2001, the Company’s available for sale securities had contractual maturities of less than one year.

Available-for-sale securities are comprised as follows at September 30, 2001 and December 31, 2000 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2001

Equity securities	$4,571	$13	$-	$4,584
Debt securities	-	-	-	-
Total	$4,571	$13	$-	$4,584

December 31, 2000
Equity securities	$16,569	$-	$-	$16,569
Debt securities	-	-	-	-
Total	$16,569	$-	$-	$16,569

The fair values of held-to-maturity debt securities at September 30, 2001 and 2000 approximate cost.

4. Inventory

                Inventories as of September 30, 2001 and December 31, 2000 were (in thousands):

	September 30, 2001	December 31, 2000

Raw materials	$3,322	$1,553
Finished goods	1,257	5,359
Total inventory	$4,579	$6,912

     In the third quarter of 2001, the Company recorded an impairment charge to cost of revenues in the amount of $5.5 million, related to excess inventory for certain legacy products.  These products included switches,, ATM products, VANs and Nic cards.  Sale of the Company’s legacy products declined significantly during the quarter and are expected to continue to decline in the future in view of the change in focus of the Company’s sales force towards sales of Click to Meet and software MCU products, following the acquisition of CUseeMe Networks. During the quarter ended September 30, 2001, the Company has decided to move its limited resources away from pursuing sales of legacy products.

In addition in view of the reduction in force actions taken during the quarter, the Company has limited resources to pursue potential sales opportunities for legacy products at previous levels.

5. Net Loss Per Share

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

                As a result of the losses incurred by the Company for the nine months ended September 30, 2001 and 2000, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods.

                The following table summarizes securities outstanding (on an as-converted basis) which were not included in the calculations of diluted net loss per share for the nine months ended September 30, 2001 and 2000, since their inclusion would be anti-dilutive (in thousands):

	September 30,
	2001	2000

Unvested restricted common stock	—	24
Common stock options	11,083	6,562
Common stock warrants	1,803	1,016
Convertible preferred stock	3,617	3,430

                Unvested restricted common stock represents stock that has been issued but which is subject to repurchase to the extent the holder does not remain associated with the Company until such shares are vested. The common stock warrants are exercisable at $.91 to $12.00 per share and expire at various times from April 2002 through May 2006. The stock options outstanding at September 30, 2001, had a weighted average exercise price per share of $4.19, and expire beginning in June 2004 through September 2011. Convertible preferred stock represents the number of shares of common stock that would be outstanding if the Series A Preferred Stock was converted at a conversion rate of 131.8 for 1.

6. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. The Company will present other comprehensive income (loss) in its consolidated statements of stockholders’ equity.

Components of accumulated other comprehensive loss consist of the following (in thousands):

	September 30,
	2001	2000

Foreign currency translation	$280	$210
Unrealized (loss) gain on marketable securities, net of income taxes	13	-
	$293	$210

Comprehensive losses for the three and nine month periods ended September 30, 2001 and 2000 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Net loss, as reported	$(10,522)	$(5,181)	$(24,995)	$(12,490)
Cumulative translation adjustment	44	132	70	149
Unrealized gain (loss) on marketable
Securities, net of income
Taxes	13	-	13	-
Comprehensive loss	$(10,465)	$(5,049)	$(24,912)	$(12,341)

7. Litigation

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

                On April 23, 2001, the Company received notice of a shareholder's derivative action filed in California Superior Court in the County of Santa Clara, alleging that, among other things, certain directors and officers of the Company sold shares of the Company’s common stock between January 21, 1999 and April 6, 1999, while in possession of material non-public information pertaining to the Company. The Company and the individual defendants demurred to the complaint, and moved to dismiss the action, or in the alternative to stay the action pending the outcome of the appeal in the related federal court class action or, if necessary, the investigation of the claims by the Company. The court granted the demurrer in part and denied it in part, granting plaintiff leave to file an amended complaint, and stayed the action pending the outcome of the appeal in the federal court class action. The court also ordered that certain limited discovery of documents could take place with respect to the filing of the amended complaint.

8. Issuance of Convertible Preferred Stock

                On June 8, 2000, the Company issued 27,437 shares of Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement to Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $27,437,000. The Preferred Stock is convertible into 3,616,778 shares of common stock of the Company. The Company also issued a five-year warrant to Vulcan to purchase 850,000 shares of the Company's common stock at an exercise price of $7.00 per share. On the date of issuance, the warrant had an approximate fair market value of $3,700,000.  The fair value of the warrants granted was determined at the date of the grant using a Black-Scholes pricing model with the following assumptions: a risk free interest rate of 5.0%; zero percent dividend yield, volatility factors of the expected market price of the Company’s common stock of 70%, and a term of 5 years.  The aggregate gross proceeds from the transaction exceed the fair value of the stock and warrants issued. The warrant provides anti-dilution protection to Vulcan in the event that the Company issues additional shares of common stock at a price less than $7.00 per share, subject to certain exceptions.

9. Issuance of Warrants

                During the second quarter ended June 30, 2001, the Company issued a warrant to PictureTel Corporation to purchase up to 2,614,377 shares of the common stock of the Company at an exercise price of $0.91 per share, with a term of five years.  The warrant was issued in connection with the anticipated execution of a strategic technology, marketing and distribution agreement with PictureTel Corporation, which was executed in July 2001.  The warrant vests and becomes exercisable upon various milestones set by the agreement.  As of September 30, 2001, one-third, or 871,459 shares, were vested in accordance with the milestones established in the agreement. The aggregate value of the vested portion warrant was determined to be approximately $365,000 and will be amortized as expense over the remaining useful life of the technology received from PictureTel.  The fair value of the warrant granted was determined at the date of the grant using a Black-Scholes pricing model with the following assumptions: a risk free interest rate of 4.64%; zero percent dividend yield, volatility factors of the expected market price of the Company’s common stock of 70%, and a term of 4.75 years.  Approximately $12,000 was expensed during the quarter ended September 30, 2001.  As of September 30, 2001, the warrant had not been exercised.

10. New Accounting Pronouncements

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

                In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141,  “Business combinations” (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS 141 requires that all business combinations be accounted for under the purchase method and establishes criteria for the separate recognition of intangible assets acquired in a business combination. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. SFAS 141 is applicable to all business combinations initiated subsequent to June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. The Company is evaluating the impact that SFAS 141 and 142 will have on the balance sheet and statement of operations.  Upon adoption of SFAS No. 142, the Company will stop amortizing goodwill.  Goodwill amortization expense aggregated $352,000 and $585,000 for the three and nine month period ended September 30, 2001.

                On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years commencing after December 15, 2001. SFAS No. 144 is not expected to have a material impact on the Company’s operations.

11. Acquisition and other non-recurring charges, net (in thousands)

Impairment of investment in ICAST Corporation	$1,083
Workforce reduction	422
In-process research and development charges	276

Acquisition and other non-recurring charges, net	$1,781

Impairment of investment in ICAST Corporation

                In August 1998, the Company completed its acquisition of ICAST Corporation (‘ICAST”). ICAST developed, marketed and supported software design for Internet and Intranet broadcasting and real-time video, audit and data.  The purchase price aggregated approximately $7.6 million.

                As a result of the acquisition of CUseeMe, and based on the Company’s future strategic objectives, the Company ceased to invest any further financial or engineering resources into the development of video streaming technology that was originally acquired in the purchase of ICAST and does not expect any significant future revenues or cash flows from ICAST related products.  As a result, the Company incurred an impairment charge of approximately $1.1 million during the quarter ended June 30, 2001.  The impairment charges for intangible assets represent the write-off of the unamortized intangible assets recorded in connection with the acquisition of ICAST. The charges of approximately $1.1 million included: $1.0 million for the goodwill related to the acquisition and $74,000 for the workforce related to the acquisition.

Workforce reduction

                On June 5, 2001, the Company reduced its workforce by 24 employees.  The cost recorded for this layoff was approximately $422,000, which included six weeks of severance pay and all earned vacation time for the affected employees.

In-process research and development charges

                In-process research and development charges were incurred in conjunction with the CUseeMe Networks acquisition. See Note 2 for a description of the acquisition.

12. Subsequent Event

                In October of 2001, the Company further reduced its workforce, as part of the Company’s continued efforts to reduce costs and streamline expenses.

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

                In addition to the historical information contained in this Item, this Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward- looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the Company's limited operating history and variability of operating results, market acceptance of video technology, including the Company's new broadband video services business, dependence on ATM and other technologies, the Company's potential inability to maintain business relationships with telecommunications carriers, distributors and suppliers, rapid technological changes, competition and consolidation in the video networking industry, the importance of attracting and retaining personnel, management of the Company's growth, the risk that the benefitsexpected from the merger with CUseeMe Networks will not be realized, consolidation and cost pressures in the video networking industry, dependence on key employees, and other risk factors set forth below and described in this Form 10-Q report and in other documents the Company files with the SEC. The Company assumes no obligation to update any forward-looking statements contained herein.

Overview

                Founded in 1993, First Virtual Communications, Inc., a Delaware corporation, delivers integrated, end-to-end rich media communications solutions, including both hardware and software technologies, for IP, ISDN and ATM networks. The Company combines its expertise in networking systems, real-time video technology, and web-based collaboration to provide both interactive and integrated streaming media solutions for a wide range of enterprise video applications, including video calls, videoconferences, video broadcasts and video-on-demand over converged multi–service networks. The Company's strategy is to become the leading provider of high quality, cost-effective, rich media communications solutions in broadband Internet and intranet environments for telecommunications carriers and enterprise customers.

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

                First Virtual Communications’ original equipment manufacturer ("OEM"), distribution and system integration partners include Accord, Adaptive Broadband, Ameritech, Alcatel, AT&T, British Telecommunications plc, , China Telecom, Electronic Data Systems Corporation, Ezenia!, France Telecom S.A., Nortel Networks Corporation, Polycom, ., SBC Communications Inc., Shanghai Telecom, Telstra, Verizon Communications, Siemens  and other leading companies worldwide.

                The Company is leveraging its leadership position in video networking to capitalize on the rapidly emerging opportunity to provide broadband rich media communications solutions to enterprise markets, either as systems sold through channels or services delivered through service providers. First Virtual Communications' web-based Click To Meet™ is the Company’s flagship product.   It provides a framework for rich media communications that is simple to use; it effectively manages all the components of the end to end solution while hiding traditional complexities from the end user.   CUseeMe software has been merged with the Click to Meet product family.   CUseeMe technology enables rich media communications to be integrated with existing workflow applications, such as Microsoft Exchange/Outlook, Instant Messaging, and other business applications.

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

                The Company also markets its systems to enterprise customers, which include business customers, government users, education and healthcare providers, primarily through indirect sales channels. For the quarter ended September 30, 2001, 81% of the Company’s revenue was from enterprise customers and 19% from service providers, while for the quarter ended September 30, 2000, revenue from enterprise customers was 80% and 20% was from service providers.

                The Company maintains a network of distributors in Europe and Asia licensed to sell its products under the FVC.COM name. Approximately 23% and 17% of the Company's revenues were generated from customers outside of North America during the three months ended September 30, 2001 and 2000, respectively. The Company expects that direct sales from shipments to customers outside of North America will continue to represent a significant portion of its future revenues. In addition, the Company believes that a small portion of its sales through some of its distribution partners is sold to international end-users.

                Revenues from the Company's international operations are subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic restraints, and currency risks, among others.

                Revenues are recognized upon shipment of product to customers, provided no significant obligations remain, collectibility is probable and returns are estimable. Revenues from sales to certain of the Company's resellers are subject to rights of return and price protection. In such cases, the Company provides reserves for estimated future returns upon revenue recognition. These reserves are estimated based upon historical rates of returns and allowances, reseller inventory levels, the Company's estimates of sell through by resellers and other related factors. Actual results could differ from these estimates. In the event of the inability to estimate returns from any reseller, the Company defers revenue recognition until the reseller has sold through the products. Advance payments received from customers and gross margin deferred with respect to sales to resellers wherein the Company does not have the ability to estimate returns are recorded as deferred revenue. At September 30, 2001, deferred revenue totaled $2,282,000.

                The Company has experienced, and is likely to experience in the future, fluctuations in revenues, gross margins and operating results. Various factors contribute to the fluctuations in revenues, gross margins and operating results, including the Company's success in developing its rich media business and in developing, introducing and shipping new products and product enhancements, the Company's success in accurately forecasting demand for new orders, which may have short lead-times before required shipment, product mix, percentage of revenues derived from  OEMs versus distributors or resellers, new product introductions and price reductions by competitors, the efforts of OEMs, distributors, resellers, and other third parties on behalf of the Company, the Company's ability to attract, retain and motivate qualified personnel, the timing and amount of research and development efforts and success, and selling, general and administrative expenditures. Further, a significant portion of the Company's expenses is fixed. The Company expects that operating expenses will decrease in the future with the implementation of cost reduction measures. To the extent these decreased expenses are not accompanied by an increase in revenues or gross margin, as is expected to be the case as the Company expands its broadband video services business, the Company's business, financial condition and results of operations would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter, as at times in past quarters, the Company's results of operations will be below the expectations of public market analysts and investors.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	114.5%	54.8%	78.2%	54.6%
Gross profit	-14.5%	45.2%	21.8%	45.4%

Operating expenses:
Research and development	40.3%	36.1%	49.1%	30.0%
Selling, general and administrative	82.8%	70.2%	90.3%	59.2%
Acquisition and other non-recuring charges	0.0%	0.0%	8.8%	0.0%
Total operating expenses	123.1%	106.3%	148.2%	89.2%
Operating loss	-137.6%	-61.1%	-126.4%	-43.8%

Other income, net	1.6%	5.2%	3.0%	2.6%
Minority interest in consolidated subsidiary	0.6%	-0.8%	0.1%	-0.4%
Net loss	-135.5%	-56.7%	-123.3%	-41.6%

(1)       Operating expenses include non-cash stock compensation charges of $21,000 (0.3% of total revenues) and $59,000 (0.6% of total revenues) for the three months ended September 30, 2001 and 2000, respectively, and $183,000 (0.9% of total revenues) and $217,000 (0.7% of total revenues) for the nine months ended September 30, 2001 and 2000, respectively.

 Revenues.  Revenues were $7.8 million for the three months ended September 30, 2001, a decrease of 15.2% from the three months ended September 30, 2000.  The softening economy appears to be causing many of our customers to slow their purchase decision making process. Revenues for the nine months ended September 30, 2001 compared to the first nine months of 2000 decreased 32.4%, from $30.0 million to $20.3 million. The decrease in revenues for both the three and nine month periods resulted from lower product shipments to both enterprise customers and service providers partially offset by revenue generated from the sale of CUseeMe products after its acquisition in June 2001.

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

                Gross profit for the three months ended September 30, 2001 was negative 14.5%, compared to 45.2% in the comparable period of 2000.  Gross profit during the nine months ended September 30, 2001 decreased to 21.8% from 45.4% in the first nine months of 2000.  This reduction was mainly due to a $5.5 million charge to cost of revenues that the Company recorded in the third quarter. Without this one-time charge, gross profit would have been 56.5%

     In the third quarter of 2001, the Company recorded a charge to cost of revenues in the amount of $5.5 million, related to excess inventory for certain legacy products.  Legacy products included switches, ATM products, VANs and Nic cards.  Sale of the Company’s legacy products declined significantly during the quarter and are expected to continue to decline in the future in view of the change in focus of the Company’s sales force towards sales of Click to Meet and software MCU products, following the acquisition of CUseeMe Networks. During the quarter ended September 30, 2001, the Company has decided to move its limited resources away from pursuing sales of legacy products.

In addition, in view of the reduction in force actions taken during the quarter, the Company has limited resources to pursue potential sales opportunities for legacy products at the previous levels.

 Research and Development.  Research and development expenses consist primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expenses increased to 40.3% of revenues in the quarter ended September 30, 2001, from 36.1% during the quarter ended September 30, 2000. The increase as a percentage of revenues was due to the reduction in revenues during the three month period ending September 30, 2001. Research and development expenses increased to 49.1% of revenues in the nine months ended September 30, 2001, from 30.0% in the first nine months of 2000, for the same reason.

                There was a $0.9 million  increase in absolute dollars of spending in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The increase was principally due to an increase in research and development staff after the merger with CUseeMe Networks and increased activities to support new product development.  The dollar increase was partially offset by the Company’s aggressive cost cutting measures implemented throughout the organization. The Company will continue to invest in various development projects and believes that research and development expenses will increase in absolute dollars for the foreseeable future. However, these expenses will fluctuate depending on various factors, including the status of development projects.

 Selling, General and Administrative.  Selling, general and administrative (SG&A) expenses include personnel and related overhead costs for sales, marketing, finance, human resources and general management. SG&A expenses also include costs of outside contractors, advertising trade shows, other marketing and promotional expenses, and goodwill amortization. As a percentage of revenue, SG&A expenses increased to 82.8%, or $6.4 million, during the quarter ended September 30, 2001, from 70.2%, or $6.4 million during the quarter ended September 30, 2000, and to 90.3% or $18.3 million for the nine months ended September 30, 2001, from 59.2% or $17.8 million in the comparable period of 2000. The increase in absolute dollars for nine months ended September 30, 2001 was primarily due to an increase in marketing and business development activities in the first nine months of the year.  The increase in SG&A as a percentage of revenues in the quarter ended September 30, 2001 also reflected the decline in revenues from the comparable period of 2000.

Acquisition and other non-recurring costs, net. The $1.8 million of one time charges, in the second quarter of 2001, include $276,000 of in-process research and development costs as a result of the acquisition of CUseeMe Networks,  the impairment of $1.1 million of goodwill, associated with the 1998 acquisition of ICAST Corporation and $422,000 of costs associated with the reduction in workforce during the quarter ended June 30, 2001.

 Other Income, Net.  Other income, net consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to the Company's credit facilities and long-term debt.  Other income, net totaled $122,000 for the three months ended September 30, 2001, compared to other income, net of $474,000 for the three months ended September 30, 2000. The decrease was as a result of lower interest income from lower average cash and short term investment balances in 2001.  The decrease of $168,000 in other income, net for the nine months ended September 30, 2001 compared to the first nine months of 2000 was also a result of a lower cash and short term investment balances.

 Minority Interest in Consolidated Subsidiary.  Minority interest reflects the interest of minority stockholders in the operating results of the Company's consolidated subsidiary in the United Kingdom. The Company acquired a controlling interest in this entity in May 1999. For the three and nine month periods ended September 30, 2001, the amounts reflect the portion of profits and losses in this subsidiary that were attributable to minority stockholders.

 Income Taxes.  The Company has incurred losses since its inception. No tax benefit was recorded for any period presented, as the Company believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize the benefit of these net operating losses, and thus a full valuation reserve has been recorded.

Liquidity and Capital Resources

                Since inception, the Company has financed its operations primarily through private and public placements of equity securities and to a lesser extent through certain credit facilities and long-term debt. As of September 30, 2001, the Company had cash and cash equivalents and short-term investments of $12.2 million and working capital of $13.3 million. The Company believes that its cash and cash equivalents and short-term investments will provide adequate cash to fund its current operations for the next twelve months.

                During the nine months ended September 30, 2001, the Company used $19.2 million in its operating activities. This was comprised of the loss of $25.0 million and reductions in accounts payable ($2.0 million) and accrued liabilities ($2.0 million), increase in inventory ($3.7 million) and deferred revenue ($1.1 million), and partially offset by reductions in accounts receivables ($3.6 million).  The reduction in receivables was due to aggressive collection activity.  During the nine months ended September 30, 2000, the Company used $5.9 million in operating activities. This was comprised of the loss of $12.5 million and a reduction in accounts payable of $2.0 million, and deferred revenue ($1.0 million), partially offset by reductions in inventory ($0.7 million), and changes in other assets and liability accounts. Net cash provided by investing activities totaled $18.3 million for the nine months ended September 30, 2001,  primarily consisting of $12.1 million in net sales of short-term investments and $6.6 million of cash acquired in the acquisition of CUseeMe Networks, Inc. which was partially offset by $439,000 used for the acquisition of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2000 totaled $20.7 million, primarily from the purchase of short term investments ($23.7 million) and partially offset by repayment of shareholder notes receivable  ($3.7 million).

                Cash provided by financing activities was $1.3 million for the nine months ended September 30, 2001, principally from the issuance of stock.  Cash provided by financing activities was $26.8 million for the nine months ended September 30, 2000, principally from the net proceeds from the sale of Series A convertible Preferred Stock of $26.8 million.

Acquisition of CUseeMe Networks, Inc. On June 19, 2001, the Company completed its acquisition of CUseeMe Networks, Inc. (CUseeMe Networks), a provider of innovative software solutions that enable voice and vsual communication over IP-based networks. The acquisition was accounted for using the purchase method of accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in the Company’s condensed consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of the Company and CUseeMe Networks.

                The Company acquired CUseeMe Networks for a total consideration of $22.7 million, including direct acquisition costs of $2.5 million for legal, consulting and accounting fees. The Company exchanged options to purchase 4,109,888 shares of CUseeMe Networks common stock with options to purchase shares of the Company’s stock for which the Blak-Scholes option-pricing model value of approximately $1.6 million was included in the purchase price.

                The Company engaged an independent appraiser to value the intangible assets. The total purchase price was preliminarily allocated to the estimated fair value of assets acquired and liabilities assumed as follows (in thousands):

Fair value of tangible assets and liabilities	$6,237
In-process research and development	276
Trademark	661
Current technology	5,918
Assembled workforce	1,505
Deferred stock compensation	1,300
Goodwill	6,822

Total	$22,719

                Impairment of Investment in ICAST Corporation. In August 1998, First Virtual Communications, Inc. completed its acquisition of ICAST Corporation (“ICAST”).  ICAST developed, marketed and supported software, designed for Internet and Intranet broadcasting and real-time video, audio and data.    The purchase price aggregated approximately $7.6 million.  As a result of the acquisition of CUseeMe Networks, and based on the Company’s future strategic objectives, the Company has ceased to invest any further financial or engineering resources into the development of video streaming technology, that was originally acquired in the purchase of ICAST.  The Company does not anticipate deriving any significant revenues or cash flows from products using the ICAST technology. The Company incurred an impairment charge of approximately $1.1 million during the quarter ending June 30, 2001 for the write-off of the unamortized intangible assets recorded in connection with the acquisition of ICAST.  The charges of approximately $1.1 million included: $1.0 million for the goodwill  and $74,000 for other identified intangibles related to the ICAST acquisition.

                New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  The standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company’s financial position, results of operations or cash flows.

                In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, “Business combinations” (FAS No. 141) and No. 142, Goodwill and Other Intangible Assets (FAS No. 142). FAS 141 requires that all business combinations be accounted for under the purchase method and establishes criteria for the separate recognition of intangible assets acquired in a business combination. FAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. FAS 141 is applicable to all business combinations initiated subsequent to June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. The Company is evaluating the impact that FAS 141 and 142 will have on its balance sheet and statement of operations.  Upon adoption of SFAS No. 142, the Company will stop amortizing goodwill. Goodwill amortization expense aggregated $352,000 and $585.000 for the three and nine month period ended September 30, 2001.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years commencing after December 15, 2001. SFAS No. 144 is not expected to have a material impact on the Company’s operations.

Risk Factors

                In addition to the other information provided in this report, the following risk factors should be considered in evaluating the Company and its business.

The Company has a history of operating losses and will incur losses in the future. The Company may never generate sufficient revenue to achieve profitability.

                The Company has incurred operating losses in each quarter since it commenced operations. The Company expects to continue to devote substantial resources to expand its research and development and sales and marketing activities. As a result, the Company expects that it will continue to incur operating losses for the foreseeable future. The Company's revenues decreased from $9.2 million for the three months ended September 30, 2000 to $7.8 million for the three months ended September 30, 2001, while its net loss increased from $5.2 million for the three months ended September 30, 2000 to $10.5 million for the three months ended September 30, 2001. At September 30, 2001, the Company had an accumulated deficit of $80.7 million.

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

                •               new product introductions and price reductions by  competitors;

                •               results from strategic colaborations;

                •               use of OEMs, distributors, resellers, and other third parties;

                •               ability to attract, retain and motivate qualified personnel;

                •               research and development efforts and success; and

                •               selling, general and administrative expenditures.

                Additionally, the Company's quarterly operating results may vary significantly depending on a number of factors outside of its control. Further, a significant portion of the Company's expenses will be fixed. The Company expects that operating expenses will decrease in the future.  To the extent these decreased expenses are not accompanied by an increase in revenues or gross margin, the Company's business, financial condition and results of operations would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter, as at times in past quarters, the Company's results of operations will be below the expectations of public market analysts and investors, resulting in a negative impact on the Company's common stock price.

The Company's success depends in part on the market's acceptance of rich media and broadband video service and the CUseeMe Conference Server .

                The Company's success depends in part on the market's acceptance of rich media and broadband video services and the CUseeMe Conference Server. Potential end-users must accept video applications as a viable alternative to face-to-face meetings and conventional classroom based learning. New applications, such as the use of video in marketing, selling and manufacturing, are still in the development stage. The Company’s  contracts with telecommunications service providers to provide broadband video services are in the early stage and only recently has the Company received revenues from these services.  If rich media and broadband video services fail to achieve broad commercial acceptance or if such acceptance is delayed, the Company's business, financial condition and results of operations will  be materially adversely affected. The Company anticipates that significant revenue and growth in the foreseeable future will come from the sale of the CUseeMe Conference Server and related products and services. Broad market acceptance of the CUseeMe Conference Server, therefore, is critical to the Company’s operating success.

Integration of the operations of the Company and CUseeMe Networks pursuant to the recent merger of the companies may be difficult, expensive and lead to adverse effects.

                The realization of the anticipated benefits of the recent merger of the Company and CUseeMe Networks will depend in part on whether the Company and CUseeMe Networks can integrate their operations in an efficient and effective manner. Integrating the Company and CUseeMe Networks continues to be a complex, time consuming and expensive process. Successful integration  requires combining the companies' respective:

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

                The Company currently sells its products through OEMs, distributors and resellers. The Company's future performance will depend in large part on sales of its products through these distribution relationships, such as SBC Communications, Verizon and other key partners. In addition, the Company’s future performance will depend in large part on the success of its alliance with PictureTel. Past performance by the Company should not be considered a reliable indicator of future performance. Agreements with distribution partners generally provide for discounts based on the Company's list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, entities that distribute the Company's products may compete with the Company. In addition, OEMs, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling the Company's products. The Company additionally depends on its respective distribution relationships for most customer support, and expends significant resources to train its respective OEMs, distributors and resellers to support customers. These entities can generally terminate the distribution relationship upon 30 days notice for a material breach. The loss of a distribution relationship or a decline in the efforts of a material distributor, or loss in business or cancellation of orders from, significant changes in scheduled deliveries to, or decreases in the prices of products sold to, any of these distribution relationships, could have a material adverse effect on the Company's results of operations.

The Company expects to rely on a limited number of large projects for its revenues in the future. Losing one or more of these customers may adversely affect the Company's future revenue.

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

If the Company's common stock price consistently trades below $1.00 per share, the Company will face potential delisting from The Nasdaq National Market. If delisting occurs, the market price and market liquidity of the Company's common stock would be adversely affected.

                The Company's common stock is listed on The Nasdaq National Market. Pursuant to Nasdaq rules, Nasdaq may commence procedures to delist any shares trading below $1.00 per share on The Nasdaq National Market for a period of 30 consecutive trading days; provided, however, that Nasdaq recently announced that it was implementing a moratorium on these trading requirements until January 2, 2002. The Company's common stock has at times been trading below $1.00 per share. If the Company's common stock price consistently trades below $1.00 per share and Nasdaq does not extend the moratorium beyond January 2, 2002, the Company will face potential delisting from The Nasdaq National Market.

                If delisting occurs, the trading of the Company's common stock is likely to be conducted on the OTC Bulletin Board which will have an adverse affect on the market price of the Company’s common stock and on the ability of stockholders and investors to buy and sell the common stock.

The Company  faces intense competition from other industry participants and may not be able to compete effectively.

                The market for rich media communications and networking products and services is extremely competitive. Because the barriers to entry in the market are relatively low and the potential market is large, the Company expects continued growth in the industry and the entrance of new competitors in the future. Many of the Company's current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than that of the Company. As a result, these companies may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their competing products and services. In addition, to the extent that competitors choose to bundle competing rich media communications applications with other products, the demand for the Company's products and services might be substantially reduced.

                As a result, the Company may not be able to compete successfully with existing or new competitors in the rich media communications products and services market. The Company believes that its ability to compete successfully in this market will depend on a number of factors both within and outside its control, including:

                •               the timing of the introduction of new  products and services by the Company and its competitors;

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

                The Company's success and ability to compete in the rich media communications and networking products and services industry depends, in part, upon its ability to protect its proprietary technology. The Company may be unable to deter misappropriation of its proprietary technology, detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

                The Company does not rely on patent protection for, and does not hold, any patents relating to its products, although it has filed one patent application related to its recently developed video services technology. This application may not issue, however, and even if issued by the United States Patent and Trademark Office, it may not give the Company an advantage over competitors. The Company's adherence to industry-wide technical standards and specifications may limit its opportunities to provide proprietary product features. The Company currently licenses certain technology from third parties, and plans to continue to do so in the future. The commercial success of the Company will depend, in part, on its ability to continue to obtain licenses to third–party technology for use in its products.

                The Company relies upon a combination of trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its technology. The Company also enters into confidentiality and invention assignment agreements with its employees and enters into non-disclosure agreements with its consultants, suppliers, distributors and customers to limit access to and disclosure of its proprietary information.  However, these statutory and contractual arrangements may not be sufficient to deter misappropriation of the Company's proprietary technologies. In addition, independent third parties may develop similar or superior technologies to those of the Company. Furthermore, the laws of some foreign countries do not provide the same degree of protection of the Company's proprietary information as do the laws of the United States.

Claims by third parties that the Company infringes their proprietary technology could prevent the Company from offering its products or otherwise hurt the Company’s business.

                The commercial success of the Company also will depend, in part, on the Company not breaching the Company's current and future licenses of third–party technology used in certain of its products. The Company is, however, subject to the risk of litigation alleging infringement of third party intellectual property rights from the Company's licensed and proprietary technology and third parties. A number of companies have developed technologies or received patents on technologies that may be related to or be competitive with the Company's technologies. The Company has not conducted a patent search relating to the technology used in its  products. In addition, since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, would relate to the Company's products. The Company's lack of patents may inhibit the Company's ability to negotiate or obtain licenses from or oppose patents of third parties, if necessary.

                Given the rapid development of technology in the rich media communications industry, it is possible that the Company's existing or future products may in the future infringe upon the existing or future proprietary rights of others. The Company is subject to the risk of litigation alleging infringement of third party intellectual property rights by the Company. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits of such claims. The Company may also be required by contract or by statutory implied warranties to indemnify its distribution partners and end-users against third–party infringement claims. Parties making infringement claims against the Company may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. The Company, or its customers, may not be able to obtain necessary licenses from third parties at a reasonable cost, or at all. The defense of any lawsuit could result in time-consuming and expensive litigation, damages, license fees, royalty payments and restrictions on the Company's ability to sell its products, any of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

                In order to meet the Company's anticipated working capital and capital expenditure requirements, the Company may need to raise additional funds through the issuance of equity securities in the future. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, and the new equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. Additional financing may not be available when needed or on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be required to delay, reduce or eliminate some or all of its development programs for its products or services, and may be unable to take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition and operating results.

The Company faces additional risks from its international operations

                The Company's international business involves a number of risks that could adversely affect its operating results or contribute to fluctuations in those results. The Company's revenue from international sales represented 23% of its total revenue in the nine months ended September 30, 2001, 12% of its total revenue in 2000 and 14% of its total revenue in 1999. The Company intends to seek opportunities to expand its product and service offerings into additional international markets, although the Company may not succeed in developing localized versions of its products for new international markets or in marketing or distributing products and services in those markets.

                The majority of the Company's international sales are currently denominated in U.S. dollars. However, it is possible that a significantly higher level of future sales of the Company’s products may be denominated in foreign currencies. To the extent that the Company's sales are denominated in currencies other than U.S. dollars, fluctuations in exchange rates may render the Company's products less competitive relative to local product offerings or result in foreign exchange losses. The Company does not have experience in implementing hedging techniques that might minimize the Company's risks from exchange rate fluctuations.

                The Company's international business also involves a number of other difficulties and risks, including risks associated with:

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

Control By Insiders

                As of October 31, 2001, the Company's executive officers, directors and their affiliates beneficially owned approximately 8,760,223 shares or 22.5% of the outstanding shares of the Company's outstanding common stock, on an as-converted to common stock basis. As a result, these persons may have the ability to effectively control the Company and direct its affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of these stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of common stock.

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

                On April 23, 2001, the Company received notice of a shareholder's derivative action filed in California Superior Court in the County of Santa Clara, alleging that, among other things, certain directors and officers of the Company sold shares of the Company 's common stock between January 21, 1999 and April 6, 1999, while in possession of material non-public information pertaining to the Company. The Company and the individual defendants demurred to the complaint, and moved to dismiss the action, or in the alternative to stay the action pending the outcome of the appeal in the related federal court class action or, if necessary, the investigation of the claims by the Company.  The court granted the demurrer in part and denied it in part, granting plaintiff leave to file an amended complaint, and stayed the action pending the outcome of the appeal in the federal court class action. The court also ordered that certain limited discovery of documents could take place with respect to the filing of the amended complaint.

Item 2:  Changes in Securities

                On May 7, 2001, the Company issued to PictureTel, a warrant to purchase 2,614,377 shares of Common Stock of the Company at an exercise price of $0.91 per share, to become exercisable in three tranches upon the achievement of certain milestones, subsequent to the execution of a collaboration agreement between the Company and PictureTel in July 2001.

                The issuance of the warrant was intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Regulation D promulgated thereunder. PictureTel, an accredited investor, represented its intention to acquire the securities for investment only and not with a view to distribution thereof. An appropriate legend was affixed to the warrant. PictureTel was knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the Company or had adequate access, through its business relationships with the Company, to information about the Company.

Item 3.

Exhibits and Reports on Form 8-K.

                (a)           Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.1(i)	Certificate of Ownership and Merger, effective August 3, 1998 (2)
3.1(ii)	Certificate of Designation of Series A Convertible Preferred Stock (4)
3.1(iii)	Certificate of Ownership and Merger, effective February 5, 2001 (5)
3.1(iv)	Certificate of Amendment of Restated Certificate of Incorporation filed on June 19, 2001 (5)
3.2	Amended Bylaws of the Company (4)
4.1	Specimen Common Stock Certificate (3)
4.2	Specimen Series A Convertible Preferred Stock Certificate (4)
4.3	Warrant to purchase 2,614,377 shares of the Company’s Common Stock, dated May 7, 2001, issued by the Company to PictureTel Corporation
4.4	Warrant to purchase 850,000 shares of the Company’s Common Stock, dated June 8, 2000 issued by the Company to Vulcan Ventures Incorporated (4)
4.5	Warrant to purchase 18,750 shares of the Company’s Common Sotck, dated April 30, 1997 issued by the Company to Silicon Valley Bank (1)

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

(5)                                  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended on June 30, 2001, as filed on August 15, 2001, incorporated herein by reference.

                (b)           Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on August 31, 2001 to include the unaudited pro-forma combined condensed financial statements required in connection with the acquisition of CUseeMe Networks.

                SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	FIRST VIRTUAL COMMUNICATIONS

	By:	/s/ Randy Acres
Randy Acres
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.1(i)	Certificate of Ownership and Merger, effective August 3, 1998 (2)
3.1(ii)	Certificate of Designation of Series A Convertible Preferred Stock (4)
3.1(iii)	Certificate of Ownership and Merger, effective February 5, 2001 (5)
3.1 (iv)	Certificate of Amendment of Restated Cerificate of Incorporation filed on June 19, 2001 (5)
3.2	Amended Bylaws of the Company (4)
4.1	Specimen Common Stock Certificate (3)
4.2	Specimen Series A Convertible Preferred Stock Certificate (4)
4.3	Warrant to purchase 2,614,377 shares of the Company’s Common Stock, dated May 7, 2001, issued by the Company to PictureTel Corporation
4.4	Warrant to purchase 850,000 shares of the Company’s Common Stock, dated June 8, 2000 issued by the Company to Vulcan Ventures Incorporated (4)
4.5	Warrant to purchase 18,750 shares of the Company’s Common Stock, dated April 30, 1997 issued by the Company to Silicon Valley Bank (1)

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

(5)                                  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended on June 30, 2001, as filed on August 15, 2001, incorporated herein by reference.

                                (b)           Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on August 31, 2001 to include the unaudited pro-forma combined condensed financial statements required in connection with the acquisition of CUseeMe Networks.