Form 10-K
period 2001-12-31
FIRST VIRTUAL COMMUNICATIONS INC
filed 2002-04-01
CIK 920317

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-23305

FIRST VIRTUAL COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0357037 (I.R.S. Employer identification No.)
3393 Octavius Drive, Santa Clara, CA (Address of principal executive offices)	95054 (Zip code)

(408) 567-7200
(Registrant's Telephone Number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

        As of March 25, 2002 there were 33,430,179 shares of the registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 25, 2002) was approximately $22.9 million. Shares of the registrant's Common Stock held by each executive officer, director and holder of five percent or more of the registrant's Common Stock outstanding as of March 25, 2001 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

        Designated portions of the registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS.

        In addition to the historical information contained in this report, this report contains forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933, as amended, or the Securities Act, and Section 21(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties. These forward-looking statements include, without limitation, statements containing the words "believes," anticipates," "expects," and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risk factors set forth below, under "Overview," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K. The Company assumes no obligation to update any forward-looking statements contained herein.

OVERVIEW

        Founded in 1993, First Virtual Communications, Inc., a Delaware corporation, or the Company, delivers integrated, end-to-end rich media Web conferencing and collaboration solutions, including both hardware and software technologies, for Internet Protocol, or IP, Integrated Services Digital Network, or ISDN and Asynchronous Transfer Mode, or ATM, networks. The Company combines its expertise in networking systems, real-time audio and video technology, and Web-based collaboration to provide integrated voice, video, data, text and streaming media solutions for a wide range of rich media enterprise applications, including Web conferences, broadcasts, video-on-demand, videoconferences and video calls over converged multi-service networks. The Company's strategy is to become the leading provider of high quality, cost-effective, integrated rich media Web conferencing solutions in broadband Internet and intranet environments for enterprise customers, service providers and portals.

        On June 19, 2001, the Company and CUseeMe Networks completed a merger, pursuant to which CUseeMe Networks became a wholly owned subsidiary of the Company. CUseeMe Networks provided innovative software-based solutions to enable voice, video, and data collaboration over IP-based networks. CUseeMe Networks specialized in delivering a solution that was both centrally managed and centrally deployed, enabling large-scale deployments of rich media collaboration to enterprise desktops. As a result of the merger, the Company is able to provide a broad range of integrated rich media Web conferencing solutions that run seamlessly across multiple network types to enterprise customers and service providers worldwide.

        First Virtual Communications' original equipment manufacturer, or OEM, distribution and system integration partners include Alcatel, AT&T, British Telecommunications plc, Cisco Systems, Inc., China Telecom, Electronic Data Systems Corporation, France Telecom S.A., Polycom, SBC Communications Inc., Tomen Cyber-business Solutions, Inc., Verizon Communications and other leading companies worldwide.

        The Company is leveraging its leadership position in networking systems, real-time audio and video technology and Web-based collaboration to capitalize on the rapidly emerging opportunity to provide broadband rich media Web conferencing solutions to enterprise markets, either as systems sold through channels or services delivered through service providers. First Virtual Communications' Web-based Click To Meet™ is the Company's flagship product. It provides a framework for rich media Web conferencing that is simple to use, fully integrated and effectively manages all of the components of the end-to-end solution while hiding traditional complexities from the end user. CUseeMe software has been merged with the Click to Meet™ product family. The CUseeMe technology enables rich media

Web conferencing to be integrated with existing workflow applications, such as Microsoft Exchange/Outlook, Instant Messaging, and other business applications. Conference Server is First Virtual Communications' advanced Multipoint Control Unit, or MCU. Conference Server was engineered from the ground up as an IP-based solution and was the first MCU on the market to support: Continuous Presence; mixed speed endpoints in multipoint conferences; Unicast and Multicast; Microsoft Outlook Scheduling integration, and; Session Initiation Protocol, or SIP. Conference Server is a market-tested solution with over 1,200 unique customers worldwide.

        To date, our announcements of solutions sales with service providers include expanded customer relationships with AT&T, Electronic Data Systems, Wind, Noicom and China Telecom, all of which are deploying broadband video services using the Company's products and solutions. The Company's broadband rich media communications solutions enable telecommunications carriers to deliver a comprehensive set of rich media applications over the carrier's existing broadband networks into conference rooms, as well as to the users' desktops.

        The Company also markets its systems to enterprise customers, which include business customers, government users, education and healthcare providers, primarily through indirect sales channels. For the year ended December 31, 2001, 71% of the Company's revenue was from enterprise customers and 29% was from service providers, while for the year ended December 31, 2000, 78% of the Company's revenue was from enterprise customers and 22% was from service providers.

        The Company maintains a network of distributors in Europe and Asia licensed to sell its products under the FVC.COM and First Virtual Communications' name. Approximately 21% and 12% of the Company's revenue was generated from customers outside of North America during the year ended December 31, 2001 and 2000, respectively. In an effort to further develop its presence in the Asian market, in January of 2002, the Company acquired its exclusive distributor in Hong Kong. The Company expects that direct sales from shipments to customers outside of North America will continue to represent a significant portion of its future revenue. In addition, the Company believes that a small portion of its sales through some of its distribution partners is sold to international end-users.

        Revenue from the Company's international operations is subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic restraints, and currency risks, among others.

        The Company's revenue is primarily derived from two sources (i) product revenue, which includes software license and hardware revenue, and (ii) services and support revenue, which includes software license, maintenance and support, training and consulting revenue. The Company licenses its software products under perpetual licenses. The Company sells its products and services via its direct sales force, through domestic and foreign distributors and via the Internet.

        The Company applies the provisions of Statement of Position 97-2, Software Revenue Recognition, to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the Company applies the provisions of Staff Accounting Bulletin 101.

        Product revenue from the license of the Company's software products and sale of hardware products where the software is and is not incidental is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Maintenance and support revenue for providing product updates and customer support is deferred and recognized ratably over the service period. Training and consulting revenue is recognized as services are performed and billable according to the terms of the service arrangement.

        The Company has experienced, and is likely to experience in the future, fluctuations in revenue, gross margin and operating results. Various factors contribute to the fluctuations in revenue, gross margin and operating results, including the following: the Company's success in developing its rich media business and in developing, introducing and shipping new products and product enhancements, the Company's success in accurately forecasting demand for new orders, which may have short lead-times before required shipment, product mix, percentage of revenue derived from original equipment manufacturers, or OEMs, versus distributors or resellers, new product introductions and price reductions by competitors, the efforts of OEMs, distributors, resellers, and other third parties on behalf of the Company, the Company's ability to attract, retain and motivate qualified personnel, the timing, amount and results of research and development efforts and selling, general and administrative expenditures. Further, a significant portion of the Company's expenses is fixed. The Company expects that operating expenses will decrease in the future with the implementation of cost reduction measures. To the extent these decreased expenses are not accompanied by an increase in revenue or gross margin, the Company's business, financial condition and results of operations would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter, as at times in past quarters, the Company's results of operations will be below the expectations of public market analysts and investors.

        The Company out-sources certain functions to independent service providers, and some of the Company's products are assembled and tested by subcontract manufacturers, the largest subcontract manufacturer being InnerStep, Inc.

INDUSTRY BACKGROUND

        In recent years, the Internet infrastructure has evolved to meet the requirements of new and emerging Internet applications, such as the integration of voice and data. Until recently, however, the Internet was unable to support high quality video networking applications. This has historically limited an end user's ability to deploy and utilize interactive applications that integrate data and text with high quality voice and video applications. The acceleration of the following five key market drivers has significantly enhanced the opportunity for the Company's products and services:

  •
  Advancing PC Technology.  In the past, desktop PCs did not have the ability to effectively compress high quality voice and video. Today with 2.2 GHz and faster processors, high-quality, software-based video compression, which enables wide-scale deployment of video-enabled applications, is within reach for most business users. These faster PCs are being used, not just to do faster word processing or spreadsheet calculations, but for rich media processing, including high quality video and CD quality audio.

  •
  Proliferation of Rich Media Communications.  Defined as communications that include more than one media type, such as video or audio telephony, streaming or data collaboration, rich media is a burgeoning field that combines the attributes of the Internet, television and radio into one medium. Rich media is being deployed in a wide variety of applications and improves the effectiveness of collaboration, training, advertising, sales and marketing functions, online services and self help applications. Companies using rich media communications should achieve benefits in the form of improved productivity, reduced expenses, enhanced customer contact and support capabilities, and reduced customer response errors.

  •
  Decline in Price of Broadband Access.  Companies are now able to purchase broadband access to the Internet at a fraction of the cost compared to one year ago. Since rich media communications generally require higher bandwidth, the cost of the bandwidth is now less of a barrier. As a result, we believe more companies are embracing rich media communications.

  •
  Proliferation of Broadband Networks.  According to Ryan, Hankin & Kent, a market research and consulting firm, Internet and other traffic requirements will increase by over 4,000% between

    1999 and 2003. Telecommunications carriers are expected to increase the capacity of their Internet Protocol ("IP") networks to meet demand. Because of this expected increase in network capacity, telecommunications carriers are rapidly moving to exploit the plentiful and inexpensive bandwidth of their networks by adding video services to existing voice and data offerings. In addition to providing increased quality, video transmission over broadband networks costs a fraction of transmission over traditional ISDN networks. According to our estimates, telecommunications carriers can offer their customers transmission cost savings of up to 70% to 80%, based on the lower cost of using an IP-based broadband network compared to the higher costs of using ISDN connections. As a result, carriers now have greater ability to offer customers bandwidth-intensive applications such as videoconferencing, video broadcast and video on demand.

  •
  Decline in Cost of Desktop Video Endpoints.  Over the past year, a number of companies introduced consumer-grade desktop video cameras for less than $100 each, and some companies have introduced professional grade desktop video cameras for less than $1,000 each. As with other communications products—such as cellular phones, which were prohibitively expensive at the time of their introduction, but which dropped in price and increased in functionality over time—the reduction in price and increase in functionality in desktop video endpoints also is driving demand for video applications.

THE COMPANY'S PRODUCTS AND TECHNOLOGY

        The Company is a leading worldwide provider of easy to use, integrated web conferencing and communications solutions for enterprises and service providers. The Company offers a broad range of internally developed products, both hardware and software, and integrates them with a wide variety of third party products to deliver comprehensive rich media solutions to our customers.

Products

  •
  Click to Meet™.  Providing a turnkey, end-to-end rich media Web conferencing and collaboration solution, Click to Meet enables organizations to leverage their converged broadband networks for face-to-face e-collaboration. Using Click to Meet, organizations can enhance existing processes with two-way video, streaming and Web collaboration, thereby reducing travel costs, improving productivity and preserving long distance business relationships. Click to Meet is a complete end-to-end broadband solution that gives users point-and-click access to adhoc and scheduled video calls, streams, conferences and data collaboration across many types of networks, including IP, ATM and ISDN, through a Web-based interface. Click to Meet for Exchange integrates rich media conferencing and communications into the Microsoft Exchange / Outlook groupware environment.

  •
  Conference Server.  This product is the Company's advanced MCU. Conference Server was engineered from the ground-up as an IP-based solution and was the first MCU on the market to support: Continuous Presence; mixed speed endpoints in multipoint conferences; Unicast and Multicast; Microsoft Outlook Scheduling integration; and SIP. Conference Server includes encrypted t.120 data collaboration as a standard feature. Conference Server is available as software-only, bundled with hardware, or in Network Equipment Building System ("NEBS") compliant hardware configurations. Conference Server is a market-tested solution with over 1,200 unique customers worldwide.

  •
  Web Endpoint.  The Company's enterprise class, rich media Web endpoint originally comes from CUseeMe technology. It is a browser-based plug-in for Web conferencing and collaboration that includes advanced audio technology such as: wideband audio, echo cancellation, and automatic voice detection and gain control. Video features include: full screen video, advanced compression algorithms, including H.263+, video noise reduction and automatic bandwidth detection. Web Endpoint is designed to work with NAT and Firewalls to meet the network protection requirements of enterprises. Additionally, Web Endpoint contains a full suite of integrated, rich media Web collaboration features, such as: presentation mode, collaborative browsing, application sharing, file transfer, whiteboarding, and instant messaging. Web Endpoint was developed for easy use; by clicking on a link Web Endpoint is automatically installed and end-users can immediately participate in rich media web conferences.

  •
  Other Rich Media Collaboration Products.  The Company manufactures a range of additional products that deliver rich media communications over broadband networks, including: a scalable video gateway that inter-connects IP, ISDN and ATM; a video interface unit that converts ISDN-based video room systems and desktops to run over ATM networks at rates up to T1 speeds; and flexible streaming servers for broadcast on IP networks that support MPEG-1 and lower bit rates.

  •
  Broadband access devices.  The Company's multi-service access switch is an integral component of most enterprise video deployments, providing specific optimizations for delivering video over ATM according to ATM Quality of Service standards. The Company's access switch offers a broad range of LAN and WAN interface options, making it the most cost-effective solution for multi-service branch office access.

  •
  Streaming and broadcast products.  The Company's manufactures flexible streaming servers for IP networks that support MPEG-1 and lower bit rates.

Professional Services

        Always on the leading edge of advanced Internet technologies, First Virtual Communications applies the highest possible level of professional expertise to project design, implementation and support. The Company's Professional Services Organization, or PSO, offers project management, project coordination, implementation design and engineering, quality control and training groups. Going forward, as the Company focuses on strategic products, such as Click to Meet™ and Conference Server, the Company expects that Professional Services will become a less significant contributor to total Company revenue.

THE COMPANY'S STRATEGY

        The Company's mission is to improve enterprise productivity by providing easy to use, rich media Web conferencing solutions for the desktop to enterprises, service providers and portals. By enabling interactive voice, video and data collaboration over IP-based networks, the Company provides cost-effective, integrated end-to-end solutions for large-scale deployments to enterprise desktops. The Company's technology also enables best of breed videoconferencing solutions to be extended through ISDN and ATM networks. The Company's flagship product, Click to Meet™, provides a complete framework for delivering a new generation of video-enabled Web collaboration applications that address the real-time communications needs of companies worldwide. Click to Meet™ can be integrated seamlessly into popular enterprise messaging and collaboration environments such as Microsoft Exchange/Outlook and instant messaging.

        The Company has a strong history of leadership and innovation in desktop-based rich media solutions for enterprises, government agencies and service providers. The Company's innovations include the introduction of the first IP MCU in 1997. Additionally, the Company has introduced several key products and technologies to enable desktop collaboration. These include the integration of streaming with live voice and video; introduction of an industry leading end-to-end rich media Web conferencing solution, Click to Meet™; and a version of Click to Meet™ that tightly integrates with the Microsoft Exchange / Outlook / Messenger environments. The Company believes that enabling users to work within their familiar environment, their own PC with a Web browser or Microsoft Outlook, is key to the broad-based adoption of this technology. In this way, users do not need to learn another set of applications, but can integrate the Company's technology into their own familiar environment.

        Today's business landscape is more geographically dispersed than it has been in the past. Mergers and acquisitions have created project teams that reside in different time zones. Telecommuting is a popular practice. Increased outsourcing means working with new and more business partners. In essence, today's extended enterprise has few boundaries.

        At the same time, businesses are faced with the pressures of increased competition, shorter product lifecycles, and accelerated time-to-market strategies. We believe innovative Web-based conferencing technology can help build closer working relationships, make meetings happen faster, keep projects on schedule and avoid costly downtime.

        There are converging trends that make this the right time to offer products like Click to Meet™. For example, business usage of instant messaging in number of minutes has grown by 113%, from 2.3 billion minutes in September 2000 to 4.9 billion minutes in September 2001. Additionally, 52% of U.S. corporations use groupware applications such as Lotus Notes™ and Microsoft Outlook™.

        In a Worldcom study conducted in 1998, 79% of the respondents who had used videoconferencing exclusively in a conference room indicated that they would use videoconferencing more if they could do it from their desktop computer or PC laptop. The study indicated their preference held true across all segments tested by Worldcom.

        The Company offers strong Web-based technology that answers marketplace demand for rich media Web conferencing. The Company's solutions provide a unique experience that combines the best of all worlds—traditional Web collaboration, data sharing, videoconferencing, streaming media—and the flexibility to integrate seamlessly with everyday applications such as instant messaging and groupware.

Make Products Simple to Deploy, Support, and Use

        The Company believes that its products must require only minimal training, be integrated into applications that workers already use, and be centrally deployed and managed for ease of IT support. Click to Meet™ integrates with a standard Web browser, Microsoft Outlook and Microsoft Instant Messenger. We believe that the Company's products must also be cost-effective per desktop to allow enterprises to affordably scale the solutions to hundreds or thousands of users. The Click to Meet™ solution, with its robust software-based client-server architecture meets all these challenges.

Product Advantages

        The advantages of the Company's products include:

  •
  Quality: Enhanced codecs for improved audio and video performance.

  •
  Minimal IT Support: Client-server architecture allows IT to manage a global system with ease.

  •
  Scalability: Through First Virtual Communications' Intelligent Linking™ and network management technology, system capacity is limited only by the number of software servers the enterprise has linked together.

  •
  Ease of Use: Integration into familiar software requires virtually no end user training to use.

  •
  Price: Low cost per desktop.

Leverage Strong Technology Foundation

        The Company's products are built on a strong and proven technology base. This includes the Company's award-winning Conference Server, or MCU, and Web Endpoint—strategic ingredients in the industry-leading Click to Meet™ product line. Moreover, Conference Server was the first MCU with tight integration into the Microsoft Exchange environment that was released in December 2000. The Company's NAT/Firewall tunneling technology allows anyone at any location to be part of a conference with or without a camera, using an H.323 endpoint, the Company's Web Endpoint, a standard telephone, a mobile phone, etc. The system also works across any type of network, including IP, ISDN and ATM.

        The Company's Intellegent Linking™ technology is unique. It allows a company to link an unlimited number of servers and create a true multicast environment so that every server can recognize every participant on the conference.

Capitalize on Large Under-Served Market Opportunity

        Web conferencing is gaining momentum in the market. Wainhouse Research projects the market for group videoconferencing to grow from $400 million in 2001 to $1.2 billion in 2006, yielding a compound annual growth rate of approximately 24%. However, Web conferencing is projected to grow at a much faster 47% annual rate from $290 million to $2.0 billion in the same time period.

        Integrated collaboration environments allow enterprises to realize a number of competitive advantages by using their existing computers and network infrastructure for group and personal collaboration. These new fully-featured environments take the best features of both traditional videoconferencing and Web collaboration and combine them to enable teams to work together interactively through a browser-based interface.

MARKETING, SALES AND CUSTOMER SUPPORT

        The Company believes that the three significant growth markets for its rich media Web conferencing products are telecommunications service providers, enterprises and government agencies. The Company's products take full advantage of the latest technological advances in codecs, microprocessors and bandwidth to deliver a pleasing and flexible conferencing environment customized around the needs of each end user.

        The Company markets its products to enterprise customers, government agencies and educational providers through its internal sales force and indirect sales channels. The Company's channel focus includes: (1) existing First Virtual Communications and former CUseeMe resellers, (2) service providers, (3) integrators and services solution providers, (4) the next generation web conferencing and collaboration resellers, and (5) server manufacturers. The Company's internal sales force uses the Company's Web conferencing technolgy to directly qualify and stimulate end-user demand, as well as to manage the Company's strategic relationships with Value Added Resellers, or VARs, and system integrators.

        The Company has international offices in the United Kingdom, France, Italy, Japan and China. For the years ended December 31, 2001, 2000 and 1999, approximately 21%, 12%, and 14%, respectively, of the Company's sales were generated from customers outside of the United States.

RESEARCH AND DEVELOPMENT

        Since its inception, the Company has recognized that a strong technical base is essential to its long-term success and it has therefore made a substantial investment in research and development. To date, the Company has aggressively brought a wide range of products to the marketplace. The Company intends to continue to make substantial investments in product development and to participate in the development of industry standards. The Company monitors changing customer needs and works closely with its OEM partners, end-user customers and market research organizations to track changes in the marketplace, including emerging industry standards. The Company intends to maintain its product development focus on products for the rich media Web conferencing market.

        The Company's research and development expenditures totaled $12.6 million, $12.5 million, and $10.2 million for the years ended December 31, 2001, 2000, and 1999, respectively. The Company performs its research and product development activities at its headquarters in Santa Clara, California its facility in Nashua, New Hampshire, its office in Hyderabad, India and its facility in La Gaude, France.

COMPETITION

        The market for rich media Web conferencing and MCU products is very competitive. Due to the fact that barriers to entry in the market are relatively low and the potential market opportunity is large, the Company expects the entrance of new competitors in the future. Although there is no one competitor currently offering all aspects of rich media Web conferencing in a single integrated platform, the Company believes that competitors are developing such products.

        In offering rich media Web conferencing products, the Company currently competes, or expects to compete, directly or indirectly, with the following categories of providers:

  •
  H.323 MCU vendors, such as Polycom, Ezenia!, and RADVISION;
  •
  videoconferencing client vendors, such as Microsoft (NetMeeting), Polycom, and VCON;
  •
  collaborative Web conferencing product vendors, such as Lotus (Sametime), Interwise, and Ezenia! (InfoWorkSpace); and
  •
  application service providers such as Raindance, Placeware, and WebEx.

        The method of solution delivery varies among competitors. Some vendors offer only hosted solutions, while some vendors offer products (software and, in some cases, hardware) that must be installed at the customer's site. This difference creates competitive advantages in some markets and disadvantages in others.

        Many of the Company's current and potential competitors, particularly Microsoft, Polycom and WebEx, have longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than the Company has. As a result, these companies may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their conferencing products and services.

        To remain competitive, the Company must continue to invest in research and development and sales and marketing. The Company may not have sufficient resources to make those investments or may not succeed in making the technological advances necessary to be competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with which the Company has a relationship, to increase the visibility and utility of their products and services. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire a significant market share, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's ability to compete successfully in its target markets will depend on a number of factors, both within and outside its control, including:

  •
  the timing of the introduction of new products and services by the Company and its competitors;
  •
  the pricing policies of the Company's competitors;
  •
  the Company's ability to hire and retain highly qualified employees;
  •
  continued investment in research and development; and
  •
  continued investment in sales and marketing.

MANUFACTURING

        The Company's core strategic products are software products or software products installed on industry standard platforms that are available from a number of suppliers. For these products, the Company uses outside vendors to create CD images of the software and appropriate packaging materials, and purchases hardware platforms from a number of distributors. The Company's operations staff fulfills orders for these products by shipping the software products or loading the software onto hardware platforms for shipment as a turnkey solution. The Company has multiple alternatives for sourcing of the components necessary for product shipment. However, the Company can be impacted by certain unfavorable conditions, such as shortages of particular components. The Company's supply chain, including reserve inventory buffer stock of critical components, may not be sufficient to meet increases in demand that occur simultaneously with delayed deliveries from manufacturers. The Company may not be able to negotiate acceptable arrangements with its existing or future manufacturers, or negotiate arrangements that will be on terms favorable to the Company.

        The Company also produces a number of products that generate significant revenue, but are adjunct to its core strategic products. For these products, the Company uses third-party manufacturers to perform materials planning, production scheduling, mechanical assembly, board testing, system integration, burn-in, final system testing and, in some cases, distribution of its products to customers. The Company's operations staff develops manufacturing strategies and processes and qualifies suppliers. The Company and its contract manufacturers work together to reduce manufacturing costs and to resolve quality control issues. If one or more of the Company's manufacturers experiences quality or other problems, product shipments by the Company may be delayed. If the Company is required to replace any of its manufacturers, such a change could result in short-term cost increases and delays in delivery that could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

        As of March 28, 2002, the Company employed 162 individuals full-time. In addition, the Company employs a number of temporary contract employees. The Company's employees are not represented by a collective bargaining agreement and the Company believes that its relationships with its employees are good.

RISK FACTORS

        In addition to the other information provided in this report, the following risk factors should be considered in evaluating the Company and its business.

The Company has a history of operating losses and will incur losses in the future. The Company may never generate sufficient revenue to achieve profitability.

        The Company has incurred operating losses in each quarter since it commenced operations in 1993. The Company expects to continue to devote substantial resources to its research and development and sales and marketing activities. As a result, the Company expects that it will continue to incur operating losses for the foreseeable future. The Company's revenues decreased from $40 million for the year ended December 31, 2000 to $27.7 million for the year ended December 31, 2001, while its net loss increased from $18.8 million for the year ended December 31, 2000 to $31.6 million for the year ended December 31, 2001. At December 31, 2001, the Company had an accumulated deficit of $87.3 million.

The Company's quarterly financial results are expected to fluctuate and may cause the price of the Company's common stock to fall.

        The Company has experienced in the past, and is likely to experience in the future, fluctuations in revenue, gross margin and operating results. Various factors could contribute to the fluctuations in revenue, gross margin and operating results, including the Company's:

  •
  success in developing its rich media Web conferencing business and in developing, introducing and shipping new products and product enhancements, particularly for Click to Meet and the Multi Conferencing Unit;

  •
  success in accurately forecasting demand for new orders (that may have short lead-times before required shipment), product mix, percentage of revenue derived from OEMs versus distributors or resellers;

  •
  new product introductions and price reductions by competitors;

  •
  results from strategic collaborations;

  •
  use of OEMs, distributors, resellers, and other third parties;

  •
  ability to attract, retain and motivate qualified personnel;

  •
  research and development efforts and success; and

  •
  selling, general and administrative expenditures.

        Additionally, the Company's operating results may vary significantly depending on a number of factors that are outside of its control. Further, a significant portion of the Company's expenses are fixed. The Company has made significant progress in reducing its operating expenses in the last year and expects that operating expenses will decrease in the future due to continued expense reduction measures. However, to the extent that operating expenses are not reduced and to the extent that revenue or gross margin cannot be increased, the Company's business, financial condition and results of operations would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter, as at times in past quarters, the Company's results of operations will be below the expectations of public market analysts and investors, resulting in a negative impact on the Company's common stock price.

The Company's success depends on the market's acceptance of rich media and Web conferencing services and the Company's products, including Click to Meet™ and the Multi Conferencing Unit.

        The Company's success depends in part on the market's acceptance of rich media and Web conferencing services and the Company's products, including Click to Meet™ and the MCU. Potential end-users must accept video applications as a viable alternative to face-to-face meetings and conventional classroom-based learning. New applications, such as the use of video conferencing in marketing, selling and manufacturing, are still in the development stage. The Company's contracts with telecommunications service providers to provide broadband video and Web conferencing solutions are in the early stage and only recently has the Company received significant revenue from this market segment. If rich media, Web conferencing and broadband video services fail to achieve broad commercial acceptance or if such acceptance is delayed, the Company's business, financial condition and results of operations will be materially adversely affected. The Company anticipates that significant revenue and growth in the foreseeable future will come from the sale of its Click to Meet™ and Multi Conferencing Unit products and services. Broad market acceptance of these products and services is therefore critical to the Company's operating success.

The Company faces potential delisting from The Nasdaq National Market. If delisting occurs, the market price and market liquidity of the Company's common stock will be adversely affected.

        The Company's common stock is listed on The Nasdaq National Market. Pursuant to Nasdaq rules, The Nasdaq National Market may commence procedures to delist any shares trading below $1.00 per share on The Nasdaq National Market for a period of 30 consecutive trading days. The Company's common stock has at times been trading below $1.00 per share. In March 2002, the Company received notice from The Nasdaq National Market of its non-compliance with the Nasdaq rules. If the Company is unable to regain compliance, or if appeals to The Nasdaq National Market for relief from compliance are unsuccessful, then the Company's common stock will be delisted from The Nasdaq National Market. On March 28, 2002, the last sale reported on the Nasdaq National Market System for the Company's stock was at $0.73.

        If delisting occurs, the trading of the Company's common stock is likely to be conducted on the OTC Bulletin Board, which will have an adverse affect on the market price of the Company's common stock and on the ability of stockholders and investors to buy and sell the common stock. If delisting occurs you may lose some or all of your investment.

The Company's inability to secure additional funding could adversely effect its business.

        In March 2002, the Company entered into an agreement to issue common stock and warrants to purchase common stock, in a private placement, for aggregate proceeds of approximately $4.8 million. The closing of this transaction is expected to occur on or about April 10, 2002.

        In order to meet the Company's anticipated working capital and Company's capital expenditure requirements, the Company may need to raise additional funds through the issuance of equity securities in the future. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, and the new equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. Additional financing may not be available when needed or on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be required to delay, reduce or eliminate some or all of its development programs for its products or services, and may be unable to take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition and operating results.

The Company faces potential volatility in its common stock price.

        The market price of the Company's common stock has been extremely volatile in the past and, like that of other technology companies, may be subject to significant volatility in the future, depending upon many factors, including:

  •
  fluctuations in the Company's financial results;

  •
  technological innovations or new commercial products developed by the Company or its competitors;

  •
  establishment of and success of corporate partnerships or licensing arrangements;

  •
  announcements regarding the acquisition of technologies, products or companies;

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

The Company has a history of generating a large percentage of its revenue at the end of each quarterly accounting period.

        Due to the way that many customers in the Company's target markets allocate and spend their budgeted funds for acquisition of the Company's products and other products, a large percentage of the Company's business is booked at the end of each quarterly accounting period. Because of this, the Company may not be able to reliably predict order volumes or prepare orders for shipment on time. If the Company is unable to ship its customer orders on time, there could be a material adverse effect on the Company's results of operations.

The Company's success depends on the performance of participants in the Company's distribution channels.

        The Company currently sells its products through OEMs, distributors and resellers. The Company's future performance will depend in large part on sales of its products through these distribution relationships, such as SBC Communications, Verizon and other key partners. Agreements with distribution partners generally provide for discounts based on the Company's list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, entities that distribute the Company's products may compete with the Company. In addition, OEMs, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling the Company's products. The Company additionally depends on its respective distribution relationships for most customer support, and expends significant resources to train its respective OEMs, distributors and resellers to support customers. These entities can generally terminate the distribution relationship upon 30 days notice. The loss of a distribution relationship or a decline in the efforts of a material distributor, or loss in business or cancellation of orders from, significant changes in scheduled deliveries to, or decreases in the prices of products sold to, any of these distribution relationships could have a material adverse effect on the Company's results of operations.

The Company expects to rely on a limited number of large customer projects for its revenue in the future. Losing one or more of these customers may adversely affect the Company's future revenue.

        The Company depends on a limited number of large end-user projects for a majority of its revenue, which has resulted in, and may in the future result in, significant fluctuations in quarterly revenue. The Company expects that revenue from the sale of products to large resellers and telecommunications service providers will continue to account for a significant percentage of its revenue in any particular quarter for the foreseeable future. Additionally, a significant portion of Company's sales of video networking products has historically been to government agencies, such as military and educational institutions, or to third parties using the Company's products on behalf of government agencies. Such government customers are often subject to budgetary pressures and may from time to time reduce their expenditures and/or cancel orders. The loss of any major customer, or any reduction or delay in orders by a customer, or the failure of the Company or its distribution partners to market the Company's products successfully to new customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Because sales of some of the Company's products require a lengthy sales effort and implementation cycle, revenue may be unpredictable and the Company's business may be harmed.

        Sales of some of the Company's products have required and will continue to require an extended sales effort. For some projects the period from an initial sales call to an end-user agreement can range from six to twelve months, and can be longer. Therefore, the timing of revenue booking and recognition may be unpredictable. A lengthy delay in recognizing revenue could have a material adverse effect on the Company's business, financial condition and results of operations.

Rapid technological change and evolving industry standards and regulations may impair the Company's ability to develop and market its products and services.

        Rapid technological change and evolving industry standards characterize the market for the Company's products and services. The Company's success will depend, in part, on its ability to maintain technological leadership and enhance and expand its existing product and services offerings. The Company's success also will depend in part upon its ability and the ability of its strategic partners to comply with evolving industry standards. The Company's products must meet a significant number of domestic and international video, voice and data communications regulations and standards, some of which are evolving as new technologies are deployed. The Company's products are currently in compliance with applicable regulatory requirements. However, as standards evolve, the Company will be required to modify its products, or develop and support new versions of its products. In addition, telecommunications service providers require that equipment connected to their networks comply with their own environment and standards, which may vary from industry standards.

        The Company's ability to compete successfully is also dependent upon the continued compatibility and interoperability of its products with products and architectures offered by other vendors. The Company's business, financial condition and results of operations would be materially adversely affected if it were unable in a timely manner to comply with evolving industry standards or to address compatibility issues. In addition, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. The announcement of product enhancements or new product or service offerings could cause customers to defer purchasing the Company's products. In addition, the Company has experienced delays in the introduction of new products in the past and may experience such delays in the future. The failure of the Company to successfully introduce new products, product enhancements or services on schedule or in time to meet market opportunities, or customer delays in purchasing products in anticipation of new product introductions or because of changes in industry standards, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company faces intense competition from other industry participants and may not be able to compete effectively.

        The market for Web conferencing and networking products and services is extremely competitive. Because the barriers to entry in the market are relatively low and the potential market is large, the Company expects continued growth in existing competitors and the entrance of new competitors in the future. Many of the Company's current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than that of the Company. As a result, these companies may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their competing products and services.

        As a result, the Company may not be able to compete successfully with existing or new competitors in the rich media Web conferencing and collaboration solutions market. The Company believes that its ability to compete successfully in this market will depend on a number of factors both within and outside its control, including:

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

        The Company's success and ability to compete in the rich media Web conferencing and collaboration solutions market depends, in part, upon its ability to protect its proprietary technology. The Company may be unable to deter misappropriation of its proprietary technology, detect unauthorized use, and take appropriate steps to enforce its intellectual property rights.

        The Company does not rely on patent protection for its products, and does not hold any patents, although it has filed two patent applications relating to systems and methods for continuous presence video conferencing and initiation and support of video conferencing using instant messaging. These patent applications may not be approved, however, and even if issued by the United States Patent and Trademark Office, they may not give the Company an advantage over competitors. The Company's adherence to industry-wide technical standards and specifications may limit its opportunities to provide proprietary product features. The Company currently licenses certain technology from third parties and plans to continue to do so in the future. The commercial success of the Company will depend, in part, on its ability to continue to obtain licenses to use third-party technology in its products.

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

Claims by third parties that the Company infringes their proprietary technology could prevent the Company from offering its products or otherwise hurt the Company's business.

        The commercial success of the Company also will depend, in part, on the Company not breaching third-party intellectual property rights. The Company licenses certain third-party technology for use in its products, but is subject to the risk of litigation alleging infringement of other third-party intellectual property rights. A number of companies have developed technologies or received patents on technologies that may be related to or be competitive with the Company's technologies. The Company has not conducted a patent search relating to the technology used in its products. In addition, since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed, which, if issued as patents, would relate to the Company's products. The

Company's lack of patents may inhibit the Company's ability to negotiate or obtain licenses from or oppose patents of third parties, if necessary.

        The Company could incur substantial costs in defending itself and its customers against any intellectual property litigation, regardless of the merits of such claims. The Company may also be required by contract or by statutory implied warranties to indemnify its distribution partners and end-users against third-party infringement claims. Parties making infringement claims against the Company may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. The Company, or its customers, may not be able to obtain necessary licenses from third parties at a reasonable cost, or at all. The defense of any lawsuit could result in time-consuming and expensive litigation, damages, license fees, royalty payments and restrictions on the Company's ability to sell its products, any of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company is dependent on key personnel and must hire and retain skilled personnel.

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

        The Company currently outsources the manufacturing of some of its products and purchases critical components for some of its products from single suppliers. The Company relies on several vendors to manufacture certain of its products. If one or more of these manufacturers experiences quality control or other problems, product shipments by the Company may be delayed. The Company does not have long-term agreements with suppliers, and its current suppliers are not obligated to provide components to the Company for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Qualifying additional suppliers is a time consuming and expensive process, and there is a greater likelihood of problems arising during a transition period to a new supplier. If the Company is required to find replacements for its manufacturers or suppliers, this could result in short-term cost increases and delays in delivery, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may not be able to continue to negotiate arrangements with its existing, or any future, manufacturers or suppliers on terms favorable to the Company.

The Company faces additional risks from its international operations.

        The Company's international business involves a number of risks that could adversely affect its operating results or contribute to fluctuations in those results. The Company's revenue from international sales represented 21% of its total revenue in the year ended December 31, 2001, 12% of its total revenue in 2000 and 14% of its total revenue in 1999. The Company intends to seek opportunities to expand its product and service offerings into additional international markets, although the Company may not succeed in developing localized versions of its products for new international markets or in marketing or distributing products and services in those markets.

        The majority of the Company's international sales are currently denominated in U.S. dollars. However, it is possible that a significantly higher level of future sales of the Company's products may be denominated in foreign currencies. To the extent that the Company's sales are denominated in currencies other than U.S. dollars, fluctuations in exchange rates may result in foreign exchange losses. The Company does not have experience in implementing hedging techniques that might minimize the Company's risks from exchange rate fluctuations.

        The Company's international business also involves a number of other difficulties and risks, including risks associated with:

  •
  changing economic conditions and political instability in foreign countries;

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

  •
  potentially adverse tax consequences.

The Company's software products may contain undetected defects.

        Software developed by the Company or developed by others and incorporated by the Company into its products may contain significant undetected errors, especially when first released or as new versions are released. Although the Company's software products are tested before commercial release, errors in the products may be found after customers begin to use the software. Any defects in the Company's current or future products may result in significant decreases in revenue or increases in expenses because of adverse publicity, reduced orders, product returns, uncollectible accounts receivable, delays in collecting accounts receivable, and additional and unexpected costs of further product development to correct the defects.

Control By Insiders

        As of December 31, 2001, the Company's executive officers, directors and their affiliates beneficially owned approximately 10,605,145 shares or 27% of the outstanding shares of the Company's common stock, on an as-converted to common stock basis. As a result, these persons may have the ability to effectively control the Company and direct its affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of these stockholders. Such transactions include proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of the Company's common stock.

ITEM 2. PROPERTIES.

        The Company is headquartered in Santa Clara, California, where it leases approximately 48,000 square feet of space that houses administrative, sales and marketing, customer service, operations and product development activities. The space is occupied pursuant to an operating lease that expires in 2009. The Company leases approximately 27,225 square feet of space that houses product development in Nashua, New Hampshire. The space is occupied pursuant to an operating lease that expires in July of 2003. The Company also leases approximately 6,458 square feet of space that houses sales, marketing and product development in La Gaude, France. The space is occupied pursuant to four operating leases. Leases on three quarters of the space will expire in October 2002, and the lease on the balance of the space will expire in November 2004. Additionally, the Company has rental agreements for small sales offices in the United States, Europe and Asia. Aggregate rental expense under these facility leases for the year ended December 31, 2001 was approximately $1.6 million. The Company believes that its existing facilities are adequate to meet current needs.

ITEM 3. LEGAL PROCEEDINGS.

        On or about April 9, 1999, several purported class action suits were filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company's reporting of its financial results for the period ended December 31, 1998. The court dismissed these actions without leave to amend on February 14, 2000 and the plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal was taken under submission by the court of Appeals following the filing of briefs by the parties and the presentation of oral argument on July 11, 2001. On March 15, 2002, the Court of Appeals affirmed the district court's judgment, dismissing the complaint without leave to amend. On March 28, 2002, plaintiffs filed a Petition for Rehearing in the Ninth Circuit.

        On April 23, 2001, the Company received notice of a stockholder's derivative action filed in California Superior Court in the County of Santa Clara, alleging that, among other things, certain directors and officers of the Company sold shares of the Company's common stock between January 21, 1999 and April 6, 1999, while in possession of material non-public information pertaining to the Company. The Company and the individual defendants demurred to the complaint, and moved to dismiss the action, or in the alternative to stay the action pending the outcome of the appeal in the related federal court class action or, if necessary, the investigation of the claims by the Company. The court granted the demurrer in part and denied it in part, granting plaintiff leave to file an amended complaint, and stayed the action pending the outcome of the appeal in the federal court class action. The court also ordered that certain limited discovery of documents could take place with respect to the filing of the amended complaint. In December 2001, the plaintiff moved for leave to take certain third-party discovery. The motion was denied by the court. Plaintiff filed an amended complaint on February 22, 2002. A hearing on the defendants' demurrer to the amended complaint is scheduled to take place on April 23, 2002.

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

	High	Low
2000
First Quarter	$25 3/5	$8
Second Quarter	$17 9/10	$4 1/4
Third Quarter	$8 2/5	$4 1/2
Fourth Quarter	$5 1/2	$7/10
2001
First Quarter	$2 13/32	$7/8
Second Quarter	$1 35/64	$23/32
Third Quarter	$1 5/32	$45/64
Fourth Quarter	$1 19/64	$19/32

        As of March 25, 2002, there were approximately 366 holders of record of the Company's Common Stock. On March 25, 2002, the last sale price reported on the Nasdaq National Market System for the Company's Common Stock was $.80 per share.

        The Company has never declared or paid any cash dividends on its capital stock. The Company intends to retain any future earnings to support operations and to finance the growth and development of the Company's business and does not anticipate paying cash dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following table presents summary selected historical data of the Company as of and for each of the five years in the period ended December 31, 2001.

	Year Ended December 31
	2001	2000	1999	1998	1997
	(in thousands, except share and per share data)
Revenue	$27,661	$40,011	$45,700	$37,251	$18,771
Cost of revenue	20,550	22,831	28,851	19,220	10,466

Gross profit	7,111	17,180	16,849	18,031	8,305

Operating expense:
Research and development	12,573	12,517	10,170	9,463	5,420
Sales and marketing	11,565	12,533	9,310	5,619	3,310
General and administrative	13,045	11,974	12,323	6,259	3,687
Acquisition and other non-recurring charges	2,468	—	—	4,664	—

Total operating expense (1)	39,651	37,024	31,803	26,005	12,417

Operating loss	(32,540)	(19,844)	(14,954)	(7,974)	(4,112)
Other income (expense), net	665	1,187	646	(42)	(216)
Minority interest in consolidated subsidiary	274	(130)	(20)	—	—

Net loss	$(31,601)	$(18,787)	$(14,328)	$(8,016)	$(4,328)

Net loss per share:
Basic and diluted (2)	$(1.26)	$(1.09)	$(0.87)	$(0.69)	$(1.44)
Shares used to compute net loss per share:
Basic and diluted (2)	25,156	17,205	16,433	11,541	3,012
	Year Ended December 31
	2001	2000	1999	1998	1997
	(in thousands)
Cash, cash equivalents and short-term investments	$9,384	$23,928	$8,821	$26,748	$2,500
Working capital	8,363	31,729	21,878	32,939	1,891
Total assets	38,154	46,941	40,199	51,165	11,104
Total debt	36	119	228	1,665	3,466
Accumulated deficit	(87,266)	(55,665)	(36,878)	(22,550)	(14,534)
Total stockholders' equity	26,353	36,730	27,812	38,613	1,909

(1)
Operating expenses included non-cash employee stock compensation charges of $114,000, $267,000, $493,000, $1.2 million and $1.1 million, for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

(2)
See Note 1 to the consolidated financial statements for an explanation of the computation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations of the company should be read in conjunction with the financial statements and the notes thereto included in Item 8 of this Form 10-K. In addition to the historical information contained in this item, this item contains forward looking statements within the meaning of Section 27(a) of the Securities Act and Section 21(e) of the Exchange Act that involve risks and uncertainties. These forward looking statements include, without limitation, statements containing the words "believe," "anticipates," "expects," and words of similar import. Such forward looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the risk factors set forth above in "Business/Overview," "Business/Risk Factors," the risk factors set forth in this item and elsewhere in this Form 10-K. The Company assumes no obligation to update any forward looking statements contained herein.

OVERVIEW

        The Company delivers integrated, end-to-end rich media Web conferencing and collaboration solutions, including both hardware and software technologies, for IP, ISDN and ATM networks. The Company combines its expertise in networking systems, real-time audio and video technology, and Web-based collaboration to provide integrated voice, video, data, text and streaming media solutions for a wide range of rich media enterprise applications, including Web conferences, broadcasts, video-on-demand, videoconferences and video calls over converged multi-service networks. The Company provides integrated, end-to-end rich media communications solutions, including both hardware and software technologies, for IP, ISDN and ATM networks. The Company was incorporated in California in October 1993 and reincorporated in Delaware in December 1997. The Company first shipped its video networking products in 1995.

        On June 19, 2001, the Company and CUseeMe Networks completed a merger, pursuant to which CUseeMe Networks became a wholly owned subsidiary of the Company. CUseeMe Networks provided innovative software-based solutions to enable voice, video, and data collaboration over IP-based networks. CUseeMe Networks specialized in delivering a solution that was both centrally managed and centrally deployed, enabling large-scale deployments of rich media collaboration to enterprise desktops. As a result of the merger, the Company is able to provide a broad range of integrated rich media Web conferencing solutions that run seamlessly across multiple network types to enterprise customers and service providers worldwide.

        In fiscal 2001, the Company recorded $27.7 million in revenue, a decrease of 31% compared to the previous year. The Company derived its revenue in 2001 from the sale of video networking systems and services to enterprise customers, which include business customers, government agencies, educational institutions and healthcare providers, primarily through indirect sales channels and to telecommunications service providers, which include expanded customer relationships with AT&T, Electronic Data Systems, Wind, Noicom and China Telecom, all of which are deploying broadband video services using the Company's products and solutions. For the year ended December 31, 2001, 71% of the Company's revenue was from enterprise customers and 29% was from service providers, while for the year ended December 31, 2000, revenue from enterprise customers was 78% and 22% was from service providers. For the year ended December 31, 1999, revenue from enterprise customers was 82% and 18% was from service providers. The Company's internal sales force qualifies and stimulates end-user demand, and manages the Company's strategic relationships with its distribution partners, including OEMs, VARs and systems integrators. In both 2001 and 2000, approximately 43% of the Company's revenue was derived through its distribution partners, including EDS, Verizon, Avaya,

Williams Communications, Dataserv, AT&T, Clover Technologies and Total Systems Integration in the USA, Mistel SPA and Feeder in Europe, and Tomen Cyber Systems in Asia.

        The Company maintains sales offices in the United Kingdom, France, Italy, Hong Kong and Japan, and distributes its products under the FVC.COM name in both Europe and Asia through resellers and distributors in more than 25 countries. In 2002, sales in Asia, excluding Japan, will be conducted through the Company's Hong Kong sales subsidiary, since the Company's acquisition of its exclusive distributor for Asia in January of 2002. For the years ended December 31, 2001, 2000 and 1999, approximately 21%, 12% and 14%, respectively, of the Company's sales were generated from customers outside of the United States. The Company expects that direct sales from shipments to customers outside of the United States will continue to represent a significant portion of its future revenue. In addition, the Company believes that a small portion of its sales through OEMs, resellers and integrators are ultimately sold to international end-users. Revenue from the Company's international operations are subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic restraints, and currency risks, among others. To date, the Company has not engaged in any foreign currency hedging activity.

        Some of the Company's products are assembled and tested by subcontract manufacturers, the largest provider being InnerStep, Inc.

CRITICAL ACCOUNTING POLICIES

        We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K, beginning on page F-6. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue recognition. We derive our revenue from primarily two sources (i) product revenue, which includes software license and hardware revenue, and (ii) services and support revenue which includes software license maintenance, training and consulting revenue. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

        We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition," to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, we apply the provisions of SEC Staff Accounting Bulletin 101, "Revenue Recognition."

        We license our software products on a perpetual basis. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

        At the time of the transaction, we assess whether the associated fee is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due.

        We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

        For all sales, except those completed over the Internet, we use either a binding purchase order or other signed agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship with or without binding purchase orders on a transaction by transaction basis.

        For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to the Company. This means that we defer revenue from the arranged fee that is equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations for our perpetual licenses are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. The Company bases the fair value of services, such as training or consulting, upon separate sales of these services to other customers. We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed.

        Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

        Revenue from sales to certain of the Company's resellers are subject to agreements allowing rights of return and price protection. In these cases, the Company provides reserves for estimated future returns and allowances upon revenue recognition. These reserves are estimated based upon historical rates of returns and allowances, reseller inventory levels, the Company's estimates of sell through by resellers and other related factors. Actual results could differ from these estimates. In the event of the inability to estimate returns from any reseller, the Company defers revenue recognition until the reseller has sold the products to the end-user. Advance payments received from customers and gross margin deferred with respect to sales, for which revenue has not been recorded, are recorded as deferred revenue.

Sales returns and other allowances, allowance for doubtful accounts and litigation. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales return and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales return and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales return and other allowances amounted to $869,000 million at December 31, 2001 as compared to $542,000 at December 31, 2000. Similarly, our management must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $6.4 million, net of allowance for doubtful accounts and returns of $2.5 million as of December 31, 2001. At December 31, 2000, the accounts receivable balance was $9.9 million, net of allowance for doubtful accounts and returns of $1,012,000.

        Management's current estimated range of liability related to some of the pending litigation involving the Company is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

        Valuation of Inventories.    The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the year ended December 31, 2001, the Company recorded inventory related charges of $7.3 million, which related to the write down of inventories for certain excess and obsolete products. During the year ended December 31, 2000, the Company recorded inventory related charges of $2.3 million, which related to the write down of inventories for certain excess and obsolete products.

        Valuation of long-lived and intangible assets and goodwill.    We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends;

  •
  significant decline in our stock price for a sustained period; and

  •
  our market capitalization relative to net book value.

        When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $17.7 million as of December 31, 2001. During the year ended December 31, 2001, the Company recorded $1.1 million of impairment losses related to goodwill and other intangible assets.

        In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will reclassify workforce related intangibles of $1.4 million to goodwill and cease to amortize approximately $6.9 million of goodwill and $1.4 million related to the assembled workforce in connection with the CUseeMe acquisition. We recorded approximately $1.3 million of amortization on goodwill and intangible assets related to assembled workforce during 2001 and would have recorded approximately $2.5 million of amortization during

2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

        Accounting for income taxes.    As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $46.5 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

        The following table sets forth certain items from the Company's Consolidated Statements of Operations as a percentage of total revenue for the periods indicated. The data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

	Year Ended December 31
	2001	2000	1999
Revenue	100.0%	100.0%	100.0%
Cost of revenue	74.3%	57.1%	63.1%

Gross profit	25.7%	42.9%	36.9%

Operating expense:
Research and development	45.4%	31.3%	22.3%
Sales and marketing	41.8%	31.3%	20.3%
General and administrative	47.2%	29.9%	27.0%
Acquisition and other non-recurring charges	8.9%	0.0%	0.0%

Total operating expense	143.3%	92.5%	69.6%

Operating loss	-117.6%	-49.6%	-32.7%
Other income (expense), net	3.4%	2.7%	1.3%

Net loss	-114.2%	-46.9%	-31.4%

        Revenue.    Revenue decreased by $12.4 million, or 31%, to $27.7 million in 2001, from $40.0 million in 2000. The decrease in revenue was primarily a result of a worldwide economic slowdown and weakness in demand for the Company's legacy ATM products. Two of our key products, Click to Meet™ and the Multi Conferencing Unit ("MCU") accounted for 30% and 37% of our overall revenue for the years ended December 31, 2001 and 2000, respectively. Revenue from enterprise customers during the year ended December 31, 2001 declined by $11.5 million, to $19.6 million, from $31.1 million in 2000, principally due to lower sales of the Company's legacy ATM products. Revenue decreased by $5.7 million, or 12%, to $40.0 million in 2000, from $45.7 million in 1999. Revenue from enterprise customers during the year ended December 31, 2000 declined by $6.3 million, to $31.1 million, principally due to lower sales of the Company's legacy ATM products. This decline was partially offset by an increase in revenue from service providers to $8.9 million in 2000, compared to $8.3 million in 1999. This increase was the result of action taken by the Company in 2002 to establish service providers as a meaningful channel for sales of the Company's products.

        Gross Profit.    Gross profit consists of revenue less the cost of revenue, which includes the costs associated with the purchase of components from outside manufacturers or the manufacture of the Company's products by outside manufacturers and related costs of freight, charges related to inventory obsolescence, royalty, warranty and customer support costs, which were expensed in the period incurred.

        For the year ended December 31, 2001, gross profit decreased by $10.1 million to $7.1 million, or 26% of revenue, compared to $17.2 million, or 43% of revenue, in the previous year. The decrease was primarily attributed to a decrease in revenue and the effect of a $7.3 million charge associated with inventory valuation adjustments for legacy inventory. Excluding this charge related to inventory, gross profit increased, as a percentage of revenue, from 45% in 2000 to 50% in 2001. For the year ending December 31, 2000, gross profit increased by $0.3 million to $17.2 million, or 43% of revenue, compared to $16.8 million, or 37% of revenue, in 1999. In the year ended December 31, 2000, the Company recorded charges to cost of revenue totaling $2.3 million related to inventory valuation adjustments for certain products. Excluding this charge of $2.3 million from the 2000 results, gross profit was $19.5 million.

        Research and development.    Research and development expense consisted primarily of personnel costs, cost of contractors and outside consultants, supplies and material expenses, equipment depreciation and overhead costs. Research and development expense increased slightly to $12.6 million in 2001, a slight increase in the $12.5 million recorded in 2000. Research and development expense increased to $12.5 million in 2000, an increase of 23% over the $10.2 million recorded in 1999. The increases in absolute dollars were principally due to the hiring of additional engineers and consultants for product development, including the start up of a new software development organization in Hyderabad, India in the third quarter of 2000, and activities associated with the Company's Click to Meet™ product introduced in February 2000. As a percentage of total revenue, research and development expense increased to 45% in 2001, from 31% in 2000 and 22% in 1999. The increase in research and development expense as a percentage of revenue was due to relatively lower sales compared to fixed research and development expense.

        Sales and marketing.    Sales and marketing expense includes personnel and related overhead costs for sales and marketing, costs of outside contractors, advertising, trade shows and other marketing and promotional expenses. Sales and marketing expense decreased 8% in 2001, to $11.6 million, from $12.5 million in 2000. The decrease was due to the reduction in advertising, tradeshow and other marketing and promotional expenses. Sales and marketing expenses increased 35% in 2000, to $12.5 million, from $9.3 million in 1999. The increase in absolute dollars in 2000 over 1999 was the result of the expansion of the Company's sales and marketing infrastructure, as well as higher marketing costs associated with advertising and promotional activities, and higher selling costs in 2000 versus 1999. As a percentage of total revenue, sales and marketing expense increased to 42% in 2001, compared to 31% in 2000 and 20% in 1999. The increase in sales and marketing expense as a percentage of revenue in 2001 compared to 2000, and 2000 compared to 1999, reflected expense increases that exceeded the rate of revenue growth, including spending associated with sales and marketing activities in international markets.

        General and administrative.    General and administrative expense includes personnel and related overhead costs for finance, human resources, information technology, product operations and general management. General and administrative expense increased 9% in 2001, to $13.0 million, from $12.0 million in 2000. The increase was due to the $0.9 million of bad debt expense and $0.2 million of professional fees related to the Company's agreement with PictureTel. General and administrative expense decreased 3% in 2000, to $12.0 million, from $12.3 million in 1999. The decrease was due to $0.3 million of reduction of non-cash compensation charges relating to the Company's employee stock plans. As a percentage of total revenue, general and administrative expense increased to 47% in 2001, compared to 30% in 2000 and 27% in 1999. The increase in general and administrative expense as a percentage of revenue in 2001 compared to 2000, and 2000 compared to 1999, reflected the fixed nature of the expense while revenue deteriorated in both 2000 and 2001.

        Acquisition and other non-recurring costs, net.    The $2.5 million of one time charges in 2001 included $0.3 million of in-process research and development costs as a result of the acquisition of CUseeMe Networks, $1.1 million of impairment of goodwill associated with the 1998 acquisition of ICAST Corporation and $1.1 million of costs associated with the reductions in workforce during the year ended December 31, 2001.

        Other income (expense), net.    Other income (expense), net consists primarily of interest expense relating to the Company's credit facilities and long-term debt, offset in part by interest income earned on short term investments and cash balances. Other income, net totaled $0.7 million in 2001, $1.2 million in 2000 and $0.6 million in 1999. The decrease in other income, net in 2001 from 2000 was primarily the result of lower interest rates and a lower average cash balance in 2001 compared to 2000. The increase in other income, net in 2000 from 1999 was primarily the result of interest income from the higher average cash balances in 2000 compared to 1999.

        Income taxes.    As of December 31, 2001, the Company had net operating loss carryforwards of approximately $110 million and $27 million for federal and state tax purposes, respectively, available to reduce future taxable income. These carry-forwards, if not utilized to offset future taxable income, will expire at various dates beginning in 2013. In addition, under the Tax Reform Act of 1986, the amount of the benefit from net operating losses that can be carried forward may be limited in certain circumstances, including, but not limited to, a cumulative stock ownership change of more than 50% over a three year period, as defined. No benefit has been recorded for income taxes for any of the periods presented as the Company believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it will not be able to realize the benefit of these net operating losses. Thus, a full valuation reserve has been recorded. Please see Note 8 of notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception until the completion of its initial public offering in May 1998, the Company financed its operations primarily through private and public placements of equity securities and to a lesser extent through certain credit facilities. As of December 31, 2001, the Company had cash, cash equivalents and short-term investments of $9.4 million and working capital of $8.4 million.

        On March 29, 2002, the Company entered into a binding agreement to sell common stock and warrants to purchase common stock to investors in a private placement for aggregate proceeds of approximately $4.8 million. The closing is expected to occur on or about April 10, 2002. Pursuant to the terms of the agreement, the company will issue 6,686,000 shares of Common Stock at $0.72 per share and warrants to purchase 3,343,000 shares of common stock at an exercise price of $1.01 per share. The warrants are exercisable for five years, commencing six months from the closing date. The investors in the financing included Special Situations Fund, as well as Mr. Ungermann and Dr. Gaut, both members of the Company's Board of Directors.

        The Company has experienced significant net operating losses from inception. In 2001, the Company incurred net losses of $31.6 million and used $20.7 million of cash in its operating activities. Management currently expects that operating losses and negative cash flows will continue for the foreseeable future. In 2001, the Company decreased the size of its workforce by 26% and instituted measures to control discretionary spending. Management currently believes that the Company's existing cash and investments, together with the funds provided pursuant to the stock purchase agreement and line of credit described above are adequate to fund the Company's operations through December 31, 2002. However, the Company's cash requirements depend on several factors, including the rate of market acceptance of its products and services, the ability to expand and retain its customer base and other factors. If the Company fails to achieve its planned revenue or expense targets, management believes that it has the plans, intent and ability to curtail capital and operating spending to ensure that cash and investments will be sufficient to meet the Company's cash requirements through December 31, 2002.

        On June 8, 2000, the Company issued 27,437 shares of Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement to Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $27,437,000. The Preferred Stock is currently convertible into 3,616,778 shares of Common Stock of the Company, as adjusted in May 2001. The Company also issued a five-year warrant to Vulcan, which is currently exercisable to purchase up to 892,591 shares of Common Stock at $6.67 per share, as adjusted in May 2001. On the date of issuance, the warrant had an approximate fair market value of $3,700,000 determined using the Black-Scholes pricing model. The warrant provides anti-dilution protection to Vulcan, including protection in the event the Company issues additional shares of Common Stock at a price less than $7.00 per share, subject to certain exceptions. After fees and expenses, the net proceeds of this issuance of Preferred Stock was $24.2 million. The Company has used cash in its operating activities primarily to fund losses incurred through December 31, 2001 and to finance its working capital needs.

        Cash used in operating activities totaled $20.7 million in 2001, primarily consisting of $31.6 million from a net loss adjusted for non-cash items, and an increase of $3.6 million in inventory, a decrease of $1.9 million in accounts payable, and $3.2 million in accrued liabilities, partially offset by a decrease of $3.6 million in accounts receivable, $0.6 million other current assets and an increase of $1.8 million in deferred revenue. Cash used in operating activities totaled $10.6 million in 2000, reflecting the net loss of $18.8 million and an increase in accounts payable of $1.8 million, offset in part by reductions of $1.2 million in inventory, $2.3 million in other current assets, and $3.6 million in accounts receivable.

        Cash provided in investment activities totaled $19.5 million in 2001, primarily due to $14.4 million of net sales of short-term investments and $6.6 million of cash acquired in the acquisition of CUseeMe Networks, Inc., which was partially offset by $1.4 million of cash used in the acquisition of property and equipment. Cash used in investment activities totaled $10.1 million in 2000, primarily due to purchases of short-term investments of $9.0 million and the acquisition of property and equipment of $1.3 million. Capital expenditures declined from $2.0 million in 1999 to $1.3 million in 2000 and increased slightly to $1.4 million in 2001, and consisted of purchases of computers and related equipment, furniture and fixtures necessary to support the Company's growth.

        Cash provided by financing activities was $1.0 million in 2001, primarily resulting from the proceeds from the issuance of common stock due to the exercise of stock options and sale of common stock through the Company's Employee Stock Purchase Plan. Cash provided by financing activities was $27.0 million in 2000, and consisted principally of $27.4 million in proceeds from the issuance of preferred stock and $3.0 million from the issuance of Common Stock.

        The Company's future contractual obligations and other commitments are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Lease Obligations	$36,000	$36,000	—	—	—
Operating Leases	12,593,000	1,899,000	$3,192,000	$3,196,000	$4,306,000
Unconditional Purchase Obligations	92,000	92,000	—	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$12,721,000	$2,027,000	$3,192,000	$3,196,000	$4,306,000

        As of December 31, 2001, we had recorded accrued liabilities of $5.6 million, including $1.4 million of personnel related expenses, $1.1 million of merger related expenses, $0.8 million of legal and professional related expenses, $0.4 million of marketing related expenses, and $1.9 million of other expenses. We also recorded $3.3 million of accounts payable, as of December 31, 2001. In addition, a 10-year lease agreement in 1999 for our principal executive office space in Santa Clara, California that commits us to pay on average $150,000 per month for the duration of the lease.

        In order to aggressively pursue business opportunities, the Company may be required to seek equity investments from existing or potential strategic partners in the future. Should the Company sell additional equity, the sale may result in dilution to the Company's current stockholders. Should the Company be unsuccessful in its efforts to raise equity from strategic partners, it may seek additional capital from the public and/or private equity markets that will likely result in dilution of the Company's current stockholders. There can be no assurance that any financing will be available at acceptable terms or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        As of December 31, 2001, the Company held a total of $9.4 million of cash, cash equivalents and short-term investments. These securities, which consist primarily of corporate medium term notes and other corporate debt, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels as of December 31, 2001, the decline in fair value of the portfolio would not be material.

        The Company transacts substantially all of its operations in United States dollars and therefore is not subject to fluctuations in foreign exchange rates. Accordingly, the Company currently does not use derivative financial instruments. The Company has no fixed rate obligations except for capitalized leases of approximately $36,000. To the extent that the Company utilizes its line of credit from Mr. Ungermann or other sources, it will be exposed to short term interest rate risk. However, as of March 30, 2002, the Company has no short term debt and is not currently subject to an adverse material impact from changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Company's Consolidated Financial Statements and Notes thereto appear beginning at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There has been no change in or disagreement with the Company's independent accountants during the three most recent fiscal years.

PART III

        Certain information required in Part III of this Report is incorporated by reference to the Company's proxy statement (the "Proxy Statement") for the Company's 2002 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC in accordance with Regulation 14A under the Exchange Act no later than April 30, 2002.

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

1.    Financial Statements

        The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

2.    Financial Statement Schedules

Report of Independent Accountants	S-1
Schedule II—Valuation and Qualifying Accounts	S-2

        Schedules other than the one listed above have been omitted because the information required to be set forth therein is not applicable or is included in the financial statements or notes thereto, or the amount are immaterial.

3. Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of March 22, 2001, by and among First Virtual Communications, Inc., FVC Acquisition Corp. and CUseeMe Networks, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (2)
3.2	Certificate of Ownership and Merger, effective August 3, 1998 (3)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (5)
3.4	Amended Bylaws of the Registrant (2)
3.5	Certificate of Ownership and Merger, effective February 5, 2001 (10)
3.6	Certificate of Amendment of Restated Certificate of Incorporation filed on June 19, 2001 (10)
4.1	Specimen Common Stock Certificate (3)
4.2	Specimen Series A Convertible Preferred Stock Certificate (5)
4.3	Warrant to purchase 2,614,377 shares of the Company's Common Stock, dated May 17, 2001, issued by the Company to PictureTel Corporation (11)
4.4	Warrant to purchase 850,000 shares of the Company's Common Stock, dated June 8, 2000 issued by the Company to Vulcan Ventures Incorporated (5)
4.5	Warrant to purchase 18,750 shares of the Company's Common Stock, dated April 30, 1997 issued by the Company to Silicon Valley Bank (1)
*10.1	1997 Equity Incentive Plan (6)
*10.4	1997 Employee Stock Purchase Plan (2)
*10.5	Form of 1997 Employee Stock Purchase Plan Offering (2)
*10.6	1997 Non-Employee Directors' Stock Option Plan (6)
*10.8	Executive Officers' Change of Control Plan (4)
*10.9	Non-Employee Directors' Change of Control Plan (4)
*10.10	1999 Equity Incentive Plan (6)
*10.12	Form of Indemnification Agreement between the Registrant and its directors and executive officers (2)
10.14	Lease Agreement between the Registrant and John Arrillaga, or his successor Trustee, UTA 7/20/77, dated July 19, 1995 (the "Lease Agreement") (2)
10.15	Amendment No. 1 to the Lease Agreement, dated November 7, 1997 (2)
10.16	Amendment No. 4 to the Lease Agreement, dated February 4, 1999 (4)
10.17	Master Lease Agreement between the Registrant and Comdisco, Inc. ("Comdisco"), dated April 30, 1997 (2)
10.18	Subordinated Loan and Security Agreement between the Registrant and Comdisco, dated April 30, 1997 (2)
10.19	Development and License Agreement between the Registrant and Advanced Telecommunications Modules Limited, dated February 25, 1994, as amended (2)

10.20	Technology Licensing Agreement between IBM Corporation and the Registrant, dated October 16, 1997 (2)
10.21	Warrant issued to SVB, dated April 11, 1997 (2)
10.22	Subordinated Loan and Security Agreement between the Registrant and Comdisco, dated October 23, 1997 (2)
10.23	Lease Agreement between the Registrant and John Arrillaga, or his successor Trustee, UTA 7/20/77, dated November 7, 1997 (2)
10.24	Letter Agreement between IBM Corporation and the Registrant, dated February 8, 1998 (2)
10.25	Second Amended and Restated Promissory Note, dated April 21, 2000, issued in favor of the Registrant by Allwyn Sequeira. (9)
10.26	Letter Agreement between Registrant and Allwyn Sequiera, dated October 10, 2000. (9)
10.27	Stock Purchase Agreement, dated June 8, 2000, between the Company and Vulcan Ventures Incorporated (5)
10.28	Registration Rights Agreement, dated June 8, 2000, between the Company and Vulcan Ventures Incorporated (5)
**10.29	Video Services Agreement dated May 8, 2000, between the Company and Qwest Communications Corporation (5)
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)

Notes to Exhibits

*
Management contract or compensatory plan or arrangement.

**
Confidential Treatment has been granted with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)
Filed as an exhibit to the Company's Current Report on Form 8-K dated April 4, 2001 (File No. 000-23305).

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

(9)
Filed as an exhibit to the Company's Annual Report on Form 10-K filed on April 2, 2001 (File No. 000-23305).

(10)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on September 15, 2001 (File No. 000-23305).

(11)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on November 14, 2001 (File No. 000- 23305).

  (b)    Reports on Form 8-K:

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 1st day of April 2002.

FIRST VIRTUAL COMMUNICATIONS, INC.,
By:	/s/ KILLKO CABALLERO Killko Caballero President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ralph K. Ungermann and Timothy A. Rogers, his attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all such attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RALPH UNGERMANN Ralph Ungermann	Executive Chairman of the Board of Directors	April 1, 2002
/s/ KILLKO CABALLERO Killko Caballero	President and Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2002
/s/ TIMOTHY A. ROGERS Timothy A. Rogers	Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2002
/s/ EDWARD HARRIS Edward Harris	Director	April 1, 2002
/s/ NORMAN E. GAUT Norman E. Gaut	Director	April 1, 2002
/s/ ROBERT WILMOT Robert Wilmot	Director	April 1, 2002
Jonathan Morgan	Director
/s/ ADAM STETTNER Adam Stettner	Director	April 1, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of First Virtual Communications, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 30, present fairly, in all material respects, the financial position of First Virtual Communications Inc. (formerly FVC.COM, Inc.), and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
January 30, 2002, except for Note 13,
which is as of March 29, 2002

FIRST VIRTUAL COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$6,946	$7,077
Short-term investments	2,438	16,851
Accounts receivable, net of allowances of $2,509 and $1,012	6,365	9,937
Inventory	3,188	6,912
Prepaids and other current assets	1,227	871

Total current assets	20,164	41,648
Property and equipment, net	3,183	2,815
Other assets	322	584
Intangible assets, net	14,489	1,894

Total Assets	$38,158	$46,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$36	$80
Accounts payable	3,268	5,122
Accrued liabilities	5,561	3,574
Deferred revenue	2,936	1,143

Total current liabilities	11,801	9,919
Long-term debt, net of current portion	—	39
Commitments and contingencies (See Notes 9 and 12)
Minority interest in consolidated subsidiaries	—	253
Stockholders' equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; 27,437,000 shares issued and outstanding at December 31, 2001	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 33,327,995 and 17,334,189 shares issued and outstanding, respectively	33	17
Additional paid-in capital	113,437	92,168
Accumulated other comprehensive income	153	210
Accumulated deficit	(87,266)	(55,665)

Total stockholders' equity	26,357	36,730

	$38,158	$46,941

The accompanying notes are an integral part of these consolidated financial statements.

FIRST VIRTUAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2001	2000	1999
Product Revenue	$22,413	$38,145	$44,131
Support Revenue	5,248	1,866	1,569

Total Revenue	27,661	40,011	45,700
Cost of revenue	20,550	22,831	28,851

Gross profit	7,111	17,180	16,849

Operating expense:
Research and development	12,573	12,517	10,170
Sales and marketing	11,565	12,533	9,310
General and administrative	13,045	11,974	12,323
Acquisition and other non-recurring charges	2,468	—	—

Total operating expense	39,651	37,024	31,803

Operating loss	(32,540)	(19,844)	(14,954)
Other income, net	665	1,187	646
Minority interest in consolidated subsidiaries	274	(130)	(20)

Net loss	$(31,601)	$(18,787)	$(14,328)

Basic and diluted net loss per share	$(1.26)	$(1.09)	$(0.87)
Shares used to compute basic and diluted net loss per share	25,156	17,205	16,433

The accompanying notes are an integral part of these consolidated financial statements.

FIRST VIRTUAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-in Capital	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	—	—	16,389,007	$16	$61,649	$(502)	—	$(22,550)	$38,613
Issuance of common stock under stock option plans and related benefits			409,494	1	2,090	—		—	2,091
Issuance of common stock, net			34,021	—	491	181		—	672
Issuance of warrants for business acquisition			—	—	292	—		—	292
Stock compensation charges			—	—	493	—		—	493
Cumulative translation adjustment	—	—	—	—	—	—	$(21)	—	(21)
Net loss	—	—	—	—	—	—		(14,328)	(14,328)

Balance at December 31, 1999	—	—	16,832,522	17	65,015	(321)	(21)	(36,878)	27,812
Issuance of Series A Preferred Stock	27,437	—	—	—	24,282				24,282
Issuance of common stock under stock option plans and related benefits	—	—	564,143	—	2,952	—	—	—	2,952
Issuance (repurchase) of common stock, net	—		(62,476)	—	(145)	118	—	—	(27)
Repayment of notes by stockholders			—	—	(203)	203			—
Stock compensation charges					267				267
Cumulative translation adjustment							231		231
Net loss								(18,787)	(18,787)

Balance at December 31, 2000	27,437	—	17,334,189	17	92,168	—	210	(55,665)	36,730
Common shares issued in conjunction with the acquisition of CuseeMe Networks, Inc.	—	—	15,599,390	16	20,175	—	—	—	20,191
Issuance of common stock under stock purchase plans	—	—	386,696	—	1,024	—	—	—	1,024
Exercise of common stock options	—	—	7,720	—	47	—	—	—	47
Charges for stock compensation	—	—	—	—	23	—	—	—	23
Accumulated other income (loss)	—	—	—	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	—	—	—	(31,601)	(31,601)

Balance at December 31, 2001	27,437	$—	33,327,995	$33	$113,437	$—	$153	$(87,266)	$26,357

The accompanying notes are an integral part of these consolidated financial statements.

FIRST VIRTUAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(31,601)	$(18,787)	$(14,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,890	2,156	2,118
Provision for doubtful accounts	912	524	1,202
Stock compensation	115	267	493
Acquired in-process research and development	276	—	—
Provision for inventory	7,347	—	4,200
Impairment of ICAST	1,083	—	—
Loss on disposal of fixed assets	217	—	—
Other	(259)	161	305
Changes in assets and liabilities net of effects of acquisitions
Accounts receivable	3,642	3,605	(3,546)
Inventory	(3,570)	1,192	(6,751)
Prepaid expenses and other assets	639	2,259	(1,144)
Accounts payable	(1,924)	(1,846)	1,923
Accrued liabilities	(3,226)	451	1,186
Deferred revenue	1,793	(602)	(2,160)

Net cash used in operating activities	(20,666)	(10,620)	(16,502)

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(750)
Acquisition of property and equipment	(1,416)	(1,371)	(2,000)
Sale/(Purchase) of short-term investments, net	14,362	(9,027)	8,609
Repayment of shareholder notes receivable	—	321	181
Cash Acquired in acquisition of CUseeMe Networks, Inc.	6,601	—	—

Net cash provided by (used in) investing activities	19,547	(10,077)	6,040

Cash flows from financing activities:
Repayment of long-term debt and notes payable	—	—	(1,300)
Proceeds from issuance of stock, net	1,071	26,886	2,581
Repayment of capital lease obligations	(83)	(109)	(137)

Net cash provided by financing activities	988	26,777	1,144

Net (decrease) increase in cash and cash equivalents	(131)	6,080	(9,318)
Cash and cash equivalents at beginning of period	7,077	997	10,315

Cash and cash equivalents at end of period	6,946	7,077	997

Supplemental cash flow information:
Cash paid for interest	$32	$32	$54
Issuance of options and warrants to third parties	593	593	70
Common stock issued and options and warrants issued or assumed in connection with acquisitions	20,190	—	292

The accompanying notes are an integral part of these consolidated financial statements.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES.

THE COMPANY

        First Virtual Communications, Inc. (the "Company") was incorporated in California under the name First Virtual Corporation in October 1993 and subsequently reincorporated in Delaware in December 1997. In July 1998, the Company changed its name to FVC.COM, Inc., and on February 5, 2001 the Company changed its name to First Virtual Communications, Inc. The Company develops and markets rich media Web conferencing and collaboration solutions for telecommunications service providers, enterprises and government agencies. The Company sells its products worldwide through original equipment manufacturers ("OEM partners"), distributors and resellers.

        On June 19, 2001, the Company and CUseeMe Networks, Inc. ("CUseeMe Networks") completed a merger, pursuant to which CUseeMe Networks became a wholly owned subsidiary of the Company. CUseeMe Networks provided innovative software-based solutions to enable voice, video, and data collaboration over IP-based networks. CUseeMe Networks specialized in delivering a solution that was both centrally managed and centrally deployed, enabling large-scale deployments of rich media collaboration to enterprise desktops. As a result of the merger, the Company is able to provide a broad range of integrated rich media Web conferencing solutions that run seamlessly across multiple network types to enterprise customers and service providers worldwide.

        The Company has one reporting segment based on its management structure.

LIQUIDITY

        Subsequent to year end, the Company signed a definitive binding agreement to sell common stock and warrants to purchase common stock to investors in a private placement for aggregate proceeds of approximately $4.8 million (see Note 13). The closing is expected to occur on or about April 10, 2002.

        The Company has experienced significant net operating losses from inception. In 2001, the Company incurred net losses of $31.6 million and used $20.7 million of cash in its operating activities. Management currently expects that operating losses and negative cash flows will continue for the forseeable future. In 2001, the Company decreased the size of its workforce by 26% and instituted measures to control discretionary expenditures. The Company believes that existing cash and investments together with the cash from the financing (see Note 13) will be adequate to fund its operations through December 31, 2002. However, the Company's cash requirements depend on several factors, including the rate of market acceptance of its products and services, the ability to expand and retain its customer base and other factors. If the Company fails to achieve its planned revenue or expense targets, management believes that it has the plans, intent and the ability to curtail capital and operating spending to ensure that cash and investments will be sufficient to meet the Company's cash requirements through December 31, 2002.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities of which the Company owns between 20% and 50% and on which the Company has the ability to exercise significant influence but not control are accounted for under the equity method. The Company owns, directly or indirectly, 100% of all affiliates, except for the Company's distributor in the United Kingdom, where it owns 52%.

        Minority interest reflects the interest of minority shareholders in the operating results of consolidated subsidiaries.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The Company considers all highly liquid investment with a maturity of three months or less when purchased to be cash equivalents and those with maturities greater than three months are considered short-term investments. The Company has classified all short-term investments as available for sale.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This estimate is based on historical experience, current conditions, trends in the industry and other business factors. In the year ended December 31, 2001, the Company recorded a provision for bad debt in the amount of $912,000. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORY

        Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. During the year ended December 31, 2001, the Company recorded inventory related charges of $7.3 million. During the years ended December 31, 2000 and 1999, the Company recorded inventory related charges of $2.3 million and $5 million, respectively. The majority of these charges related to the write down of inventories for certain excess and obsolete products and to record physical inventory adjustments. The charge has been included in cost of revenue.

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

GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

        Goodwill, representing the excess of purchase price and acquisition costs over the fair value of net assets of businesses acquired, and other purchased intangibles are amortized on a straight-line basis over the estimated economic life of five years. Amortization expense relating to goodwill and other intangible assets was $2.3 million for 2001 and $720,000 for 2000.

IMPAIRMENT OF LONG-TERM ASSETS

        The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-term assets, including intangible assets, may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-term assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of future cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. As discussed in Note 7, the Company recorded $1.1 million of impairment losses related to goodwill and other intangible assets during the year ended December 31, 2001

REVENUE RECOGNITION

        The Company's revenue is derived from primarily two sources (i) product revenue, which includes software license and hardware revenue and (ii) services and support revenue which includes software license maintenance and support, training and consulting revenue.

        The Company licenses its software products under perpetual licenses. The Company sells its products and services via its direct sales force, through domestic and foreign distributors and via the Internet.

        The Company applies the provisions of Statement of Position 97-2, "Software Revenue Recognition," to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the Company applies the provisions of SEC Staff Accounting Bulletin 101, "Revenue Recognition."

        Product revenue from the license of the Company's software products and sale of hardware products where the software is and is not incidental is recognized when persuasive evidence of an arrangement exists, the product has been delivered and title has transferred, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Maintenance and support revenue for providing product updates and customer support is deferred and recognized ratably over the service period. Training and consulting revenue is recognized as services are performed and billable according to the terms of the service arrangement.

        For all sales except those completed via the Internet, the Company uses either a binding purchase order or other signed agreement as evidence of an arrangement. For sales over the Internet, the Company uses a credit card authorization as evidence of an arrangement. Sales through distributors are evidenced by a master agreement governing the relationship with or without binding purchase orders on a transaction by transaction basis.

        Fees due under an arrangement are generally deemed not to be fixed and determinable if a significant portion of the fee is due beyond the Company's normal payment terms which are 30 to 90 days from the date of invoice. In these cases, revenue is not recognized until the fees become due. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

        For arrangements with multiple obligations (e.g. undelivered maintenance and support bundled with perpetual licenses), the Company allocates revenue to each component of the arrangement using the residual value method based on evidence of the fair value of the undelivered elements, which is specific to the Company. The vendor specific objective evidence of fair values for the ongoing maintenance and support obligations are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, is based upon separate sales of these services.

        Revenue from sales to certain of the Company's resellers are subject to agreements allowing rights of return and price protection. In such cases, the Company provides reserves for estimated future returns and credits for price protection upon revenue recognition. Such reserves are estimated based on historical rates of return and allowances, reseller inventory levels, the Company's estimates of expected sell through by resellers and other related factors. Actual results could differ from these estimates. In the event of inability to estimate returns from any reseller, the Company defers revenue recognition until the reseller has sold through the products. Advance payments received from customers and gross margin deferred with respect to sales for which revenues have not been recorded are recorded as deferred revenue.

        A provision is made upon revenue recognition for the estimated cost to repair or replace products under warranty arrangements. The Company provides a limited amount of telephone technical support to customers. These activities are generally considered insignificant customer support obligations and related costs are accrued upon revenue recognition.

FOREIGN CURRENCY TRANSLATION

        The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars from local currencies at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders' equity. Non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. The resulting gain (loss) is included in other income.

SOFTWARE DEVELOPMENT COSTS

        Software development costs incurred prior to the establishment of technological feasibility are included in research and development expense and are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs have been expensed as incurred.

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

EARNINGS PER SHARE

        Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, such as shares of unvested restricted common stock. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. As a result of the losses incurred by the Company during 2001, 2000, and 1999, all potential common shares were anti-dilutive and excluded from the diluted net loss per share calculations.

        The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive:

	December 31,
	2001	2000	1999
	(in thousands)
Unvested restricted common stock	—	4	56
Series A Convertible Preferred stock	27	27	—
Stock purchase warrants	3,546	1,016	307
Stock options	10,136	6,594	4,729

        Unvested restricted common stock represents stock that has been issued but which is subject to repurchase to the extent the holder does not remain associated with the Company until such shares are vested.

CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC DISTRIBUTION OF REVENUE

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company invests its excess cash in a variety of financial instruments, such as corporate medium-term notes and other corporate debt. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer, and restricts the placement of funds to financial institutions evaluated as highly credit-worthy. The Company sells its products to original equipment manufacturers, distributors, value-added resellers and end-user customers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company provides an allowance for uncollectible accounts receivable based upon the expected collectibility of such receivables.

        In 2001, 2000 and 1999 revenue from one customer represented 10%, 9% and 29%, respectively, of total revenue, and a second customer represented 10% of total revenue in 1999.

        The following table summarizes the percentage of total revenue by geographic area based on the destination of the related shipments:

	Year Ended December 31,
	2001	2000	1999
United States	79%	88%	86%
Asia	4%	7%	5%
Europe	17%	5%	9%

Total	100%	100%	100%

        At December 31, 2001 and 2000, outstanding receivables from one customer represented 15% and 13%, respectively, of accounts receivable.

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

        Components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	December 31,
	2001	2000	1999
Foreign currency translation	$204	$210	$(21)
Unrealized (loss) gain on marketable securities, net of income taxes	(51)	—	—

	$153	$210	$(21)

        The following table represents the calculation of comprehensive income (loss) as required by FAS 130. The components of comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Net loss	$(31,601)	$(18,787)	$(14,328)
Cumulative translation adjustment	(6)	231	(21)
Unrealized gain (loss) on marketable securities, net of income taxes	(51)	—	—

Total comprehensive (loss)	$(31,658)	$(18,556)	$(14,349)

RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS 141 requires that all business combinations be accounted for under the purchase method and establishes criteria for the separate recognition of intangible assets acquired in a business combination. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. SFAS 141 is applicable to all business combinations initiated subsequent to June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. The Company is evaluating the impact that SFAS 141 and 142 will have on the balance sheet and statement of operations. Upon adoption of SFAS No. 142, the Company will reclassify workforce related intangible of $1.4 million to goodwill and stop amortizing goodwill. In 2002, the Company will cease to amortize approximately $6.9 million of goodwill and $1.4 million of intangible assets related to the assembled work force in connection with the CUseeMe acquisition. The Company recorded approximately $1.3 million of amortization on goodwill and intangible assets related to assembled workforce during 2001 and would have recorded approximately $2.1 million of amortization during 2002.

        On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years commencing after December 15, 2001. SFAS No. 144 is not expected to have a material impact on the Company's operations.

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

NOTE 2—ACQUISITION OF BUSINESSES

        In May 1999, the Company acquired a controlling interest in a United Kingdom based entity, which has been a distributor of the Company's products in the United Kingdom and the Middle East. The Company acquired 52% of the outstanding stock of a newly incorporated holding company that owns 100% of the shares of this entity, in exchange for a cash payment of $750,000. The transaction was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. Goodwill of $360,000 arising from the acquisition is being amortized over its estimated useful life of five years.

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

Acquisition of CUseeMe Networks, Inc.

        On June 19, 2001, the Company completed its acquisition of CUseeMe Networks, Inc. (CUseeMe), a provider of innovative software solutions that enable voice and visual communications over IP-based networks. The acquisition was accounted for using the purchase method of accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in the Company's condensed consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of the Company and CUseeMe.

        The Company acquired CUseeMe, in a stock-for-stock acquisition, for a total consideration of $22.7 million, including direct acquisition costs of $2.5 million for legal, consulting and accounting fees. The Company exchanged options to purchase 4,109,888 shares of CUseeMe's common stock, for which the Black-Scholes option-pricing model value of approximately $1.6 million was included in the purchase price.

        The Company engaged an independent appraiser to value the intangible assets. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

(In thousands)
Fair value of tangible assets and liabilities	$6,750
In-process research and development	276
Trademark	661
Current technology	6,161
Assembled workforce	1,505
Deferred stock compensation	1,300
Excess of purchase price over identifiable net assets acquired	6,066

Total	$22,719

        The amounts allocated to current technology, assembled workforce and residual goodwill are being amortized using the straight-line method over their estimated useful lives of 5 years.

        The following unaudited pro forma consolidated amounts give effect to the acquisition of CUseeMe Networks as if it had occurred at the beginning of each of fiscal 2001 and 2000 (in thousands, except per share data):

	Twelve months ended December 31,
	2001	2000
Revenue	$30,033	$52,082
Net loss	$(46,558)	$30,808
Net loss per share	$(1.40)	$(1.04)

        The above pro forma consolidated amounts are not necessarily indicative of the actual results of operations that would have been reported if the acquisition had actually occurred as of the beginning of the periods described above, nor does such information purport to indicate the results of the Company's future operations. In the opinion of management, all adjustments necessary to present fairly such pro forma amounts have been made.

        During the quarter ended June 30, 2001, the Company recorded deferred compensation expense of approximately $91,000 for the difference between the grant or issuance price of unvested common stock options and the fair value of the Company's common stock issued in conjunction with the CUseeMe Networks acquisition. These amounts are being amortized in accordance with Statement of Financial

Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," over the vesting period of the individual stock options.

NOTE 3—SHORT-TERM INVESTMENTS

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

        Marketable securities are comprised as follows (in thousands):

	December 31, 2001	December 31, 2000
Available-for-sale:
Commercial paper	$—	$12,969
Corporate debt	414	—
Corporate medium-term notes	1,850	3,747
Certificate of Deposit	60	135
Equity securities	114	—

	$2,438	$16,851

        As of December 31, 2001, the Company's available for sale securities had contractual maturities of less than one year.

        Available-for-sale securities are comprised as follows at December 31, 2001 and December 31, 2000 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2001
Equity securities	$169	$—	$(55)	$114
Debt securities	2,320	5	(1)	2,324

Total	$2,489	$5	$(56)	$2,438

December 31, 2000
Equity securities	$—	$—	$—	$—
Debt securities	16,851	—	—	16,851

Total	$16,851	$—	$—	$16,851

        The fair values of held-to-maturity debt securities at December 31, 2001 and 2000 approximate cost.

NOTE 4—INVENTORY

        Inventories as of December 31, 2001 and December 31, 2000 were (in thousands):

	December 31, 2001	December 31, 2000
Raw materials	$2,384	$1,553
Finished goods	804	5,359

Total inventory	$3,188	$6,912

        In 2001, the Company recorded an impairment charge to cost of revenue in the amount of $7.3 million, related to excess inventory for certain legacy products. These products included switches, ATM products, VANs and NIC cards. Sale of the Company's legacy products declined significantly during the year and are expected to continue to decline in the future due to changing market demand and the change in the Company's strategic focus towards sales of Click to Meet™ and software MCU products, following the acquisition of CUseeMe.

NOTE 5—BALANCE SHEET COMPONENTS

	December 31,
	2001	2000
	(In thousands)
Prepaid expenses and other current assets
Prepaid expenses	$531	$304
Other receivables	696	567

	$1,227	$871

Property and equipment:
Computers and equipment	$6,681	$4,968
Furniture and fixtures	1,029	1,103
Leasehold improvements	410	269

	8,120	6,340
Less accumulated depreciation and amortization	(4,937)	(3,525)

	$3,183	$2,815

Intangible assets:
Intangible assets (net of accumulated amortization of $954 and $147, respectively)	$7,591	$105
Goodwill (net of accumulated amortization of $1,128 and $1,310, respectively)	6,898	1,789

	$14,489	$1,894

Accrued liabilities:
Accrued employee compensation	$1,370	$2,013
Accrued acquisition related liabilites	1,044	—
Accrued warranty	471	578
Other	2,676	983

	$5,561	$3,574

        As of December 31, 2001 and 2000, property and equipment recorded under capital leases, consisting primarily of computers and equipment, totaled approximately $498,000 and $1,053,000, respectively, with related accumulated depreciation of approximately $498,000 and $991,000, respectively.

NOTE 6—LONG-TERM DEBT

        Long-term debt comprises:

	December 31,
	2001	2002
	(In thousands)
Capitalized lease obligations	$36	$119
Less current portion	(36)	(80)

	$—	$39

NOTE 7—ACQUISITION AND OTHER NON-RECURRING CHARGES, NET

December 31, 2001
(In thousands)
Impairment of investment in ICAST Corporation	$1,083
Workforce reduction	1,109
In-process research and development charges	276

Acquisition and other non-recurring charges, net	$2,468

Impairment of investment in ICAST Corporation

        In August 1998, the Company completed its acquisition of ICAST Corporation ("ICAST"). ICAST developed, marketed and supported software design for Internet and Intranet broadcasting and real-time video, audio and data. The purchase price aggregated approximately $7.6 million.

        As a result of the acquisition of CUseeMe Networks, and based on the Company s future strategic objectives, the Company ceased to invest any further financial or engineering resources into the development of video streaming technology that was originally acquired in the purchase of ICAST, and the Company does not expect any significant future revenue or cash flows from ICAST related products. As a result, the Company incurred an impairment charge of approximately $1.1 million during the year ended December 31, 2001. The impairment charges for intangible assets represent the write-off of the unamortized intangible assets recorded in connection with the acquisition of ICAST. The charges of approximately $1.1 million included: $1.0 million for the goodwill related to the acquisition and $74,000 for the workforce related to the acquisition.

Workforce reduction

        During the year 2001, the Company reduced its workforce by 73 employees. The cost recorded for the layoffs was approximately $1.1 million, which included four to six weeks of severance pay and all earned vacation time for the affected employees.

In-process research and development charges

        In-process research and development charges were incurred in conjunction with the CUseeMe Networks acquisition. See Note 2 for a description of the acquisition.

NOTE 8—INCOME TAXES

        No provision or benefit for income taxes has been recognized for any of the periods presented as the Company has incurred net operating losses for income tax purposes and had no carryback potential.

        Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2001.

        Deferred tax assets (liabilities) consist of the following:

	December 31,
	2001	2000
	(In thousands)
Net operating loss carryforwards	$40,184	$15,415
Tax credits	3,759	2,015
Accruals and reserves	5,504	2,205
Acquired intangibles	(2,893)	—

Total deferred tax assets	46,554	19,635
Less valuation allowance	(46,554)	(19,635)

Net deferred tax assets	$—	$—

        Based on a number of factors, including the lack of a history of profits and the fact that the Company competes in a developing market that is characterized by rapidly changing technology, management believes that the weight of available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets and thus a full valuation allowance has been provided at December 31, 2001 and 2000.

        At December 31, 2001, the Company had net operating loss carry forwards of approximately $110 million and $27 million for federal and state jurisdictions, respectively, available to reduce future taxable income. Approximately $5 million and $48 million of the federal net operating loss carry forwards resulted from the Company's acquisition of ICAST Corporation and CUseeMe Networks, Inc., respectively. The federal net operating loss carry forwards expire from 2013 through 2021 and the state net operating loss carryforwards expire from 2001 through 2005.

        Under the Tax Reform Act of 1986, the amount of the benefit from net operating losses that can be carried forward may be limited in certain circumstances including, but not limited to, a cumulative stock ownership change of more than 50% over a three year period, as defined. As a result of the ownership change that occurred upon the Company's acquisition of ICAST and CUseeMe, the utilization of the net operating loss carry forwards are severely limited.

NOTE 9—COMMITMENTS

LEASES

        The Company leases its office facilities in USA, France, Hong Kong, China and India under noncancelable operating lease agreements that expire from 2002 to 2009. Future minimum lease payments under these leases as of December 31, 2001 are as follows (in thousands):

Operating Leases
Year ending December 31,
2002	$1,899
2003	1,640
2004	1,552
2005	1,574
2006	1,622
Thereafter	4,306

Total minimum lease payments	$12,593

        Rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999, was approximately $1,612,000, $1,233,000 and $1,103,000, respectively.

NOTE 10—CONVERTIBLE PREFERRED STOCK

        On June 8, 2000, the Company issued 27,437 shares of Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement to Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $27,437,000. The Preferred Stock is convertible into 3,616,778 shares of common stock of the Company, as adjusted in May 2001, subject to adjustment for dilution in the event the Company completes an offering of common stock, subject to certain exceptions, at a price less than $7.59 per share, as adjusted in May 2001. The Company also issued a five-year warrant to Vulcan to purchase 892,591 shares of common stock at $6.67 per share, as adjusted in May 2001. On the date of issuance, the warrant had an approximate fair market value of $3,700,000 determined using the Black-Scholes pricing model. The warrant provides anti-dilution protection to Vulcan, including protection in the event the Company issues additional shares of common stock, subject to certain exceptions, at a price less than $7.00 per share. Each share of Preferred Stock has voting rights equal to an equivalent number of shares of common stock into which it is convertible and votes together as one class with the common stock, unless otherwise specified in the Company's Certificate of Incorporation. The holder of the Preferred Stock has dividend rights on parity with the common stock. Each share of Preferred Stock has a liquidation preference of $1,000 per share. The Company must obtain approval from a majority of the holders of the Preferred Stock in order to alter the Certificate of Incorporation if such alteration would adversely affect the Preferred Stock and for certain other matters.

WARRANTS

        In 1997, the Company issued warrants to purchase 60,936 shares of its Series D preferred stock at $8.00 per share in conjunction with certain financing arrangements. The warrants were exercisable immediately and were to expire at various times from 3 to 4.3 years following the closing of the

Company's initial public offering. Upon closing of the initial public offering in May 1998, the warrants converted to warrants to purchase the same number of shares of the Company's common stock at an exercise price of $8.00 per share. As of December 31, 2001 and 2000, no warrants had been exercised. The aggregate value of these warrants was estimated by the Company, using the Black-Scholes model, at approximately $233,000 and was expensed as an additional cost of financing over the term of the related outstanding borrowings.

        During the second quarter ended June 30, 2001, the Company issued warrants to PictureTel Corporation to purchase up to 2,614,377 shares of the common stock of the Company at an exercise price of $0.91 per share and a term of five years. The warrants were issued in connection with the formation of a strategic technology, marketing and distribution alliance with PictureTel Corporation. The warrants vest and become exercisable upon various milestones set by the agreement. As of December 31, 2001, none of the PictureTel Corporation warrants were exercisable in accordance with the agreement. The Company and PictureTel Corporation, which was subsequently acquired by Polycom Corporation, have decided not to further pursue this alliance.

NOTE 11—STOCK PLANS

1997 EQUITY INCENTIVE PLAN

        In October 1997, the Board of Directors and stockholders approved the consolidation and restatement of the Company's 1993 Employee, Consultant and Director Stock Purchase Plan (the "1993 Plan") and the 1996 Stock Option Plans (the "1996 Plans") into the 1997 Equity Incentive Plan (the "1997 Plan") which became effective upon the closing of the Company's initial public offering. The 1997 Plan is intended to serve as the successor equity incentive program to the 1993 Plan and the 1996 Plans (the "Predecessor Plans"). Outstanding options and stock purchase awards under the Predecessor Plans were incorporated into the 1997 Plan upon effectiveness of the initial public offering. The incorporated options and stock purchase awards will continue to be governed by their existing terms which are essentially the same as similar awards granted under the 1997 Plan described below. Under the 1997 Plan, as amended, an aggregate of 5,875,000 shares of common stock are authorized to be issued pursuant to stock awards. As of December 31, 2001, 1,263,220 shares of common stock pursuant to awards under the 1997 Plan are available for future grant.

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

        Restricted stock purchase awards under the 1997 Plan are to be issued at a price not less than 85% of the fair market value of the stock on the date of grant. Restricted stock purchase awards may be accompanied by a repurchase option in favor of the Company in accordance with a vesting schedule and at a price determined by the Board of Directors. Shares subject to stock awards that have expired or otherwise terminated shall again become available for the grant of awards under the 1997 Plan, including shares subject to currently outstanding options and restricted stock issued under the 1993 Plan and the 1996 Plans. As of December 31, 2001 and 2000, a total of 0 and 3,699, respectively, of unvested shares of common stock were outstanding subject to repurchase by the Company at a repurchase price equal to the original issuance price of such shares.

1999 EQUITY INCENTIVE PLAN

        In April 1999, the Board of Directors approved the 1999 Equity Incentive Plan (the "1999 Plan"). Under the 1999 Plan, as amended through January 2001, an aggregate of 6,000,000 shares of common stock are authorized to be issued pursuant to stock awards. As of December 31, 2001, 3,031,926 shares of common stock pursuant to awards under the 1999 Plan are available for future grant.

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

        Restricted stock purchase awards under the 1999 Plan are to be issued at a price determined by the Board of Directors. Restricted stock purchase awards may be accompanied by a repurchase option in favor of the Company in accordance with a vesting schedule and at a price determined by the Board of Directors. Shares subject to stock awards that have expired or otherwise terminated shall again become available for the grant of awards under the 1999 Plan. As of December 31, 2001, no unvested shares of common stock were subject to repurchase by the Company under the plan.

1997 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

        In September 1997, the Company's Board of Directors approved the 1997 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, 700,000 shares of the company's common stock are reserved for issuance thereunder. As of December 31, 2001, 369,364 shares of common stock pursuant to awards under the Directors' Plan were available for future grant.

        The Directors' Plan provides for the grant of options to purchase 30,000 shares of common stock to each director who is not also an employee of the Company (a "Non-Employee Director") upon initial election to the Board of Directors and subsequent automatic grants of options to purchase 10,000 shares of common stock on each anniversary of a previous grant. In March 2001, the Board of Directors authorized and the shareholders subsequently approved the issuance under the Directors' Plan of 10,000 shares annually to each Non-Employee Director for service on each committee of the Board, including the Audit, Compensation and Nominating Committees. The options vest over a five-year period commencing on the date of grant, with 10% of the shares vesting six months following the date of grant and the remaining 90% vesting on a daily ratable basis thereafter.

        In July 2001, the Board of Directors authorized, subject to stockholder approval, an amendment to the Directors' Plan to provide for (i) an increase in the initial and annual grants to Non-Employee Directors under the plan to 40,000 shares of Common Stock; (ii) an increase in the initial and annual grants to 15,000 shares of Common Stock for service on the Compensation and Nominating Committees of the Board; (iii) an increase in the initial and annual grants to 25,000 shares of Common Stock for service on the Audit Committee of the Board; and (4) to amend the vesting schedule for all such grants to provide for daily vesting over a one-year period from the date of grant.

A summary of option activity under the 1999 Plan, the 1997 Plan and the Directors' Plan follows:

	Shares Subject to Options Outstanding	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 1998	3,322	$8.30
Granted	2,666	10.74
Exercised	(409)	5.63
Cancelled	(850)	9.95

Balance at December 31, 1999	4,729	9.61
Granted	5,240	7.48
Exercised	(392)	6.41
Cancelled	(2,983)	10.70

Balance at December 31, 2000	6,594	7.62
Granted	8,262	1.11
Exercised	(8)	0.49
Cancelled	(4,712)	6.91

Balance at December 31, 2001	10,136	$3.64

        With respect to certain options and restricted stock granted in 1996 and 1997, the Company has recognized a deferred compensation charge of approximately $2.1 million. Further, in early February 1998, after considering various factors including the input provided by the Company's investment bankers, the Board of Directors of the Company approved a plan under which 499,500 options previously granted at prices of $10.20 and $11.00 to employees (excluding officers) were exchanged for options at $8.50 per share, which the Board concluded was the fair value of the Company's common stock at that time. The Company is recognizing a compensation charge of approximately $1.3 million with respect to the 499,500 repriced stock options and 278,000 additional stock options granted in early February 1998 at $8.50 per share, computed based on a deemed value of $10.20 per share of common stock. The charges referred to above are being amortized over the vesting period of the awards, which is generally five years. The Company recognized $115,000, $267,000 and $493,000 of said charges as compensation expense during the years ended December 31, 2001, 2000 and 1999, respectively. The future compensation charges are subject to reduction for any employee who terminates employment prior to the expiration of such employee's option vesting period.

        Significant option groups outstanding at December 31, 2001 and related weighted average exercise price and contractual life information are as follows:

		Options Outstanding
		Weighted Average Remaining Contractual Life (In Years)		Options Exercisable
			Weighted Average Exercise Price (Per Share)
Range of Exercise Prices	Number Outstanding (In Thousands)			Number Exercisable (In Thousands)	Weighted Average Price (Per Share)
$ 0.72-$ 0.89	874	9.67	$.84	147	$.81
$ 0.91-$ 0.92	1,194	9.26	.92	144.92
$ 0.94-$ 1.24	1,133	9.18	1.06	198	1.08
$ 1.25-$ 1.25	2,224	9.03	1.25	588	1.25
$ 1.29-$ 2.34	1,203	7.97	1.68	571	1.77
$ 2.40-$ 5.50	1,814	8.39	4.87	749	4.79
$ 5.53-$12.75	1,019	7.56	9.10	564	9.36
$13.00-$28.46	670	7.88	15.98	374	15.74
$34.79-$34.79	1	8.20	34.79	1	34.79
$36.18-$36.18	4	8.20	36.18	1	36.18

Total	10,136	8.67	$3.64	3,337	$5.11

PRO FORMA DISCLOSURES

        Had compensation cost for the Company's stock option plans been determined based on the value of such options at the grant dates as prescribed by FAS 123, the Company's pro forma net loss and net loss per share would have been:

	Years Ended December 31,
	2001	2000	1999
	(In thousands, except per share data)
As reported:
Net loss	$(31,601)	$(18,787)	$(14,328)
Net loss per share (basic and diluted)	$(1.26)	$(1.09)	$(0.87)
Pro forma:
Net loss	$(4.44)	$(27,685)	$(22,385)
Net loss per share (basic and diluted)	$(1.37)	$(1.61)	$(1.36)

        The weighted-average estimated grant-date fair value of options granted under the Company's various stock option plans during 2001, 2000 and 1999 was $0.95, $5.23 and $7.50, respectively. For the years ended December 31, 2001, 2000 and 1999, the fair value of each option on the date of grant was determined using the Black-Scholes model with the following assumptions: no annual dividend yield for all periods; expected volatility of 123%, 70% and 70%, respectively; risk-free annual interest rates of 5% for all periods respectively; and an expected option term of 5, 5 and 4 years, respectively.

1997 EMPLOYEE STOCK PURCHASE PLAN

        The Company's 1997 Stock Purchase Plan (the "Purchase Plan") was approved by the Board of Directors and stockholders in October 1997 and became effective upon the closing of the initial public offering. Under the Purchase Plan a total of 1,350,000 shares of common stock have been reserved for issuance to participating employees who meet eligibility requirements. In March 2001, the Board of Directors authorized and the shareholders approved a 1,000,000 share increase in the number of shares of Common Stock available for issuance under the Purchase Plan. As of December 31, 2001, 676,790 shares of common stock were available for future issuance under the Purchase Plan.

        The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's base compensation, including commissions, bonuses and overtime pay, at a price equal to 85% of the fair value of the common stock at the beginning of each offering period or the end of the purchase period, whichever is lower. The initial purchase period commenced on April 29, 1998. As of December 31, 1998, no shares had been issued under the Purchase Plan. During 2001 and 2000, the Company issued 386,696 and 172,077 shares of common stock, respectively, under the Purchase Plan for aggregate proceeds of approximately $287,000 and $438,000, respectively. Compensation cost (included in pro forma net loss and net loss per share amounts only) for the years ended December 31, 2001, 2000 and 1999, for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the Purchase Plan was calculated using the Black-Scholes model with the following assumptions: no annual dividend yield for any year; expected volatility of 123%, 70% and 70%, respectively; risk-free annual interest rates of 5%, 5% and 5%, respectively; and expected terms of [1], 1 and 1 year, respectively. The pro forma SFAS 123 disclosures include compensation expense for purchase rights granted during 2001, 2000 and 1999. The weighted average estimated grant date fair value for purchase rights granted under the Purchase Plan during 2001, 2000 and 1999 was $[0.46], $5.05 and $4.48, respectively.

NOTE 12—LITIGATION

        On or about April 9, 1999, several purported class action suits were filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company's reporting of its financial results for the period ended December 31, 1998. The court dismissed these actions without leave to amend on February 14, 2000 and the plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal was taken under submission by the court of Appeals following the filing of briefs by the parties and the presentation of oral argument on July 11, 2001. On March 15, 2002, the Court of Appeals affirmed the district court's judgment, dismissing the complaint without leave to amend. On March 28, 2002, plaintiffs filed a Petition for Rehearing in the Ninth Circuit.

        On April 23, 2001, the Company received notice of a stockholder's derivative action filed in California Superior Court in the County of Santa Clara, alleging that, among other things, certain directors and officers of the Company sold shares of the Company's common stock between January 21, 1999 and April 6, 1999, while in possession of material non-public information pertaining to the Company. The Company and the individual defendants demurred to the complaint, and moved to dismiss the action, or in the alternative to stay the action pending the outcome of the appeal in the related federal court class action or, if necessary, the investigation of the claims by the Company. The court granted the demurrer in part and denied it in part, granting plaintiff leave to file an amended complaint, and stayed the action pending the outcome of the appeal in the federal court class action. The court also ordered that certain limited discovery of documents could take place with respect to the filing of the amended complaint. In December 2001, the plaintiff moved for leave to take certain third-party discovery. The motion was denied by the court. Plaintiff filed an amended complaint on February 22, 2002. A hearing on the defendants' demurrer to the amended complaint is scheduled to take place on April 23, 2002.

NOTE 13—SUBSEQUENT EVENTS

        On January 27, 2002, the Company acquired its Hong Kong-based exclusive distributor for Asia, excluding Japan. Sales in the Asia region, except for Japan, will now be conducted by the Company's internal sales force.

        On March 29, 2002, the Company signed a definitive binding agreement to raise approximately $4.8 million from a private placement of common stock and warrants. Pursuant to the terms of the agreement, the company will issue 6,686,000 shares of common stock at $0.72 per share and warrants to purchase 3,343,000 shares of common stock at an exercise price of $1.01 per share. The warrants are exercisable for five years, commencing six months from the closing date. Among others, the investors in the offering also included Mr. Ungermann and Dr. Gaut, members of the Company's Board of Directors.

QUARTERLY SUMMARY

(UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2001
Revenue	$4,382	$8,135	$7,767	$7,377
Cost of revenue	$2,587	$4,389	$8,893	$4,681
Loss from operations	$(8,645)	$(6,300)	$(10,688)	$(6,907)
Net loss	$(8,331)	$(6,142)	$(10,522)	$(6,606)
Basic and diluted earnings per share	$(0.48)	$(0.33)	$(0.34)	$(0.20)
Shares used to compute net loss per share	17,414	18,859	30,707	33,328
Non-recurring charge:
Included in cost of revenue related to inventory valuation	$—	$—	$(5,515)	$(1,091)
2000
Revenue	$10,083	$10,772	$9,158	$9,998
Cost of revenue	$5,550	$5,810	$5,016	$6,455
Loss from operations	$(3,992)	$(3,576)	$(5,586)	$(6,690)
Net loss	$(3,974)	$(3,335)	$(5,181)	$(6,297)
Basic and diluted earnings per share	$(0.23)	$(0.19)	$(0.30)	$(0.36)
Shares used to compute net loss per share	16,970	17,244	17,318	17,337
Non-recurring charge:
Included in cost of revenue related to inventory valuation	$—	$—	$—	$850
1999
Revenue	$8,380	$10,624	$13,650	$13,046
Cost of revenue	$4,726		$7,061	$11,527
Loss from operations	$(3,464)	$(2,153)	$(1,361)	$(7,976)
Net loss	$(3,238)	$(2,018)	$(1,188)	$(7,884)
Basic and diluted earnings per share	$(0.20)	$(0.12)	$(0.07)	$(0.47)
Shares used to compute net loss per share	16,047	16,235	16,660	16,792

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and Stockholders
of First Virtual Communications, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 30, 2002, except for Note 13 which is as of March 29, 2002, appearing in this Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 30, 2002

S-1

First Virtual Communications, Inc.
VALUATION AND QUALIFYING ACCOUNTS
for the fiscal years 2001, 2000, 1999 and 1998

			Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses			Balance at End of Period
			Description	Amount
Allowance for Doubtful Accounts Receivable:
Fiscal year 2001	$470,000	$1,170,000	Write-offs & adjustments	—	$1,640,000
Fiscal year 2000	1,269,000	524,000	Write-offs & adjustments	$1,323,000	470,000
Fiscal year 1999	67,000	1,202,000	Write-offs & adjustments	—	1,269,000
Reserve for Returns
Fiscal year 2001	$542,000	$502,000	Write-offs & adjustments	$175,000	$869,000
Fiscal year 2000	910,000	375,000	Write-offs & adjustments	743,000	542,000
Fiscal year 1999	100,000	810,000	Write-offs & adjustments	—	910,000

(1)
Includes $912,000 provision for doubtful accounts recorded during the year ended December 31, 2001 and $258,000 of additional allowance for doubtful accounts, resulting from the acquisition of CUseeMe Networks, Inc.

S-2

QuickLinks

PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECTION 16A BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
REPORT OF INDEPENDENT ACCOUNTANTS
FIRST VIRTUAL COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
FIRST VIRTUAL COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FIRST VIRTUAL COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FIRST VIRTUAL COMMUNICATIONS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERLY SUMMARY (UNAUDITED)
Report of Independent Accountants on Financial Statement Schedule
First Virtual Communications, Inc. VALUATION AND QUALIFYING ACCOUNTS for the fiscal years 2001, 2000, 1999 and 1998