Form 10-K/A
period 2001-12-31
FIRST VIRTUAL COMMUNICATIONS INC
filed 2002-04-04
CIK 920317

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
Common Stock, $0.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A. ☐

        As of March 25, 2002 there were 33,430,179 shares of the registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 25, 2002) was approximately $22.9 million. Shares of the registrant's Common Stock held by each executive officer, director and holder of five percent or more of the registrant's Common Stock outstanding as of March 25, 2001 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

        Designated portions of the registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A.

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

        The Company is leveraging its leadership position in networking systems, real-time audio and video technology and Web-based collaboration to capitalize on the rapidly emerging opportunity to provide broadband rich media Web conferencing solutions to enterprise markets, either as systems sold through channels or services delivered through service providers. First Virtual Communications' Web-based Click To Meet™ is the Company's flagship product. It provides a framework for rich media Web conferencing that is simple to use, fully integrated and effectively manages all of the components of the end-to-end solution while hiding traditional complexities from the end user. CUseeMe software has been merged with the Click to Meet™ product family. The CUseeMe technology enables rich media

Web conferencing to be integrated with existing workflow applications, such as Microsoft Exchange/Outlook, Instant Messaging, and other business applications. Conference Server is First Virtual Communications' advanced Multipoint Conferencing Unit, or MCU. Conference Server was engineered from the ground up as an IP-based solution and was the first MCU on the market to support: Continuous Presence; mixed speed endpoints in multipoint conferences; Unicast and Multicast; Microsoft Outlook Scheduling integration, and; Session Initiation Protocol, or SIP. Conference Server is a market-tested solution with over 1,200 unique customers worldwide.

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

  •
  Proliferation of Broadband Networks.  According to Ryan, Hankin & Kent, a market research and consulting firm, Internet and other traffic requirements will increase by over 4,000% between

    1999 and 2003. Telecommunications carriers are expected to increase the capacity of their IP networks to meet demand. Because of this expected increase in network capacity, telecommunications carriers are rapidly moving to exploit the plentiful and inexpensive bandwidth of their networks by adding video services to existing voice and data offerings. In addition to providing increased quality, video transmission over broadband networks costs a fraction of transmission over traditional ISDN networks. According to our estimates, telecommunications carriers can offer their customers transmission cost savings of up to 70% to 80%, based on the lower cost of using an IP-based broadband network compared to the higher costs of using ISDN connections. As a result, carriers now have greater ability to offer customers bandwidth-intensive applications such as videoconferencing, video broadcast and video on demand.

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

  •
  Conference Server.  This product is the Company's advanced MCU. Conference Server was engineered from the ground-up as an IP-based solution and was the first MCU on the market to support: Continuous Presence; mixed speed endpoints in multipoint conferences; Unicast and Multicast; Microsoft Outlook Scheduling integration; and SIP. Conference Server includes encrypted t.120 data collaboration as a standard feature. Conference Server is available as software-only, bundled with hardware, or in Network Equipment Building System, or NEBS, compliant hardware configurations. Conference Server is a market-tested solution with over 1,200 unique customers worldwide.

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

        The Company has experienced significant net operating losses from inception. In 2001, the Company incurred net losses of $31.6 million and used $20.7 million of cash in its operating activities. Management currently expects that operating losses and negative cash flows will continue for the foreseeable future. In 2001, the Company decreased the size of its workforce by 26% and instituted measures to control discretionary spending. Management currently believes that the Company's existing cash and investments, together with the funds provided pursuant to the stock purchase agreement are adequate to fund the Company's operations through December 31, 2002. However, the Company's cash requirements depend on several factors, including the rate of market acceptance of its products and services, the ability to expand and retain its customer base and other factors. If the Company fails to achieve its planned revenue or expense targets, management believes that it has the plans, intent and ability to curtail capital and operating spending to ensure that cash and investments will be sufficient to meet the Company's cash requirements through December 31, 2002.

        On June 8, 2000, the Company issued 27,437 shares of Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement to Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $27,437,000. The Preferred Stock is currently convertible into 3,616,778 shares of Common Stock of the Company, as adjusted in May 2001, subject to further adjustment for dilution in the event the Company issues common stock, subject to certain exceptions, at a price less than $7.59 per share. The Company also issued a five-year warrant to Vulcan, which is currently exercisable to purchase up to 892,591 shares of Common Stock at $6.67 per share, as adjusted in May 2001. On the date of issuance, the warrant had an approximate fair market value of $3,700,000 determined using the Black-Scholes pricing model. The warrant provides anti-dilution protection to Vulcan, including protection in the event the Company issues additional shares of Common Stock at a price less than $7.00 per share, subject to certain exceptions. After fees and expenses, the net proceeds of this issuance of Preferred Stock was $24.3 million. The Company has used cash in its operating activities primarily to fund losses incurred through December 31, 2001 and to finance its working capital needs.

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

        Cash provided by financing activities was $1.0 million in 2001, primarily resulting from the proceeds from the issuance of common stock due to the exercise of stock options and sale of common stock through the Company's Employee Stock Purchase Plan. Cash provided by financing activities was $26.7 million in 2000, and consisted principally of $24.3 million in net proceeds from the issuance of preferred stock and $3.0 million from the issuance of common stock.

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

(10)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on September 15, 2001 (File No. 000-23305).

(11)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on November 14, 2001 (File No. 000- 23305).

  (b)    Reports on Form 8-K:

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 4th day of April 2002.

FIRST VIRTUAL COMMUNICATIONS, INC.,
By:	/s/ TIMOTHY A. ROGERS Timothy A. Rogers Senior Vice President Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* Ralph Ungermann	Executive Chairman of the Board of Directors	April 4, 2002
* Killko Caballero	President and Chief Executive Officer and Director (Principal Executive Officer)	April 4, 2002
/s/ TIMOTHY A. ROGERS Timothy A. Rogers	Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2002
* Edward Harris	Director	April 4, 2002
* Norman E. Gaut	Director	April 4, 2002
* Robert Wilmot	Director	April 4, 2002
Jonathan Morgan	Director
* Adam Stettner	Director	April 4, 2002
*By:	/s/ TIMOTHY A. ROGERS Attorney-in-Fact

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

PricewaterhouseCoopers LLP

San Jose, California
January 30, 2002, except for Note 13,
which is as of March 29, 2002

FIRST VIRTUAL COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$6,946	$7,077
Short-term investments	2,438	16,851
Accounts receivable, net of allowances of $2,509 and $1,012	6,365	9,937
Inventory	3,188	6,912
Prepaids and other current assets	1,227	871

Total current assets	20,164	41,648
Property and equipment, net	3,183	2,815
Other assets	322	584
Intangible assets, net	14,489	1,894

Total Assets	$38,158	$46,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$36	$80
Accounts payable	3,268	5,122
Accrued liabilities	5,561	3,574
Deferred revenue	2,936	1,143

Total current liabilities	11,801	9,919
Long-term debt, net of current portion	—	39
Commitments and contingencies (See Notes 9 and 12)
Minority interest in consolidated subsidiaries	—	253
Stockholders' equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; 27,437 shares issued and outstanding at December 31, 2001	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 33,327,995 and 17,334,189 shares issued and outstanding, respectively	33	17
Additional paid-in capital	113,437	92,168
Accumulated other comprehensive income	153	210
Accumulated deficit	(87,266)	(55,665)

Total stockholders' equity	26,357	36,730

	$38,158	$46,941

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

        On June 19, 2001, the Company and CUseeMe Networks, Inc. ("CUseeMe") completed a merger, pursuant to which CUseeMe became a wholly owned subsidiary of the Company. CUseeMe provided innovative software-based solutions to enable voice, video, and data collaboration over IP-based networks. CUseeMe specialized in delivering a solution that was both centrally managed and centrally deployed, enabling large-scale deployments of rich media collaboration to enterprise desktops. As a result of the merger, the Company is able to provide a broad range of integrated rich media Web conferencing solutions that run seamlessly across multiple network types to enterprise customers and service providers worldwide.

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

Acquisition of CUseeMe Networks, Inc.

        On June 19, 2001, the Company completed its acquisition of CUseeMe, a provider of innovative software solutions that enable voice and visual communications over IP-based networks. The acquisition was accounted for using the purchase method of accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in the Company's condensed consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of the Company and CUseeMe.

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

        The following unaudited pro forma consolidated amounts give effect to the acquisition of CUseeMe as if it had occurred at the beginning of each of fiscal 2001 and 2000 (in thousands, except per share data):

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

        During the quarter ended June 30, 2001, the Company recorded deferred compensation expense of approximately $91,000 for the difference between the grant or issuance price of unvested common stock options and the fair value of the Company's common stock issued in conjunction with the CUseeMe acquisition. These amounts are being amortized in accordance with Statement of Financial Accounting

Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," over the vesting period of the individual stock options.

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

        As a result of the acquisition of CUseeMe, and based on the Company s future strategic objectives, the Company ceased to invest any further financial or engineering resources into the development of video streaming technology that was originally acquired in the purchase of ICAST, and the Company does not expect any significant future revenue or cash flows from ICAST related products. As a result, the Company incurred an impairment charge of approximately $1.1 million during the year ended December 31, 2001. The impairment charges for intangible assets represent the write-off of the unamortized intangible assets recorded in connection with the acquisition of ICAST. The charges of approximately $1.1 million included: $1.0 million for the goodwill related to the acquisition and $74,000 for the workforce related to the acquisition.

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

        At December 31, 2001, the Company had net operating loss carry forwards of approximately $110 million and $27 million for federal and state jurisdictions, respectively, available to reduce future taxable income. Approximately $5 million and $48 million of the federal net operating loss carry forwards resulted from the Company's acquisition of ICAST Corporation and CUseeMe, respectively. The federal net operating loss carry forwards expire from 2013 through 2021 and the state net operating loss carryforwards expire from 2001 through 2005.

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

NOTE 10—CONVERTIBLE PREFERRED STOCK

        On June 8, 2000, the Company issued 27,437 shares of Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement to Vulcan Ventures Incorporated ("Vulcan") for an aggregate purchase price of $27,437,000. The Preferred Stock is convertible into 3,616,778 shares of common stock of the Company, as adjusted in May 2001, subject to further adjustment for dilution in the event the Company completes an offering of common stock, subject to certain exceptions, at a price less than $7.59 per share. The Company also issued a five-year warrant to Vulcan to purchase 892,591 shares of common stock at $6.67 per share, as adjusted in May 2001. On the date of issuance, the warrant had an approximate fair market value of $3,700,000 determined using the Black-Scholes pricing model. The warrant provides anti-dilution protection to Vulcan, including protection in the event the Company issues additional shares of common stock, subject to certain exceptions, at a price less than $7.00 per share. Each share of Preferred Stock has voting rights equal to an equivalent number of shares of common stock into which it is convertible and votes together as one class with the common stock, unless otherwise specified in the Company's Certificate of Incorporation. The holder of the Preferred Stock has dividend rights on parity with the common stock. Each share of Preferred Stock has a liquidation preference of $1,000 per share. The Company must obtain approval from a majority of the holders of the Preferred Stock in order to alter the Certificate of Incorporation if such alteration would adversely affect the Preferred Stock and for certain other matters.

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

        During the second quarter ended June 30, 2001, the Company issued warrants to PictureTel Corporation to purchase up to 2,614,377 shares of the common stock of the Company at an exercise price of $0.91 per share and a term of five years. The warrants were issued in connection with the formation of a strategic technology, marketing and distribution alliance with PictureTel Corporation. The warrants vest and become exercisable upon various milestones set by the agreement. As of December 31, 2001, none of the PictureTel Corporation warrants were exercisable in accordance with the agreement. PictureTel Corporation was subsequently acquired by Polycom Corporation, and Polycom has not indicated whether it intends to pursue this alliance.

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

PRO FORMA DISCLOSURES

        Had compensation cost for the Company's stock option plans been determined based on the value of such options at the grant dates as prescribed by FAS 123, the Company's pro forma net loss and net loss per share would have been:

	Years Ended December 31,
	2001	2000	1999
	(In thousands, except per share data)
As reported:
Net loss	$(31,601)	$(18,787)	$(14,328)
Net loss per share (basic and diluted)	$(1.26)	$(1.09)	$(0.87)
Pro forma:
Net loss	$(34,443)	$(27,685)	$(22,385)
Net loss per share (basic and diluted)	$(1.37)	$(1.61)	$(1.36)

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

        The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's base compensation, including commissions, bonuses and overtime pay, at a price equal to 85% of the fair value of the common stock at the beginning of each offering period or the end of the purchase period, whichever is lower. The initial purchase period commenced on April 29, 1998. As of December 31, 1998, no shares had been issued under the Purchase Plan. During 2001 and 2000, the Company issued 386,696 and 172,077 shares of common stock, respectively, under the Purchase Plan for aggregate proceeds of approximately $287,000 and $438,000, respectively. Compensation cost (included in pro forma net loss and net loss per share amounts only) for the years ended December 31, 2001, 2000 and 1999, for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the Purchase Plan was calculated using the Black-Scholes model with the following assumptions: no annual dividend yield for any year; expected volatility of 123%, 70% and 70%, respectively; risk-free annual interest rates of 5%, 5% and 5%, respectively; and expected terms of 1, 1 and 1 year, respectively. The pro forma SFAS 123 disclosures include compensation expense for purchase rights granted during 2001, 2000 and 1999. The weighted average estimated grant date fair value for purchase rights granted under the Purchase Plan during 2001, 2000 and 1999 was $0.46, $5.05 and $4.48, respectively.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 30, 2002

S-1

First Virtual Communications, Inc.
VALUATION AND QUALIFYING ACCOUNTS
for the fiscal years 2001, 2000 and 1999

			Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses			Balance at End of Period
			Description	Amount
Allowance for Doubtful Accounts Receivable:
Fiscal year 2001	$470,000	$1,230,000(1)	Write-offs & adjustments	$(60,000)	$1,640,000
Fiscal year 2000	1,269,000	524,000	Write-offs & adjustments	1,323,000	470,000
Fiscal year 1999	67,000	1,202,000	Write-offs & adjustments	—	1,269,000
Reserve for Returns
Fiscal year 2001	$542,000	$502,000	Write-offs & adjustments	$175,000	$869,000
Fiscal year 2000	910,000	375,000	Write-offs & adjustments	743,000	542,000
Fiscal year 1999	100,000	810,000	Write-offs & adjustments	—	910,000

(1)
Includes $912,000 provision for doubtful accounts recorded during the year ended December 31, 2001 and $318,000 of additional allowance for doubtful accounts, resulting from the acquisition of CUseeMe Networks, Inc.

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
FIRST VIRTUAL COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FIRST VIRTUAL COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FIRST VIRTUAL COMMUNICATIONS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERLY SUMMARY (UNAUDITED)
Report of Independent Accountants on Financial Statement Schedule
First Virtual Communications, Inc. VALUATION AND QUALIFYING ACCOUNTS for the fiscal years 2001, 2000 and 1999