Form 10-Q
period 2002-03-31
FIRST VIRTUAL COMMUNICATIONS INC
filed 2002-05-15
CIK 920317

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2002

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

(408) 567-7200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Common Stock, $0.001 par value	40,116,179 shares
(Class)	Outstanding as of May 8, 2002

First Virtual Communications, Inc.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

First Virtual Communications, Inc.

Condensed Consolidated Balance Sheets

(in thousands, Unaudited except share data)

	March 31,	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$6,762	$6,946
Short-term investments	550	2,438
Accounts receivable	6,457	6,365
Inventory	2,741	3,188
Prepaids and other current assets	957	1,227
Total current assets	17,467	20,164
Property and equipment, net	3,048	3,183
Intangible assets, net	13,498	14,489
Other assets	373	322
	$34,386	$38,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$36	$36
Accounts payable	2,188	3,268
Accrued liabilities	4,531	5,561
Deferred revenue	3,028	2,936
Total current liabilities	9,783	11,801

Long-term debt, net of current portion	—	—

Minority interest in consolidated subsidiary	29	—

Stockholders’ equity:
Convertible Preferred Stock, $.001 par value; 5,000,000 share authorized; 27,437 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 33,430,179 and 33,327,995 shares issued and outstanding, respectively	33	33
Additional paid-in capital	113,353	113,437
Accumulated other comprehensive income	128	153
Accumulated deficit	(88,940)	(87,266)
Total stockholders’ equity	24,574	26,357
	$34,386	$38,158

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data; unaudited)

	Three months ended
	March 31,
	2002	2001
Revenue:
Software	$4,082	$484
Product	1,341	2,760
Support Services	1,178	1,138
Total Revenue	$6,601	$4,382
Cost of revenue	1,348	2,587
Gross profit	5,253	1,795

Operating expense:
Research and development	2,757	3,986
Selling and marketing	1,915	3,015
General and administrative	2,284	3,439
Total operating expense	6,956	10,440
Operating loss	(1,703)	(8,645)

Other income, net	44	316
Minority interest in consolidated subsidiary	(15)	(2)
Net loss	$(1,674)	$(8,331)

Net loss per share:
Basic and diluted	$(0.05)	$(0.48)

Shares used to compute net loss per share:
Basic and diluted	33,380	17,414

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Three Months Ended March 31
	2002	2001

Cash flows from operating activities:
Net loss	$(1,674)	$(8,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	771	589
Provision for returns and doubtful accounts	(488)	(20)
Stock compensation	13	40
Provision for inventory	—	587
Other	(50)	37
Changes in assets and liabilities net of effects of acquisitions	—
Accounts receivable	396	5,609
Inventory	447	(4,085)
Prepaid expenses and other assets	230	230
Accounts payable	(1,080)	(917)
Accrued liabilities	(430)	596
Deferred revenue	92	351

Net cash used in operating activities	(1,773)	(5,314)

Cash flows from investing activities:
Acquisition of property and equipment,net	(256)	(207)
Proceeds from sales of short-term investments	1,837	9,867

Net cash provided by investing activities	1,581	9,660

Cash flows from financing activities:
Proceeds from issuance of stock, net	8	—
Increase (repayment) of capital lease obligations	—	10

Net cash provided by financing activities	8	10

Net increase/(decrease) in cash and cash equivalents	(184)	4,356
Cash and cash equivalents at beginning of period	6,946	7,077

Cash and cash equivalents at end of period	$6,762	$11,433

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

First Virtual Communications, Inc. (the "Company") has prepared the accompanying financial data for the quarterly period ended March 31, 2002 pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2002, consolidated results of operations for the three months ended March 31, 2002 and 2001, and consolidated cash flow activities for the three months ended March 31, 2002 and 2001.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes thereto included in First Virtual Communications’ 2001 Annual Report on Form 10-K/A.

2. Short Term Investments

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

Marketable securities are comprised as follows (in thousands):

	March 31,	December 31,
	2002	2001
Available-for-sale:
Corporate debt	$418	$414
Corporate medium-term notes	—	1,850
Certificate of Deposit	70	60
Equity securities	62	114
	$550	$2,438

As of March 31, 2002, the Company's available for sale securities had contractual maturities of less than one year. Available-for-sale securities are comprised as follows at March 31, 2002 and December 31, 2001 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2001
Equity securities	$169	$—	$(55)	$114
Debt securities	2,320	5	(1)	2,324
Total	$2,489	$5	$(56)	$2,438

March 31, 2002
Equity securities	$113	$—	$(51)	$62
Debt securities	488	—	—	488
Total	$601	$—	$(51)	$550

3. Inventory

Inventories as of March 31, 2002 and December 31, 2001 were (in thousands):

	March 31, 2002	December 31, 2001

Raw materials	$1,545	$2,384
Finished goods	1,196	804
Total inventory	$2,741	$3,188

4. Net Loss Per Share

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, such as shares of unvested restricted common stock. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding.

As a result of the losses incurred by the Company for the three months ended March 31, 2002 and 2001, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods.

The following table summarizes securities outstanding which were not included in the calculations of diluted net loss per share for the three months ended March 31, 2002 and 2001, since their inclusion would be anti-dilutive:

	March 31,
	2002	2001
	(in thousands)
Unvested restricted common stock	—	—
Common stock options	11,626	8,125
Common stock warrants	3,589	1,016
Convertible preferred stock	3,617	3,430

The common stock warrants are exercisable at $.91 to $12.00 per share and expire at various times from April 2002 through May 2006.  The stock options outstanding at March 31, 2002, had a weighted average exercise price per share of $2.88, and expire beginning in June 2004 through March 2012.

5. Adoption of SFAS 142, Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” in the first quarter of 2002. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets,” and discontinues the amortization of goodwill. In addition, SFAS 142 includes provisions regarding: 1) the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets set forth in Statement of Financial Accounting Standards No. 141, “Business Combinations;” 2) the reassessment of the useful lives of existing recognized intangibles; and 3) the testing for impairment of existing goodwill and other intangibles.

In accordance with SFAS 142, beginning January 1, 2002, goodwill is no longer being amortized, but will be reviewed periodically for impairment. The Company has not completed the first step of the transitional goodwill impairment test as of the beginning of fiscal 2002, and expects that the transitional goodwill impairment test will be completed by June 30, 2002. The Company did not identify any intangibles to be reclassified out of previously reported goodwill under the new definition of intangible assets.  Purchased technology and other intangible assets are being amortized over their estimated useful lives of five years using the straight-line method. No changes were made to the useful lives of amortizable intangibles in connection with the adoption of SFAS 142.

Components of intangible assets were as follows (in thousands):

	March 31, 2002		December 31, 2001
	Gross Carrrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Purchased technology	$6,161	$(913)	$6,161	$(651)
Assembled workforce	—	—	1,505	(159)
Trademark	661	(99)	661	(70)
Other	218	(171)	218	(74)

Total	$7,040	$(1,183)	$8,545	$(954)

Unamortized intangible assets:
Goodwill	$8,769	$(1,128)	$8,026	$(1,128)

The Company reclassified previously identified intangible assets related to the purchase of an assembled workforce with a net unamortized balance of $1,346,000 to goodwill.  During the three months ended March 31, 2002, the Company settled a pre-acquisition contingency for less than face value resulting in a decrease of goodwill in the amount of $603,000.

Aggregate amortization expense was $380,000 for the three months ended March 31, 2002 and $170,000 for the three months ended March 31, 2001. As of March 31, 2002, future estimated amortization expense is expected to be: $1.1 million for 2002, $1.5  million for 2003, $1.5 million for 2004, $1.5 million for 2005 and $0.6 million for 2006.

Net income on a pro forma basis, excluding goodwill amortization expense, would have been as follows (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
Reported net loss	$(1,674)	$(8,331)

Adjustments:
Goodwill amortization	—	154

Adjusted net income/(loss)	$(1,674)	$(8,177)

Basic and diluted loss per share:
Reported net loss	$(0.05)	$(0.48)
Adjusted net loss	$(0.05)	$(0.47)

7. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

Components of accumulated other comprehensive loss consist of the following (in thousands):

	March 31,	December 31,
	2002	2001
Foreign currency translation	$179	$204
Unrealized (loss) gain on marketable securities, net of income taxes	(51)	(51)
	$128	$153

Comprehensive losses for the three month periods ended March 31, 2002 and 2001 were as follows (in thousands):

	Three Months Ended March 31,
	2002	2001

Net loss, as reported	$(1,674)	$(8,331)
Cumulative translation adjustment	25	(2)
Unrealized gain (loss) on marketable Securities, net of income Taxes	—	—
Comprehensive loss	$(1,649)	$(8,333)

8. Litigation

On or about April 9, 1999, several purported class action suits were filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company’s reporting of its financial results for the period ended December 31, 1998. The court dismissed these actions without leave to amend on February 14, 2000 and the plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal was taken under submission by the court of Appeals following the filing of briefs by the parties and the presentation of oral argument on July 11, 2001. On March 15, 2002, the Court of Appeals affirmed the district court’s judgment, dismissing the complaint without leave to amend. On March 28, 2002, plaintiffs filed a Petition for Rehearing in the Ninth Circuit. On April 5, 2002, the Ninth Circuit denied the plaintiffs' Petition for Rehearing.

On April 23, 2001, the Company received notice of a stockholder’s derivative action filed in California Superior Court in the County of Santa Clara, alleging that, among other things, certain directors and officers of the Company sold shares of the Company’s common stock between January 21, 1999 and April 6, 1999, while in possession of material non-public information pertaining to the Company. The Company and the individual defendants demurred to the complaint, and moved to dismiss the action, or in the alternative to stay the action pending the outcome of the appeal in the related federal court class action or, if necessary, the investigation of the claims by the Company. The court granted the demurrer in part and denied it in part, granting plaintiff leave to file an amended complaint, and stayed the action pending the outcome of the appeal in the federal court class action. The court also ordered that certain limited discovery of documents could take place with respect to the filing of the amended complaint. In December 2001, the plaintiff moved for leave to take certain third-party discovery. The motion was denied by the court. Plaintiff filed an amended complaint on February 22, 2002. A hearing on the defendants’ demurrer to the amended complaint is scheduled to take place on May 21, 2002. The parties have tentatively agreed to a continuance of the hearing in order to permit them to engage in settlement discussions with a  third-party mediator.

See "Note 10" relating to a recently commenced SEC enforcement proceeding.

9. New Accounting Pronouncements

On October 3, 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).  SFAS 144 supercedes Statement of Financial Accounting Standard 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2003.

In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for transactions occurring after May 15, 2002.  FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt.  FAS 44 set forth industry-specific transitional guidance that did not apply to the Company.  FAS 145 amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.   FAS 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature.  The Company does not expect the adoption of FAS 145 to have a significant impact on its financial position or results of operations.

10.  Subsequent Event(s)

On March 29, 2002, the Company signed a definitive binding agreement to raise approximately $4.8 million from a private placement of common stock and warrants to purchase common stock. On April 12, 2002, the Company issued 6,686,000 shares of common stock at $0.72 per share and warrants to purchase 3,343,001 shares of common stock at an exercise price of $1.01 per share. The warrants are exercisable for five years, commencing six months from the closing date. Among others, the investors in the offering included Mr. Ungermann and Dr. Gaut, members of the Company’s Board of Directors, and Special Situations Technology Fund, L.P., of which Adam Stettner, a member of the Company's Board of Directors, serves as the Managing Director.

On April 25, 2002, the Securities and Exchange Commission advised the Company that the staff intends to recommend that the Commission commence civil enforcement proceedings against the Company, its Executive Chairman and two former officers relating to the April 1999 revisions of the Company’s reported financial results for the year ended December 31, 1998.  The Company expresses no opinion as to the likely outcome of this matter. While no assurances can be provided, the Company does not believe that the investigation will have a material adverse effect on its business, financial condition or results of operations.  However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period.

11.  Issuance of common stock and warrants

On March 29, 2002, the Company signed a definitive binding agreement to raise approximately $4.8 million from a private placement of common stock and warrants.  On April 12, 2002, the Company issued 6,686,000 shares of common stock at $0.72 per share and warrants to purchase 3,343,001 shares of common stock at an exercise price of $1.01 per share. The warrants are exercisable for five years, commencing six months from the closing date. Among others, the investors in the offering also included Mr. Ungermann and Dr. Gaut, members of the Company’s Board of Directors, and Special Situations Technology Fund L.P., of which Adam Stattner, a member of the Company's Board of Directors, serves as the Managing Director.

Item 2. Management’s Discussion and Analysis of Financial Condition and  Results of Operations

The following discussion of the financial condition and results of operations of First Virtual Communications, Inc. (the “Company”) should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

In addition to the historical information contained in this Item, this Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the Company’s limited operating history and variability of operating results, market acceptance of video technology, including the Company’s new broadband video services business, dependence on ATM and other technologies, the Company’s potential inability to maintain business relationships with telecommunications carriers, distributors and suppliers, rapid technological changes, competition and consolidation in the video networking industry, the importance of attracting and retaining personnel, management of the Company’s growth, the risk that the benefits expected from the merger with CUseeMe Networks will not be realized, consolidation and cost pressures in the video networking industry, dependence on key employees, and other risk factors set forth below and described in this Form 10-Q report and in other documents the Company files with the SEC. The Company assumes no obligation to update any forward-looking statements contained herein.

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

In the three months ended March 31, 2002, the Company recorded $6.6 million in revenue, a increase of 51% compared to the same period of the previous year.  In fiscal 2001, the Company recorded $27.7 million in revenue, a decrease of 31% compared to the previous year. The Company derived its revenue in the three months ended March 31, 2002 and fiscal 2001 from the sale of video networking systems and services to enterprise customers, which include business customers, government agencies, educational institutions and healthcare providers, primarily through indirect sales channels and to telecommunications service providers, which include expanded customer relationships with AT&T, Electronic Data Systems, Wind, Noicom and China Telecom, all of which are deploying broadband video services using the Company’s products and solutions. For the three months ended March 31, 2002, 87% of the Company’s revenue was from enterprise customers and 13% was from service providers compared to 77% from enterprise customers and 23% from service providers in the same period of the prior year. For the year ended

December 31, 2001, 71% of the Company’s revenue was from enterprise customers and 29% was from service providers, while for the year ended December 31, 2000, revenue from enterprise customers was 78% and 22% was from service providers. The Company’s internal sales force qualifies and stimulates end-user demand, and manages the Company’s strategic relationships with its distribution partners, including OEMs, VARs and systems integrators. In the three months ended March 31, 2002 and the years ended December 31, 2001 and 2000, approximately 36%, 43%and 43% of the Company’s revenue was derived through its distribution partners, including EDS, Verizon, Avaya, Williams Communications, Dataserv, AT&T, and Total Systems Integration in the USA, Mistel SPA and Feeder in Europe, and Tomen Cyber Business Solutions in Asia.

The Company maintains sales offices in the United Kingdom, France, Italy, Hong Kong and Japan, and distributes its products under the FVC.COM name in both Europe and Asia through resellers and distributors in more than 25 countries. In 2002, sales in Asia, excluding Japan, will be conducted through the Company’s Hong Kong sales subsidiary, since the Company’s acquisition of its exclusive distributor for Asia in January of 2002. For the three months ended March 31, 2002 and March 31, 2001 and the years ended December 31, 2001, 2000 and 1999, approximately 25%, 32%, 21%, 12% and 14%, respectively, of the Company’s sales were generated from customers outside of the United States. The Company expects that direct sales from shipments to customers outside of the United States will continue to represent a significant portion of its future revenue. In addition, the Company believes that a small portion of its sales through OEMs, resellers and integrators are ultimately sold to international end-users. Revenue from the Company’s international operations are subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic restraints, and currency risks, among others. To date, the Company has not engaged in any foreign currency hedging activity.

Some of the Company’s products are assembled and tested by subcontract manufacturers, the largest provider being InnerStep, Inc.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 of our Annual Report on Form 10-K.  The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, we apply the provisions of SEC Staff Accounting Bulletin 101, “Revenue Recognition.”

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

Revenue from sales to certain of the Company’s resellers are subject to agreements allowing rights of return and price protection. In these cases, the Company provides reserves for estimated future returns and allowances upon revenue recognition. These reserves are estimated based upon historical rates of returns and allowances, reseller inventory levels, the Company’s estimates of sell through by resellers and other related factors. Actual results could differ from these estimates. In the event of the inability to estimate returns from any reseller, the Company defers revenue recognition until the reseller has sold the products to the end-user. Advance payments received from customers and gross margin deferred with respect to sales, for which revenue has not been recorded, are recorded as deferred revenue.

Sales returns and other allowances, allowance for doubtful accounts and litigation. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales return and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales return and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales return and other allowances amounted to $726,000 at March 31, 2002, $869,000 at December 31, 2001 and $542,000 at December 31, 2000. Similarly, our management must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $6.5 million, net of allowance for doubtful accounts and returns of $1.5 million as of March 31, 2002.  The accounts receivable balance was $6.4 million, net of allowance for doubtful accounts and returns of $2.5 million as of December 31, 2001.

Management’s current estimated range of liability related to some of the pending litigation involving the Company is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Valuation of Inventories.    The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the three months ended March 31, 2002, the Company did not record any inventory related charges.  During the three months ended March 31, 2001, the Company recorded inventory related charges of $587,000.  During the year ended December 31, 2001, the Company recorded inventory related charges of $7.3 million, which related to the write down of inventories for certain excess and obsolete products. During the year ended December 31, 2000, the Company recorded inventory related charges of

$2.3 million, which related to the write down of inventories for certain excess and obsolete products.

Valuation of long-lived and intangible assets and goodwill.   We will perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. Factors we consider important that could trigger an impairment review include the following:

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $46.5 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.  At March 31, 2002, the deferred tax asset continued to be fully reserved.

Results of Operations

The following table sets forth certain items from the Company’s condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Three months ended
	March 31,
	2002	2001

Revenue	100.0%	100.0%
Cost of revenue	20.4%	59.0%
Gross profit	79.6%	41.0%

Operating expense:
Research and development	41.8%	91.0%
Selling and marketing	29.0%	68.8%
General and administrative	34.6%	78.5%
Total operating expense	105.4%	238.2%
Operating loss	-25.8%	-197.3%

Other income, net	0.7%	7.2%
Minority interest in consolidated subsidiary	-0.2%	0.0%
Net loss	-25.4%	-190.1%

Revenue.  Revenue was $6.6 million for the three months ended March 31, 2002, an increase of 50.6% from $4.4 million for the three months ended March 31, 2001.  The increase resulted from the Company’s efforts to transition from sales of hardware based ATM legacy products to more software-based products and to expand its customer base worldwide. Revenue generated from the Company’s strategic products, Click to Meet and the Conference Server accounted for 61.8% of total revenue.

Gross Profit.  Gross profit consists of revenue less the cost of revenues, which consists primarily of costs associated with the purchase of components from outside manufacturers or the manufacture of the Company’s products by outside manufacturers and related costs of freight, inventory obsolescence, royalties, warranties and customer support costs, which were expensed in the period incurred.

Gross profit for the three months ended March 31, 2002 increased by $3.5 million to $5.3 million, or 79.6% of revenue, compared to $1.8 million, or 41.0% of revenue in the comparable period of 2001.  The increase was due to a significantly higher percentage of revenue from software-based products in the quarter.

Research and Development.  Research and development expense consist primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expense decreased $1.2 million to $2.8 million in the three months ended March 31, 2002, a decrease of 30.8% over the $4.0 million during the three months ended March 31, 2001. The decrease in absolute dollars was principally due to a $1.0 million decrease in  personnel-related expenses and a $212,000 decrease in equipment and supply expense after the Company implemented cost cutting measures throughout the organization. As a percentage of total revenue, research and development expense decreased to 41.8% for the three months ended March 31, 2002, from 91.0% for the three months ended March 31, 2001. The decrease as a percentage of revenue was due to the higher sales and lower spending during the three months ended March 31, 2002.

Sales and Marketing.  Sales and marketing expense includes personnel and related overhead costs for sales and marketing, costs of outside contractors, advertising, trade shows and other related marketing and promotional expenses. Sales and marketing expense decreased $1.1 million or 36.5% for the three months ended March 31, 2002, to $1.9 million from $3.0 during the three months ended March 31, 2001. The decrease in absolute dollars was principally due to a $510,000 decrease in  personnel-related expenses, and a $228,000 decrease in trade show and promotional activities after the Company implemented cost cutting measures throughout the organization, and a $359,000 decrease in bad debt expense due to the subsequent collection of the amounts receivable from one of our subsidiaries, which was originally reserved as doubtful accounts in the quarter ended December 31, 2001. As a percentage of total revenue, sales and marketing expense decreased to 29.0% for the three months ended March 31, 2002, from 68.8% for the three months ended March 31, 2001.

General and Administrative.  General and administrative expense include personnel and related overhead costs for finance, human resources, information technology, product operations, and general management and the amortization of intangible assets. General and administrative expense decreased $1.1 million or 33.6% for the three months ended March 31, 2002, to $2.3 million, from $3.4 million in the three months ended March 31, 2001. The decrease was mainly due to a $1.1 million decrease in personnel-related expenses after the Company implemented cost cutting measures throughout the organization. As a percentage of revenue, general and administrative expense decreased to 34.6% in the three months ended March 31, 2002, compared to 78.5% in the three months ended March 31, 2001. The decrease in general and administrative expense as a percentage of revenues for the three months ended March 31, 2002 reflects the higher revenue and lower spending from the comparable period of 2001.

Other Income, Net.  Other income, net consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to the Company’s credit facilities and long-term debt.  Other income, net totaled $44,000 for the three months ended March 31, 2002, compared to $316,000 for the three months ended March 31, 2001. The decrease was as a result of lower interest income from lower average cash and short term investment balances in 2002.

Minority Interest in Consolidated Subsidiary.  Minority interest reflects the interest of minority stockholders in the operating results of the Company’s consolidated subsidiary in the United Kingdom. The Company acquired a controlling interest in this entity in May 1999. For the three months ended March 31, 2002, the amount reflects the portion of losses in this subsidiary that were attributable to minority stockholders.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through private and public placements of equity securities and to a lesser extent through certain credit facilities and long-term debt. As of March 31, 2002, the Company had cash and cash equivalents and short-term investments of $7.3 million and working capital of $7.7 million. The Company believes that its cash and cash equivalents and short-term investments will provide adequate cash to fund its current operations for the next twelve months.

On March 29, 2002, the Company entered into a binding agreement to sell common stock and warrants to purchase common stock to investors in a private placement for aggregate proceeds of approximately $4.8 million. On April 12, 2002 the Company issued 6,686,000 shares of common stock at $0.72 per share and warrants to purchase 3,343,001 shares of common stock at an exercise price of $1.01 per share. The warrants are exercisable for five years, commencing six months from the closing date. The investors in the financing included Special Situations Funds, including Special Situations Technology Funds, L.P., of which Adam Stettner, a member of the Company's Board of Directors, serves as Managing Director, Mr. Ungermann and Dr. Gaut, each of whom are members of the Company’s Board of Directors, and other purchasers.

The Company has experienced significant net operating losses from inception. In the three months ended March 31, 2002, the Company incurred losses of $1.7 million and used $1.8 million of cash in its operating activities.  In 2001, the Company incurred net losses of $31.6 million and used $20.7 million of cash in its operating activities. Management currently expects that operating losses and negative cash flows will continue for the foreseeable future. In 2001, the Company decreased the size of its workforce by 26% and instituted measures to control discretionary spending. Management currently believes that the Company’s existing cash and investments, together with the funds provided pursuant to the stock purchase agreement are adequate to fund the Company’s operations through December 31, 2002. However, the Company’s cash requirements depend on several factors, including the rate of market acceptance of its products and services, the ability to expand and retain its customer base and other factors. If the Company fails to achieve its planned revenue or expense targets, management believes that it has the plans, intent and ability to curtail capital and operating spending to ensure that cash and investments will be sufficient to meet the Company’s cash requirements through December 31, 2002.

In order to aggressively pursue business opportunities, the Company may be required to seek equity investments from existing or potential strategic partners in the future. Should the Company sell additional equity, the sale may result in dilution to the Company’s current stockholders. Should the Company be unsuccessful in its efforts to raise equity from strategic partners, it may seek additional capital from the public and/or private equity markets that will likely result in dilution of the Company’s current stockholders. There can be no assurance that any financing will be available at acceptable terms or at all.

Cash used in operating activities totaled $1.8 million for the three months ended March 31, 2002, compared to $5.3 million for the three months ended March 31, 2001.  Cash used in operating activities primarily consisted of $1.7 million from a net loss adjusted for non-cash items, and an decrease of $1.1 million in accounts payable and $430,000 in accrued liabilities, partially offset by a decrease of $447,000 in inventory, $396,000 in accounts receivable and $230,000 in other assets.  Cash used in operating activities for the three month ended March 31, 2001, reflect $8.3 million from a net loss adjusted for non-cash items, and an increase of $4.1 million in inventory, a decrease of $1.0 million in accounts payable, offset in part by a decrease of $5.6 million in accounts receivable, an increase of $596,000 in accrued liabilities and $351,000 in deferred revenue.

Cash provided in investment activities totaled $1.6 million for the three months ended March 31, 2002, compared to $9.7 million for the three months ended March 31, 2001.  Cash provided by investment activities primarily consisted of $1.8 million of net sales of short-term investments, offset by $256,000 of cash used in the acquisition of property and equipment. Cash provided in investment activities for the three month ended March 31, 2001, primarily consisted of net sales of short-term investments of $9.9 million, offset by the acquisition of property and equipment of $207,000.

Cash provided by financing activities was $8,000 for the three months ended March 31, 2002, principally from the issuance of stock. Cash provided by financing activities was $10,000 for the three months ended March 31, 2001, principally from the increase in capital lease obligations.

New Accounting Pronouncements. On October 3, 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).  SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2003.

In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for transactions occurring after May 15, 2002.  FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt.  FAS 44 set forth industry-specific transitional guidance that did not apply to the Company.  FAS 145 amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.   FAS 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature.  The Company does not expect the adoption of FAS 145 to have a significant impact on its financial position or results of operations.

Risk Factors

In addition to the other information provided in this report, the following risk factors should be considered in evaluating the Company and its business.

The Company has a history of operating losses and will incur losses in the future. The Company may never generate sufficient revenue to achieve profitability.

The Company has incurred operating losses in each quarter since it commenced operations in 1993. The Company expects to continue to devote substantial resources to its research and development and sales and marketing activities. As a result, the Company expects that it will continue to incur operating losses for the foreseeable future. The Company’s revenues increased from $4.4 million for the three months ended March 31, 2001 to $6.6 million for the three months ended March 31, 2002, while its net loss decreased from $8.3 million for the three months ended March 31, 2001 to $1.7 million for the three months ended March 31, 2002. The Company’s revenues decreased from $40 million for the year ended December 31, 2000 to $27.7 million for the year ended December 31, 2001, while its net loss increased from $18.8 million for the year ended December 31, 2000 to $31.6 million for the year ended December 31, 2001. At March 31, 2002, the Company had an accumulated deficit of $88.9 million.

The Company’s quarterly financial results are expected to fluctuate and may cause the price of the Company’s common stock to fall.

The Company has experienced in the past, and is likely to experience in the future, fluctuations in revenue, gross margin and operating results. Various factors could contribute to the fluctuations in revenue, gross margin and operating results, including the Company’s:

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

•                                           cost and outcome of the SEC enforcement proceeding against the Company; and

•                                           selling, general and administrative expenditures.

Additionally, the Company’s operating results may vary significantly depending on a number of factors that are outside of its control. Further, a significant portion of the Company’s expenses are fixed. The Company has made significant progress in reducing its operating expenses in the last year and expects that operating expenses will decrease in the future due to continued expense reduction measures. However, to the extent that operating expenses are not reduced and to the extent that revenue or gross margin cannot be increased, the Company’s business, financial condition and results of operations would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter, as at times in past quarters, the Company’s results of operations will be below the expectations of public market analysts and investors, resulting in a negative impact on the Company’s common stock price.

The Company’s success depends on the market’s acceptance of rich media and Web conferencing services and the Company’s products, including Click to Meet™ and the Multi Conferencing Unit.

The Company’s success depends in part on the market’s acceptance of rich media and Web conferencing services and the Company’s products, including Click to Meet™ and the MCU. Potential end-users must accept video applications as a viable alternative to face-to-face meetings and conventional classroom-based learning. New applications, such as the use of video conferencing in marketing, selling and manufacturing, are still in the development stage. The Company’s contracts with telecommunications service providers to provide broadband video and Web conferencing solutions are in the early stage and only recently has the Company received significant revenue from this market segment. If rich media, Web conferencing and broadband video services fail to achieve broad commercial acceptance or if such acceptance is delayed, the Company’s business, financial condition and results of operations will be materially adversely affected. The Company anticipates that significant revenue and growth in the foreseeable future will come from the sale of its Click to Meet™ and MCU products and services. Broad market acceptance of these products and services is therefore critical to the Company’s operating success.

The Company faces potential delisting from The Nasdaq National Market. If delisting occurs, the market price and market liquidity of the Company’s common stock will be adversely affected.

The Company’s common stock is listed on The Nasdaq National Market. Pursuant to its rules, The Nasdaq National Market may commence procedures to delist any shares trading below $1.00 per share on The Nasdaq National Market for a period of 30 consecutive trading days. The Company’s common stock has at times been trading below $1.00 per share. In March 2002, the Company received notice from The Nasdaq National Market of its non-compliance with the Nasdaq rules. If the Company is unable to regain compliance, or if appeals to The Nasdaq National Market for relief from compliance are unsuccessful, then the Company’s common stock will be delisted from The Nasdaq National Market. On May 10, 2002, the last sale reported on the Nasdaq National Market System for the Company’s stock was at $0.75.

If delisting occurs, the trading of the Company’s common stock is likely to be conducted on the OTC Bulletin Board, which will have an adverse affect on the market price of the Company’s common stock and on the ability of stockholders and investors to buy and sell the common stock. If delisting occurs you may lose some or all of your investment.

The Company’s inability to secure additional funding could adversely effect its business.

In order to meet the Company’s anticipated working capital and Company’s capital expenditure requirements, the Company may need to raise additional funds through the issuance of equity securities in the future. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, and the new equity securities may have rights, preferences or privileges senior to those of the holders of the Company’s common stock. Additional financing may not be available when needed or on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be required to delay, reduce or eliminate some or all of its development programs for its products or services, and may be unable to take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company’s business, financial condition and operating results.

The Company faces potential volatility in its common stock price.

The market price of the Company’s common stock has been extremely volatile in the past and, like that of other technology companies, may be subject to significant volatility in the future, depending upon many factors, including:

•                                           fluctuations in the Company’s financial results;

•                                           technological innovations or new commercial products developed by the Company or its competitors;

•                                           establishment of and success of corporate partnerships or licensing arrangements;

•                                           announcements regarding the acquisition of technologies, products or companies;

•                                           regulatory changes and developments that affect the Company’s business;

•                                           developments or disputes concerning patent and proprietary rights and other legal matters;

•                                           an adverse outcome from the SEC enforcement proceedings;

•                                           issuance of new or changed stock market analyst reports and/or recommendations; and

•                                           economic and other external factors.

One or more of these factors could significantly harm the Company’s business and decrease the price of its common stock in the public market. Severe price fluctuations in a company’s stock have frequently been followed by securities litigation. Such litigation can result in substantial costs and a diversion of management’s attention and resources and therefore could have a material adverse effect on the Company’s business, financial condition and results of operations. Past financial performance of the Company should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The Company has a history of generating a large percentage of its revenue at the end of each quarterly accounting period.

Due to the way that many customers in the Company’s target markets allocate and spend their budgeted funds for acquisition of the Company’s products and other products, a large percentage of the Company’s business is booked at the end of each quarterly accounting period. Because of this, the Company may not be able to reliably predict order volumes or prepare orders for shipment on time. If the Company is unable to ship its customer orders on time, there could be a material adverse effect on the Company’s results of operations.

The Company’s success depends on the performance of participants in the Company’s distribution channels.

The Company currently sells its products through OEMs, distributors and resellers. The Company’s future performance will depend in large part on sales of its products through these distribution relationships, such as SBC Communications, Verizon and other key partners. Agreements with distribution partners generally provide for discounts based on the Company’s list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, entities that distribute the Company’s products may compete with the Company. In addition, OEMs, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling the Company’s products. The Company additionally depends on its respective distribution relationships for most customer support, and expends significant resources to train its respective OEMs, distributors and resellers to support customers. These entities can generally terminate the distribution relationship upon 30 days notice. The loss of a distribution relationship or a decline in the efforts of a material distributor, or loss in business or cancellation of orders from, significant changes in scheduled deliveries to, or decreases in the prices of products sold to, any of these distribution relationships could have a material adverse effect on the Company’s results of operations.

The Company expects to rely on a limited number of large customer projects for its revenue in the future. Losing one or more of these customers may adversely affect the Company’s future revenue.

The Company depends on a limited number of large end-user projects for a majority of its revenue, which has resulted in, and may in the future result in, significant fluctuations in quarterly revenue. The Company expects that revenue from the sale of products to large resellers and telecommunications service providers will continue to account for a significant percentage of its revenue in any particular quarter for the foreseeable future. Additionally, a significant portion of Company’s sales of video networking products has historically been to government agencies, such as military and educational institutions, or to third parties using the Company’s products on behalf of government agencies. Such government customers are often subject to budgetary pressures and may from time to time reduce their expenditures and/or cancel orders. The loss of any major customer, or any reduction or delay in orders by a customer, or the failure of the Company or its distribution partners to market the Company’s products successfully to new customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Because sales of some of the Company’s products require a lengthy sales effort and implementation cycle, revenue may be unpredictable and the Company’s business may be harmed.

Sales of some of the Company’s products have required and will continue to require an extended sales effort. For some projects the period from an initial sales call to an end-user agreement can range from six to twelve months, and can be longer. Therefore, the timing of revenue booking and recognition may be unpredictable. A lengthy delay in recognizing revenue could have a material adverse effect on the Company’s business, financial condition and results of operations.

Rapid technological change and evolving industry standards and regulations may impair the Company’s ability to develop and market its products and services.

Rapid technological change and evolving industry standards characterize the market for the Company’s products and services. The Company’s success will depend, in part, on its ability to maintain technological leadership and enhance and expand its existing product and services offerings. The Company’s success also will depend in part upon its ability and the ability of its strategic partners to comply with evolving industry standards. The Company’s products must meet a significant number of domestic and international video, voice and data communications regulations and standards, some of which are evolving as new technologies are deployed. The Company’s products are currently in compliance with applicable regulatory requirements. However, as standards evolve, the Company will be required to modify its products, or develop and support new versions of its products. In addition, telecommunications service providers require that equipment connected to their networks comply with their own environment and standards, which may vary from industry standards.

The Company’s ability to compete successfully is also dependent upon the continued compatibility and interoperability of its products with products and architectures offered by other vendors. The Company’s business, financial condition and results of operations would be materially adversely affected if it were unable in a timely manner to comply with evolving industry standards or to address compatibility issues. In addition, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company’s existing product offerings. The announcement of product enhancements or new product or service offerings could cause customers to defer purchasing the Company’s products. In addition, the Company has experienced delays in the introduction of new products in the past and may experience such delays in the future. The failure of the Company to successfully introduce new products, product enhancements or services on schedule or in time to meet market opportunities, or customer delays in purchasing products in anticipation of new product introductions or because of changes in industry standards, could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company faces intense competition from other industry participants and may not be able to compete effectively.

The market for Web conferencing and networking products and services is extremely competitive. Because the barriers to entry in the market are relatively low and the potential market is large, the Company expects continued growth in existing competitors and the entrance of new competitors in the future. Many of the Company’s current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than that of the Company. As a result, these companies may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their competing products and services.

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

•                                           the pricing policies of the Company’s competitors and suppliers;

•                                           the Company’s ability to hire and retain highly qualified employees;

•                                           continued investment in research and development;

•                                           continued investment in sales and marketing; and

•                                           the adoption and evolution of industry standards.

The Company’s business may be harmed if it is unable to protect its proprietary rights.

The Company’s success and ability to compete in the rich media Web conferencing and collaboration solutions market depends, in part, upon its ability to protect its proprietary technology. The Company may be unable to deter misappropriation of its proprietary technology, detect unauthorized use, and take appropriate steps to enforce its intellectual property rights.

The Company does not rely on patent protection for its products, and does not hold any patents, although it has filed two patent applications relating to systems and methods for continuous presence video conferencing and initiation and support of video conferencing using instant messaging. These patent applications may not be approved, however, and even if issued by the United States Patent and Trademark Office, they may not give the Company an advantage over competitors. The Company’s adherence to industry-wide technical standards and specifications may limit its opportunities to provide proprietary product features. The Company currently licenses certain technology from third parties and plans to continue to do so in the future. The commercial success of the Company will depend, in part, on its ability to continue to obtain licenses to use third-party technology in its products.

The Company relies upon a combination of trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its technology. The Company also enters into confidentiality and invention assignment agreements with its employees and enters into non-disclosure agreements with its consultants, suppliers, distributors and customers to limit access to and disclosure of its proprietary information. However, these statutory and contractual arrangements may not be sufficient to deter misappropriation of the Company’s proprietary technologies. In addition, independent third parties may develop similar or superior technologies to those of the Company. Furthermore, the laws of some foreign countries do not provide the same degree of protection of the Company’s proprietary information as do the laws of the United States.

Claims by third parties that the Company infringes their proprietary technology could prevent the Company from offering its products or otherwise hurt the Company’s business.

The commercial success of the Company also will depend, in part, on the Company not breaching third-party intellectual property rights. The Company licenses certain third-party technology for use in its products, but is subject to the risk of litigation alleging infringement of other third–party intellectual property rights. A number of companies have developed technologies or received patents on technologies that may be related to or be competitive with the Company’s technologies. The Company has not conducted a patent search relating to the technology used in its products. In addition, since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed, which, if issued as patents, would relate to the Company’s products. The

Company’s lack of patents may inhibit the Company’s ability to negotiate or obtain licenses from or oppose patents of third parties, if necessary.

The Company could incur substantial costs in defending itself and its customers against any intellectual property litigation, regardless of the merits of such claims. The Company may also be required by contract or by statutory implied warranties to indemnify its distribution partners and end-users against third–party infringement claims. Parties making infringement claims against the Company may be able to obtain injunctive or other equitable relief which could effectively block the Company’s ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. The Company, or its customers, may not be able to obtain necessary licenses from third parties at a reasonable cost, or at all. The defense of any lawsuit could result in time-consuming and expensive litigation, damages, license fees, royalty payments and restrictions on the Company’s ability to sell its products, any of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company is dependent on key personnel and must hire and retain skilled personnel.

The Company’s success is significantly dependent on the contributions of a number of its key personnel. The Company’s success depends to a significant degree on the services of Ralph Ungermann, its executive chairman of the board of directors, and Killko Caballero, its chief executive officer and president. The loss of the services of either of these individuals or any of the Company’s key personnel could have a material adverse effect on the Company. The Company believes that its future success also will depend upon its ability to attract and retain additional highly skilled technical, managerial, manufacturing, sales and marketing personnel. Competition for these personnel is intense. The Company may not be able to anticipate accurately, or to obtain, the personnel that it may require in the future.

The Company’s reliance on third party manufacturers and suppliers could adversely affect the Company’s business.

The Company currently outsources the manufacturing of some of its products and purchases critical components for some of its products from single suppliers. The Company relies on several vendors to manufacture certain of its products. If one or more of these manufacturers experiences quality control or other problems, product shipments by the Company may be delayed. The Company does not have long-term agreements with suppliers, and its current suppliers are not obligated to provide components to the Company for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Qualifying additional suppliers is a time consuming and expensive process, and there is a greater likelihood of problems arising during a transition period to a new supplier. If the Company is required to find replacements for its manufacturers or suppliers, this could result in short-term cost increases and delays in delivery, which could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company may not be able to continue to negotiate arrangements with its existing, or any future, manufacturers or suppliers on terms favorable to the Company.

The Company faces additional risks from its international operations.

The Company’s international business involves a number of risks that could adversely affect its operating results or contribute to fluctuations in those results. The Company’s revenue from international sales represented 32% of its total revenue in the three months ended March 31, 2002, 21% of its total revenue in 2001 and 12% of its total revenue in 2000. The Company intends to seek opportunities to expand its product and service offerings into additional international markets, although the Company may not succeed in developing localized versions of its products for new international markets or in marketing or distributing products and services in those markets.

The majority of the Company’s international sales are currently denominated in U.S. dollars. However, it is possible that a significantly higher level of future sales of the Company’s products may be denominated in foreign currencies. To the extent that the Company’s sales are denominated in currencies other than U.S. dollars, fluctuations in exchange rates may result in foreign exchange losses. The Company does not have experience in implementing hedging techniques that might minimize the Company’s risks from exchange rate fluctuations.

                The Company’s international business also involves a number of other difficulties and risks, including risks associated with:

•                                           changing economic conditions and political instability in foreign countries;

•                                           export restrictions and export controls relating to the Company’s technology;

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

The Company’s software products may contain undetected defects.

Software developed by the Company or developed by others and incorporated by the Company into its products may contain significant undetected errors, especially when first released or as new versions are released. Although the Company’s software products are tested before commercial release, errors in the products may be found after customers begin to use the software. Any defects in the Company’s current or future products may result in significant decreases in revenue or increases in expenses because of adverse publicity, reduced orders, product returns, uncollectible accounts receivable, delays in collecting accounts receivable, and additional and unexpected costs of further product development to correct the defects.

Control By Insiders

As of April 15, 2002, the Company’s executive officers, directors and their affiliates beneficially owned approximately 10,424,812 shares or 22.6% of the outstanding shares of the Company’s outstanding common stock, on an as-converted to common stock basis. As a result, these persons may have the ability to effectively control the Company and direct its affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of these stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk exposures as set forth in its Annual Report on Form 10-K/A for the year ended December 31, 2001, have not materially changed.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

On or about April 9, 1999, several purported class action suits were filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company’s reporting of its financial results for the period ended December 31, 1998. The court dismissed these actions without leave to amend on February 14, 2000 and the plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal was taken under submission by the court of Appeals following the filing of briefs by the parties and the presentation of oral argument on July 11, 2001. On March 15, 2002, the Court of Appeals affirmed the district court’s judgment, dismissing the complaint without leave to amend. On March 28, 2002, plaintiffs filed a Petition for Rehearing in the Ninth Circuit. On April 5, 2002, the Ninth Circuit denied the plaintiffs' Petition for Rehearing.

On April 23, 2001, the Company received notice of a stockholder’s derivative action filed in California Superior Court in the County of Santa Clara, alleging that, among other things, certain directors and officers of the Company sold shares of the Company’s common stock between January 21, 1999 and April 6, 1999, while in possession of material non-public information pertaining to the Company. The Company and the individual defendants demurred to the complaint, and moved to dismiss the action, or in the alternative to stay the action pending the outcome of the appeal in the related federal court class action or, if necessary, the investigation of the claims by the Company. The court granted the demurrer in part and denied it in part, granting plaintiff leave to file an amended complaint, and stayed the action pending the outcome of the appeal in the federal court class action. The court also ordered that certain limited discovery of documents could take place with respect to the filing of the amended complaint. In December 2001, the plaintiff moved for leave to take certain third–party discovery. The motion was denied by the court. Plaintiff filed an amended complaint on February 22, 2002. A hearing on the defendants’ demurrer to the amended complaint is scheduled to take place on May 21, 2002. The parties have tentatively agreed to a continuance of the hearing in order to permit them to engage in settlement discussions with a third-party mediator.

On April 25, 2002, the Company was informed by the staff of the SEC that the staff intends to recommend that the SEC commence an enforcement action against the Company, Ralph Ungermann and two former officers of the Company in connection with the Company’s January 1999 announcement of unaudited financial results for the quarter and year ended December 31, 1998, which were revised by the Company prior to the release of the Company’s Form 10-K in April 1999.  The staff indicated that the basis for such an action would be allegations that the January 1999 announcement was misleading and/or the result of inadequate financial controls.  The staff did not state what remedies it would seek in such an action, but noted that the remedies it might seek could include an injunction against future violations, disgorgement, civil penalties and an officer and director bar against the individuals.  The Company expresses no opinion as to the likely outcome of this matter.  While no assurances can be provided, the Company does not believe that the investigation will have a material adverse effect on its business, financial condition or results of operations. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period.

Item 2:  Changes in Securities

On March 29, 2002, the Company entered into a purchase agreement with certain investors pursuant to which the Company agreed to issue and sell an aggregate of 6,686,000 shares of Common Stock at a per share purchase price of $0.72, the closing bid price of the Common Stock as traded on The Nasdaq National Market ("Nasdaq") on the date immediately prior to the date the parties signed the purchase agreement for the transaction, to the following investors: (i) Special Situations Fund III, L.P.; (ii) Special Situations Cayman Fund, L.P.; (iii) Special Situations Technology Fund, L.P.; (iv) Stratford Partners, L.P.; (v) Ralph Ungermann; (vi) Norman Gaut; (vii) Net One Systems Co., LTD; and (vii) Shigeru Ota. In addition, the Company agreed to issue warrants to the investors to purchase up to 3,343,001 shares of Common Stock exercisable at any time on or after October 12, 2002 at an exercise price of $1.01 per share (a 40% premium to the fair market value as determined by the Nasdaq rules). The closing occured on April 12, 2002, pursuant to which the Company issued the Common Stock and warrants for aggregate cash proceeds of $4,813,290. Pursuant to a registration rights agreement, the Company filed a Form S-3 registration statement (File No. 333-88058) with the SEC on May 10, 2002 covering the resale of the shares of its Common Stock issued and the Common Stock issuable upon exercise of warrants in the private placement.

The parties intended the private placement to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Regulation D promulgated thereunder. Each of the investors represented that it is an accredited investor and its intention was to acquire the securities for investment only and not with a view to distribution thereof. An appropriate legend was affixed to each Common Stock certificate and warrant. Each investor was knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the Company or had adequate access, through its business relationships with the Company, to information about the Company.

Item 6.

Exhibits and Reports on Form 8-K.

(a)                                          Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.1(i)	Certificate of Ownership and Merger, effective August 3, 1998 (2)
3.1(ii)	Certificate of Designation of Series A Convertible Preferred Stock (3)
3.1(iii)	Certificate of Ownership and Merger, effective February 5, 2001 (4)
3.1(iv)	Certificate of Amendment of Restated Certificate of Incorporation filed on June 19, 2001 (4)
3.2	Amended Bylaws of the Company (5) (Exhibit 3.3)
4.1	Specimen Common Stock Certificate (6)
4.2	Specimen Series A Convertible Preferred Stock Certificate (3)
4.3	Warrant to purchase 2,614,377 shares of the Company’s Common Stock, dated May 7, 2001 issued by the Company to PictureTel Corporation (7)
4.4	Warrant to purchase 850,000 shares of the Company’s Common Stock, dated June 8, 2000 issued by the Company to Vulcan Ventures Incorporated (5) (Exhibit 10.5)
4.5	Warrant to purchase 18,750 shares of the Company’s Common Stock, dated April 11, 1997 issued by the Company to Silicon Valley Bank (1) (Exhibit 10.18)
4.6	Warrant to purchase the Company's Common Stock, dated April 12, 2002, issued by the Company to the purchasers and in the amounts as set forth on Schedule A attached thereto (8) (Exhibit 4.3)
10.1	Employment and Non-Competition Agreement, dated March 22, 2001, between the Company and Killko Caballero (9) (Exhibit 10.40)
10.2	Offer Letter, dated January 7, 2002 between the Company and Timothy Rogers.
10.3	Letter Agreement, dated January 7, 2002 between the Company and Randy Acres.
10.4	Letter Agreement, dated January 7, 2002 between the Company and Raymond Cavanaugh.
10.5	Release and Waiver, dated March 12, 2002 between the Company and James Griffin.
10.6	Letter Agreement, dated March 20, 2002 between the Company and Robert Scott.
10.7	Purchase Agreement, dated as of March 29, 2002, by and among the Company and each of the purchasers listed therein (8) (Exhibit 4.1)
10.8	Registration Rights Agreement, dated April 12, 2002, by and among the Company and each of the purchasers listed therein (8) (Exhibit 4.2)
10.9	Amended and Restated Promissory Note and related Security Agreement executed by Killko Caballero in favor of the Company.

(1)                                  Incorporated by reference to the corresponding or indicated exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-38755), as filed on October 24, 1997.

(2)                                  Incorporated by reference to the corresponding or indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998, as filed on August 11, 1998 (File No. 000-23305).

(3)                 Incorporated by reference to the corresponding or indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed on August 14, 2000 (File No. 333-72533).

(4)                 Incorporated by reference to the corresponding or indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, as filed on August 15, 2001 (File No. 000-23305).

(5)                 Incorporated by reference to the corresponding or indicated exhibit to the Company’s Annual Report on Form 10-K 405/A for the period ended December 31, 1999, as filed on April 15, 2000 (File No. 333-72533).

(6)                 Incorporated by reference to the corresponding or indicated exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-38755), as filed on December 4, 1997.

(7)                 Incorporated by reference to the corresponding or indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, as filed on November 14, 2001 (File No. 000-23305).

(8)                 Incorporated by reference to the corresponding or indicated exhibit to the Company's Registration Statement on Form S-3 (File No. 333-88058), as filed on May 10, 2002.

(9)                 Incorporated by reference to the corresponding or indicated exhibit to the Company's Registration Statement on Form S-4 (File No. 333-59480), as filed on April 25, 2001.

(b)           Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001	FIRST VIRTUAL COMMUNICATIONS, INC.

	By:	/s/ Timothy A. Rogers
Timothy A. Rogers
Chief Financial Officer and Senior Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.1(i)	Certificate of Ownership and Merger, effective August 3, 1998 (2)
3.1(ii)	Certificate of Designation of Series A Convertible Preferred Stock (3)
3.1(iii)	Certificate of Ownership and Merger, effective February 5, 2001 (4)
3.1(iv)	Certificate of Amendment of Restated Certificate of Incorporation filed on June 19, 2001 (4)
3.2	Amended Bylaws of the Company (5) (Exhibit 3.3)
4.1	Specimen Common Stock Certificate (6)
4.2	Specimen Series A Convertible Preferred Stock Certificate (3)
4.3	Warrant to purchase 2,614,377 shares of the Company’s Common Stock, dated May 7, 2001 issued by the Company to PictureTel Corporation (7)
4.4	Warrant to purchase 850,000 shares of the Company’s Common Stock, dated June 8, 2000 issued by the Company to Vulcan Ventures Incorporated (5) (Exhibit 10.5)
4.5	Warrant to purchase 18,750 shares of the Company’s Common Stock, dated April 11, 1997 issued by the Company to Silicon Valley Bank (1) (Exhibit 10.18)
4.6	Warrant to purchase the Company's Common Stock, dated April 12, 2002, issued by the Company to the purchasers and in the amounts as set forth on Schedule A attached thereto (8) (Exhibit 4.3)
10.1	Employment and Non-Competition Agreement, dated March 22, 2001, between the Company and Killko Caballero (9) (Exhibit 10.40)
10.2	Offer Letter, dated January 7, 2002 between the Company and Timothy Rogers.
10.3	Letter Agreement, dated January 7, 2002 between the Company and Randy Acres.
10.4	Letter Agreement, dated January 7, 2002 between the Company and Raymond Cavanaugh.
10.5	Release and Waiver, dated March 12, 2002 between the Company and James Griffin.
10.6	Letter Agreement, dated March 20, 2002 between the Company and Robert Scott.
10.7	Purchase Agreement, dated as of March 29, 2002, by and among the Company and each of the purchasers listed therein (8) (Exhibit 4.1)
10.8	Registration Rights Agreement, dated April 12, 2002, by and among the Company and each of the purchasers listed therein (8) (Exhibit 4.2)
10.9	Amended and Restated Promissory Note and related Security Agreement executed by Killko Caballero in favor of the Company.

(1)                 Incorporated by reference to the corresponding or indicated exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-38755), as filed on October 24, 1997.

(2)                 Incorporated by reference to the corresponding or indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998, as filed on August 11, 1998 (File No. 000-23305).

(3)                 Incorporated by reference to the corresponding or indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed on August 14, 2000 (File No. 333-72533).

(4)                 Incorporated by reference to the corresponding or indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, as filed on August 15, 2001 (File No. 000-23305).

(5)                 Incorporated by reference to the corresponding or indicated exhibit to the Company’s Annual Report on Form 10-K 405/A for the period ended December 31, 1999, as filed on April 15, 2000 (File No. 333-72533).

(6)                 Incorporated by reference to the corresponding or indicated exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-38755), as filed on December 4, 1997.

(7)                 Incorporated by reference to the corresponding or indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, as filed on November 14, 2001 (File No. 000-23305).

(8)                 Incorporated by reference to the corresponding or indicated exhibit to the Company's Registration Statement on Form S-3 (File No. 333-88058), as filed on May 10, 2002.

(9)                 Incorporated by reference to the corresponding or indicated exhibit to the Company's Registration Statement on Form S-4 (File No. 333-59480), as filed on April 25, 2001.