Form 10-Q
period 2002-06-30
FIRST VIRTUAL COMMUNICATIONS INC
filed 2002-08-14
CIK 920317

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2002

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

Common Stock, $0.001 par value	40,328,535 shares
(Class)	Outstanding as of August 8, 2002

First Virtual Communications, Inc.

Form 10-Q

i

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

First Virtual Communications, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2002 (Unaudited)	December 31, 2001 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,305	$6,946
Short-term investments	495	2,438
Accounts receivable	6,524	6,365
Inventory	1,639	3,188
Prepaids and other current assets	1,056	1,227
Total current assets	20,019	20,164
Property and equipment, net	2,847	3,183
Other assets	398	322
Intangible assets, net	13,807	14,489
	$37,071	$38,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$261	$36
Accounts payable	3,372	3,268
Accrued liabilities	4,076	5,561
Deferred revenue	4,137	2,936
Total current liabilities	11,846	11,801

Long-term debt, net of current portion	225	—

Minority interest in consolidated subsidiary	5	—

Stockholders’ equity:
Convertible Preferred Stock, $.001 par value; 5,000,000 shares authorized; 27,437 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 40,116,179 and 33,327,995 shares issued and outstanding, respectively	40	33
Additional paid-in capital	118,333	113,437
Accumulated other comprehensive loss	74	153
Accumulated deficit	(93,452)	(87,266)
Total stockholders’ equity	24,995	26,357
	$37,071	$38,158

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Revenue
Software	$1,916	730	$5,998	763
Product	3,568	5,695	4,909	9,001
Support Services	1,160	1,710	2,338	2,753
Total Revenue	6,644	8,135	13,245	12,517

Cost of revenue	3,653	4,389	5,001	6,976

Gross profit	2,991	3,746	8,244	5,541

Operating expense:
Research and development	2,431	2,842	5,188	6,828
Sales and marketing	2,375	2,353	4,290	5,368
General and administrative	2,777	3,070	5,061	6,509
Acquisition and other non-recurring charges	—	1,781	—	1,781
Total operating expense	7,583	10,046	14,539	20,486

Operating loss	(4,592)	(6,300)	(6,295)	(14,945)

Other income, net	48	170	92	486
Minority interest in consolidated subsidiary	32	(12)	17	(14)

Net loss	$(4,512)	$(6,142)	$(6,186)	$(14,473)

Basic and diluted net loss per share	$(0.12)	$(0.33)	$(0.17)	$(0.79)

Shares used in computing basic and diluted net loss per share	38,445	18,859	36,267	18,238

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands; unaudited)

	Six Months Ended June 30
	2002	2001

Cash flows from operating activities:
Net Loss	$(6,186)	$(14,473)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	1,587	1,900
Provision for doubtful accounts	509	—
Acquired in-process research and development	—	276
Other non-recurring costs	—	1,083
Provision for inventory	1,000	592
Other	(98)	(9)
Changes in assets and liabilities:
Accounts receivable	(441)	2,422
Inventory	549	(4,143)
Prepaid expenses and other assets	(121)	(1,407)
Accounts payable	104	(1,385)
Accrued liabilities	(1,185)	(1,389)
Deferred revenue	1,201	1,332
Net cash used in operating activities	(3,081)	(15,201)

Cash flows from investing activities:
Acquisition of property and equipment, net	(430)	218
Proceeds from sales of short-term investments, net	1,848	12,032
Cash acquired in acquisition of CUseeMe Networks, Inc.	—	6,601
Net cash provided by investing activities	1,418	18,851

Cash flows from financing activities:
Proceeds from issuance of common stock, net	5,022	170
Repayment of Capital lease obligations	—	29
Net cash provided by financing activities	5,022	199

Net increase in cash and cash equivalents	3,359	3,849
Cash and cash equivalents at beginning of period	6,946	7,077

Cash and cash equivalents at end of period	$10,305	$10,926

Supplemental cash flow information:

Common stock issued and options and warrant assumed in connection with acquisition of CUseeMe Networks, Inc.	$—	$20,190

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation

First Virtual Communications, Inc. (the “Company”) has prepared the accompanying financial data for the quarterly period ended June 30, 2002 pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2002, consolidated results of operations for the three and six months ended June 30, 2002 and 2001, and consolidated cash flow activities for the six months ended June 30, 2002 and 2001.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K/A.

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

Marketable securities are comprised as follows (in thousands):

	June 30, 2002	December 31, 2001
Available-for-sale:
Corporate debt	$407	$414
Corporate medium-term notes	—	1,850
Certificate of Deposit	70	60
Equity securities	18	114
	$495	$2,438

As of June 30, 2002, the Company’s available for sale securities had contractual maturities of less than one year. Available-for-sale securities are comprised as follows at June 30, 2002 and December 31, 2001 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2001
Equity securities	$169	$—	$(55)	$114
Debt securities	2,320	5	(1)	2,324
Total	$2,489	$5	$(56)	$2,438

June 30, 2002
Equity securities	$169	$—	$(151)	$18
Debt securities	477	—	—	477
Total	$646	$—	$(151)	$495

3.  Inventory

Inventories as of June 30, 2002 and December 31, 2001 were (in thousands):

	June 30, 2002	December 31, 2001

Raw materials	$1,052	$2,384
Finished goods	587	804
Total inventory	$1,639	$3,188

4.  Net Loss Per Share

Basic loss per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, such as shares of unvested restricted common stock. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding.

As a result of the losses incurred by the Company for the three and six months ended June 30, 2002 and 2001, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods.

The following table summarizes securities outstanding that were not included in the calculations of diluted net loss per share for the three and six months ended June 30, 2002 and 2001, since their inclusion would be anti-dilutive:

	Three and Six months ended June 30,
	2002	2001
	(in thousands)
Unvested restricted common stock		—
Common stock options	11,501	12,208
Common stock warrants	6,913	3,589
Convertible preferred stock	3,617	5,617

The common stock warrants are exercisable at $.91 to $12.00 per share and expire at various times from December 31, 2002 through April 12, 2007.  The stock options outstanding at June 30, 2002, had a weighted average exercise price per share of $2.72, and expire beginning in June 2004 through June 2012.

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

Components of intangible assets were as follows (in thousands):

	June 30 , 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Purchased technology	$6,161	$(1,222)	$6,161	$(651)
Assembled workforce	—	—	1,505	(159)
Trademark	661	(132)	661	(70)
Other	668	(270)	218	(74)

Total	$7,490	$(1,624)	$8,545	$(954)

Unamortized intangible assets:
Goodwill	$9,069	$(1,128)	$8,026	$(1,128)

The Company reclassified previously identified intangible assets related to the purchase of an assembled workforce with a net unamortized balance of $1,346,000 to goodwill.  During the six months ended June 30, 2002, the Company settled certain pre-acquisition contingencies, resulting in a net decrease of goodwill in the amount of approximately $303,000.

Aggregate amortization expense was $441,000 for the three months ended June 30, 2002 and $154,000 for the three months ended June 30, 2001. Aggregate amortization expense was $821,000 for the six months ended June 30, 2002 and $308,000 for the six months ended June 30, 2001.  As of June 30, 2002, future estimated amortization expense is expected to be: $0.8 million for the second half of 2002, $1.5 million for 2003, $1.5 million for 2004, $1.4 million for 2005 and $0.6 million for 2006.

Net income on a pro forma basis, excluding goodwill amortization expense, would have been as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Reported net loss	$(4,512)	$(6,142)	$(6,186)	$(14,473)
Adjustments
Goodwill amortization	—	154	—	308

Adjusted net income/(loss)	(4,512)	(5,988)	(6,186)	(14,165)

Basic and diluted net loss per share
Reported net loss	$(0.12)	$(0.33)	$(0.17)	$(0.79)
Adjusted net loss	$(0.12)	$(0.32)	$(0.17)	$(0.78)

6.  Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

Components of accumulated other comprehensive loss consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Foreign currency translation	$225	$204
Unrealized loss on marketable securities, net of income taxes	(151)	(51)
	$74	$153

Comprehensive losses for the three and six month periods ended June 30, 2002 and 2001 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net loss, as reported	$(4,512)	$(6,142)	$(6,186)	$(14,473)
Cumulative translation adjustment	(54)	(10)	(21)	26
Unrealized gain (loss) on marketable securities, net of Income Taxes	(44)		(95)

Comprehensive loss	$(4,610)	$(6,132)	$(6,302)	$(14,447)

7.  Litigation

On April 23, 2001, the Company received notice of a stockholder’s derivative action filed in California Superior Court in the County of Santa Clara, alleging that, among other things, certain directors and officers of the Company sold shares of the Company’s common stock between January 21, 1999 and April 6, 1999, while in possession of material non-public information pertaining to the Company. The Company and the individual defendants demurred to the complaint, and moved to dismiss the action, or in the alternative to stay the action pending the outcome of the appeal in the related federal court class action or, if necessary, the investigation of the claims by the Company. The court granted the demurrer in part and denied it in part, granting plaintiff leave to file an amended complaint, and stayed the action pending the outcome of the appeal in the federal court class action. The court also ordered that certain limited discovery of documents could take place with respect to the filing of the amended complaint. In December 2001, the plaintiff moved for leave to take certain third-party discovery. The motion was denied by the court. Plaintiff filed an amended complaint on February 22, 2002. A hearing on the defendants’ demurrer to the amended complaint was scheduled to take place on May 21, 2002. The parties agreed to a continuance of the hearing in order to permit them to engage in settlement discussions with a third-party mediator. On July 25, 2002, the parties reached a tentative settlement of the derivative action, subject to a number of conditions, including approval of the settlement by a special committee of independent directors appointed by the Company’s Board of Directors and empowered to act on behalf of the Company with respect to the action. Under the terms of the tentative settlement, the Company would not pay any money to any party in connection with the settlement, nor would it pay any money as indemnification to present or former officers and directors in the event of a settlement of the SEC enforcement action described in the following paragraph.

On April 25, 2002, the Company was informed by the staff of the SEC that the staff intends to recommend that the SEC commence an enforcement action against the Company, Ralph Ungermann and two former officers of the Company in connection with the Company’s January 1999 announcement of unaudited financial results for the quarter and year ended December 31, 1998, which were revised by the Company prior to the release of the Company’s Form 10-K in April 1999.  The staff indicated that the basis for such an action would be allegations that the January 1999 announcement was misleading and/or the result of inadequate financial controls.  The staff did not state what remedies it would seek in such an action, but noted that the remedies it might seek could include an injunction against future violations, disgorgement, civil penalties and an officer and director bar against the individuals.  The Company expresses no opinion as to the likely outcome of this matter.  While no assurances can be provided, the Company does not believe that the investigation will have a material adverse effect on its business, financial condition or results of operations. However, the Company's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period.

8.  New Accounting Pronouncements

On October 3, 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).  SFAS 144 supercedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2003.

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

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)."  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company is currently evaluating the provisions of SFAS 146 but does not believe that the adoption will have a material impact on its results of operations, financial position, or cash flows.

9.  Issuance of common stock and warrants

                On March 29, 2002, the Company signed a definitive binding agreement to raise approximately $4.8 million from a private placement of its common stock and warrants.  On April 12, 2002, the Company issued 6,686,000 shares of common stock at $0.72 per share and warrants to purchase 3,343,001 shares of common stock at an exercise price of $1.01 per share. The warrants are exercisable for five years, commencing six months from the closing date. Among others, the investors in the offering included Mr. Ungermann and Dr. Gaut, members of the Company’s Board of Directors, and Special Situations Technology Fund L.P., of which Adam Stettner, a member of the Company’s Board of Directors, serves as the Managing Director.

10.  Subsequent Event(s)

On July 31, 2002 the Company acquired the remaining 48% interest in its subsidiary in the United Kingdom in exchange for $259,098 in cash and potential future payments based on financial performance.

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

In the three months ended June 30, 2002, the Company recorded $6.6 million in revenue, a decrease of 18.3% compared to the same period of the previous year.  In the six months ended June 30, 2002, the Company recorded $13.2 million in revenue, an increase of 5.8% compared to the same period of the previous year. The Company derived its revenue in the three months and six months ended June 30, 2002 from the sale of products and services to distributors, value added resellers, federal government agencies, enterprise customers and telecommunications service providers. The Company sells primarily through indirect sales channels and telecommunications service providers, which include companies such as Net One Systems, Hitron, Electronic Data Systems, AT&T and France Telecom.  For the three months ended June 30, 2002, 54.3% of the Company’s revenue was from enterprise customers and 45.7% was from service providers, compared to 52.3% from enterprise customers and 47.7% from service providers in the same period of the prior year. For the six months ended June 30, 2002, 70.6% of the Company’s revenue was from enterprise customers and 29.4% was from service providers, while for the six months ended June 30, 2001, revenue from enterprise customers was 63.0% and 37.0% was from service providers. The Company’s internal sales force qualifies and stimulates end-user demand, and manages the Company’s strategic relationships with its distribution partners, including original equipment manufacturers, or OEMs, and value added resellers, or VARs, and systems integrators.  AT&T Corporation accounted for 36.7% of net revenue in the three months ended June 30, 2002, and AT&T Corporation and a federal government agency accounted for 19.0% and 14.1%, respectively, of net revenue in the six months ended June 30, 2002.  Electronic Data Systems accounted for 15.6% of net revenue in the three months ended June 30, 2001, and Electronic Data Systems accounted for 14.8% of net revenue in the six months ended June 30, 2001.  At June 30, 2002, two customers accounted for 19.6% of total accounts receiveable.  At June 30, 2001, one customer accounted for 12.5% of total accounts receiveable.

The Company maintains sales offices in the United Kingdom, France, Italy, Hong Kong and Japan, and distributes its products under the FVC.COM name in both Europe and Asia through resellers and distributors in more than 25 countries. Sales in Asia, excluding Japan, are conducted through the Company’s Hong Kong sales subsidiary, since the Company’s acquisition of its exclusive distributor for Asia in January of 2002. For the three months ended June 30, 2002 and June 30, 2001, approximately 28.0% and 19.6%, of the Company’s sales were generated from customers outside of the United States.  For the six months ended June 30, 2002 and June 30, 2001, approximately 30.2% and 21.3% of the Company's sales were generated from customers outside of the United States.

The Company expects that direct sales from shipments to customers outside of the United States will continue to represent a significant portion of its future revenue. In addition, the Company believes that a small portion of its sales through OEMs, resellers and integrators are ultimately sold to international end-users. Revenue from the Company’s international operations is subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic restraints, and currency risks, among others. To date, the Company has not engaged in any foreign currency hedging activity.

Some of the Company’s products are assembled and tested by subcontract manufacturers, the largest provider being InnerStep, Inc.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 of our Annual Report on Form 10-K/A for the year ended December 31, 2001.  The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

For all sales, except those completed over the Internet, we generally use either a binding purchase order or other signed agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement. Generally sales through our distributors and official resellers are evidenced by a reseller agreement governing the relationship with or without binding purchase orders on a transaction by transaction basis.

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

Revenue from sales to certain of the Company’s resellers is subject to agreements allowing rights of return and price protection. In these cases, the Company provides reserves for estimated future returns and allowances upon revenue recognition. These reserves are estimated based upon historical rates of returns and allowances, reseller inventory levels, the Company’s estimates of sell through by resellers and other related factors. Actual results could differ from these estimates. In the event of the inability to estimate returns from any reseller, the Company defers revenue recognition until the reseller has sold the products to the end-user. Advance payments received from customers and gross margin deferred with respect to sales, for which revenue has not been recorded, are recorded as deferred revenue.

Sales returns and other allowances, allowance for doubtful accounts and litigation. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales return and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales return and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns and other allowances amounted to $708,000 at June 30, 2002 and $809,000 at June 30, 2001. Similarly, our management must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $6.5 million, net of allowance for doubtful accounts and returns of $1.8 million as of June 30, 2002.  The accounts receivable balance was $6.4 million, net of allowance for doubtful accounts and returns of $2.5 million as of December 31, 2001.

Management’s current estimated range of liability related to some of the pending litigation involving the Company is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Valuation of Inventories.    The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the three months ended June 30, 2002, the Company recorded inventory related charges of $1.0 million, which related to the write down of inventories for excess and obsolete products.  During the year ended December 31, 2001, the Company recorded inventory related charges of $7.3 million, which related to the write down of inventories for excess and obsolete products.

Valuation of long-lived and intangible assets and goodwill.   The Company will perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, the Company may strategically realign its resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. Factors the Company considers important that could trigger an impairment review include the following:

• significant underperformance relative to expected historical or projected future operating results;

• significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business;

• significant negative industry or economic trends;

• significant decline in the Company’s stock price for a sustained period; and

• the Company’s market capitalization relative to net book value.

When the Company determines that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in the Company’s current business model.

Accounting for income taxes.    As part of the process of preparing the Company’s consolidated financial statements the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining the Company’s provision for income taxes,  deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company has recorded a valuation allowance of $46.5 million as of December 31, 2001, due to uncertainties related to the ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact its financial position and results of operations.  At June 30, 2002, the deferred tax asset continued to be fully reserved.

Results of Operations

The following table sets forth certain items from the Company’s condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.0%	54.0%	37.8%	55.7%

Gross profit	45.0%	46.0%	62.2%	44.3%

Operating expense:
Research and development	36.6%	34.9%	39.2%	54.5%
Sales and marketing	35.7%	28.9%	32.4%	42.9%
General and administrative	41.8%	37.7%	38.2%	52.0%
Acquisition and other non-recurring charges	0.0%	21.9%	0.0%	14.2%

Total operating expense	114.1%	123.5%	109.8%	163.7%

Operating loss	-69.1%	-77.4%	-47.5%	119.4%

Other income, net	0.7%	2.1%	0.7%	3.9%
Minority interest in consolidated subsidiary	0.5%	-0.1%	0.1%	-0.1%

Net loss	-67.9%	-75.5%	-46.7%	-115.6%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenue.  Revenue was $6.6 million for the three months ended June 30, 2002, a decrease of 18.3% from $8.1 million for the three months ended June 30, 2001.  The decrease in revenue was primarily a result of lower demand and lower average selling prices of hardware based ATM legacy products.

Gross Profit.  Gross profit consists of revenue less the cost of revenue, which consists primarily of costs associated with the purchase of components from outside manufacturers or the manufacture of the Company’s products by outside manufacturers and related costs of freight, inventory obsolescence, royalties, warranties and customer support costs, which were expensed in the period incurred.

Gross profit for the three months ended June 30, 2002 decreased by $755,000 to $3.0 million, or 45% of revenue, compared to $3.7 million, or 46% of revenue in the comparable period of 2001.  The decrease was due to the provision for excess and obsolete inventory related to legacy ATM products offset by a higher percentage of revenue from software-based products.

Research and Development.  Research and development expense consist primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expense decreased $411,000 to $2.4 million in the three months ended June 30, 2002, a decrease of 14.5% over the $2.8 million during the three months ended June 30, 2001. The decrease in absolute dollars was principally due to a $141,000 decrease in personnel-related expenses, a $141,000 decrease in consulting expenditures and a $129,000 decrease in other expenses after the Company implemented cost cutting measures throughout the organization. As a percentage of total revenue, research and development expense increased to 36.6% for the three months ended June 30, 2002, from 34.9% for the three months ended June 30, 2001. The increase as a percentage of revenue primarily was due to the lower revenue during the three months ended June 30, 2002.

Sales and Marketing.  Sales and marketing expense includes personnel and related overhead costs for sales and marketing, costs of outside contractors, advertising, trade shows and other related marketing and promotional expenses. Sales and marketing expense was $2.4 million for the three months ended June 30, 2002, which slightly increased by 0.9% compared to the spending during the three months ended June 30, 2001. As a percentage of total revenue, sales and marketing expense increased to 35.7% for the three months ended June 30, 2002, from 28.9% for the three months ended June 30, 2001.  The increase as a percentage of revenue primarily was due to lower revenue during the three months ended June 30, 2002.

General and Administrative.  General and administrative expense includes personnel and related overhead costs for finance, human resources, information technology, product operations, and general management and the amortization of intangible assets. General and administrative expense decreased $293,000, or 9.5%, for the three months ended June 30, 2002, to $2.8 million, from $3.1 million in the three months ended June 30, 2001. The decrease was mainly due to a $253,000 decrease in personnel-related expenses, a $374,000 decrease in professional expenditures and a $395,000 decrease in other expenses after the Company implemented cost cutting measures throughout the organization, offset by an increase of $729,000 in bad debt expense. As a percentage of revenue, general and administrative expense increased to 41.8% in the three months ended June 30, 2002, compared to 37.7% for the three months ended June 30, 2001. The increase in general and administrative expense as a percentage of revenues for the three months ended June 30, 2002 primarily reflects the lower revenue from the comparable period of 2001.

Acquisition and other non-recurring costs, net. The $1.8 million of one-time charges in the second quarter of 2001 includes $276,000 of in-process research and development activities as a result of the acquisition of CUseeMe Networks, the impairment of $1.1 million of goodwill, associated with the 1998 acquisition of ICAST Corporation and $422,000 of costs associated with the reduction in workforce during the quarter, ended September 30, 2001.  We incurred no acquisition or other non-recurring costs, net, in the period ending Jne 30, 2002.

Other Income, Net.  Other income, net consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to the Company’s credit facilities and long-term debt, if any.  Other income, net totaled $48,000 for the three months ended June 30, 2002, compared to $170,000 for the three months ended June 30, 2001. The decrease primarily was a result of lower market interest rates.

Minority Interest in Consolidated Subsidiary.  Minority interest reflects the interest of minority stockholders in the operating results of the Company’s consolidated subsidiary in the United Kingdom. The Company acquired a controlling interest in this entity in May 1999. For the three months ended June 30, 2002, the amount primarily reflects the portion of losses in this subsidiary that were attributable to minority stockholders.

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

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenue.  Revenue was $13.2 million for the six months ended June 30, 2002, an increase of 5.8% from the $12.5 million for the six months ended June 30, 2001. The increase in revenue was mainly due to the Company’s transition form sales of hardware-based ATM legacy products to software-based products as well as its efforts to expand its customer base worldwide.

Gross Profit.  Gross profit consists of revenue less the cost of revenues, which consists primarily of costs associated with the purchase of components from outside manufacturers or the manufacture of the Company’s products by outside manufacturers and related costs of freight, inventory obsolescence, royalties, warranties and customer support costs, which were expensed in the period incurred.

Gross profit for the six months ended June 30, 2002 increased by $2.7 million to $8.2 million, or 62.2% of revenue, compared to $5.5 million, or 44.3% of revenue in the comparable period of 2001.  The increase primarily was due to a higher percentage of revenue from software-based products in the quarter.

Research and Development.  Research and development expense consists primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expense decreased $1.6 million to $5.2 million for the six months ended June 30, 2002, a decrease of 24.0% over the $6.8 million for the six months ended June 30, 2001. The decrease in absolute dollars principally was due to an $888,000 decrease in personnel-related expenses, a $406,000 decrease in professional expenditures, a $276,000 decrease in equipment and supply expenses, and a $271,000 decrease in travel and entertainment expenses and other expenses after the Company implemented cost cutting measures throughout the organization, offset by an increase of $201,000 in allocated facility expenses mainly due to the merger with CuseeMe Networks. As a percentage of total revenue, research and development expense decreased to 39.2% for the six months ended June 30, 2002, from 54.5% for the six months ended June 30, 2001. The decrease as a percentage of revenue primarily was due to the higher sales and lower spending during the six months ended June 30, 2002.

Sales and Marketing.  Sales and marketing expense includes personnel and related overhead costs for sales and marketing, costs of outside contractors, advertising, trade shows and other related marketing and promotional expenses. Sales and marketing expense decreased $1.1 million, or 20.1%, for the six months ended June 30, 2002, to $4.3 million from $5.4 for the six months ended June 30, 2001. The decrease in absolute dollars was principally due to a $376,000 decrease in personnel-related expenses, a $278,000 decrease in trade show and marketing activity expenditures, and a $174,000 decrease in equipment and supply expense and other expenses after the Company implemented cost cutting measures throughout the organization, [and a $359,000 decrease in bad debt expense due to the subsequent collection of the accounts receivable from one of our subsidiaries, which was originally reserved as doubtful accounts in the quarter ended December 31, 2001, offset by an increase of $109,000 in allocated facility expense mainly due to the merger with CuseeMe Networks. As a percentage of total revenue, sales and marketing expense decreased to 32.4% for the six months ended June 30, 2002, from 42.9% for the six months ended June 30, 2001.  The decrease as a percentage of revenue primarily was due primarily to lower spending during the six months ended June 30, 2002.

General and Administrative.  General and administrative expense include personnel and related overhead costs for finance, human resources, information technology, product operations, and general management and the amortization of intangible assets. General and administrative expense decreased $1.4 million, or 22.2%, for the six months ended June 30, 2002, to $5.1 million, from $6.5 million for the six months ended June 30, 2001. The decrease primarily was due to a $1.0 million decrease in personnel-related expenses, a $859,000 decrease in professional expenditures, a $209,000 decrease in equipment and supply expense, a $173,000 decrease in travel and entertainment expenditures, and a $269,000 decrease in other expenses after the Company implemented cost cutting measures throughout the organization, offset by an increase of $729,000 in bad debt expense. As a percentage of revenue, general and administrative expense decreased to 38.2% in the six months ended June 30, 2002, compared to 52.0% for the six months ended June 30, 2001. The decrease in general and administrative expense as a percentage of revenues for the six months ended June 30, 2002 primarily reflects the higher revenue and lower spending from the comparable period of 2001.

Acquisition and other non-recurring costs, net. The $1.8 million of one-time charges in the second quarter of 2001 includes $276,000 of in-process research and development activities as a result of the acquisition of CUseeMe Networks, the impairment of $1.1 million of goodwill, associated with the 1998 acquisition of ICAST Corporation and $422,000 of costs associated with the reduction in workforce during the quarter ended on September 30, 2001.  We incurred no accquisition or other non-recurring costs, net, in the period ending June 30, 2002.

Other Income, Net.  Other income, net consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to the Company’s credit facilities and long-term debt.  Other income, net totaled $92,000 for the six months ended June 30, 2002, compared to $486,000 for the six months ended June 30, 2001. The decrease primarily was a result of lower market interest rates.

Minority Interest in Consolidated Subsidiary.  Minority interest reflects the interest of minority stockholders in the operating results of the Company’s consolidated subsidiary in the United Kingdom. The Company acquired a controlling interest in this entity in May 1999. For the six months ended June 30, 2002, the amount primarily reflects the portion of losses in this subsidiary that were attributable to minority stockholders.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through private and public placements of equity securities and to a lesser extent through certain credit facilities and long-term debt. As of June 30, 2002, the Company had cash and cash equivalents and short-term investments of $10.8 million and working capital of $8.2 million.

On March 29, 2002, the Company entered into a binding agreement to sell common stock and warrants to purchase common stock to investors in a private placement for aggregate proceeds of approximately $4.8 million. On April 12, 2002 the Company issued 6,686,000 shares of common stock at $0.72 per share and warrants to purchase 3,343,001 shares of common stock at an exercise price of $1.01 per share. The warrants are exercisable for five years, commencing six months from the closing date. The investors in the financing included Special Situations Funds, including Special Situations Technology Funds, L.P., of which Adam Stettner, a member of the Company’s Board of Directors, serves as Managing Director, Mr. Ungermann and Dr. Gaut, each of whom are members of the Company’s Board of Directors, and other purchasers.

The Company has experienced significant net operating losses from inception. In the six months ended June 30, 2002, the Company incurred losses of $6.2 million and used $3.1 million of cash in its operating activities.  In the comparable period of 2001, the Company incurred net losses of $31.6 million and used $20.7 million of cash in its operating activities. Management currently expects that operating losses and negative cash flows will continue for the foreseeable future.  The Company decreased the size of its workforce by 26% in 2001 and 7% in 2002, as well as instituting measures to control discretionary spending.  Management currently believes that the Company's existing cash and investments are adequate to fund the Company's operations through December 31, 2002.  However, the Company’s cash requirements depend on several factors, including the rate of market acceptance of its products and services, the ability to expand and retain its customer base the Company's ability to continue to control its expenses and other factors.

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

Cash used in operating activities totaled $3.1 million for the six months ended June 30, 2002, compared to $15.2 million for the six months ended June 30, 2001.  Cash used in operating activities primarily consisted of $6.2 million from a net loss adjusted for non-cash items, a decrease of $1.2 million in accrued liabilities and an increase of $441,000 in accounts receivable, partially offset by an increase of $1.2 million of deferred revenue, a decrease of $549,000 in inventory, and an increase of $104,000 of accounts payable.  Cash used in operating activities for the six months ended June 30, 2001, reflects $14.5 million from a net loss adjusted for non-cash items, an increase of $4.1 million in inventory,  $1.4 million in prepaid expenses and other assets, a decrease of $1.4 million in accounts payable and $1.4 million in accrued liabilities, offset in part by a decrease of $2.4 million in accounts receivable and an increase of $1.3 million in deferred revenue.

Cash provided from investment activities totaled $1.4 million for the six months ended June 30, 2002, compared to $18.9 million for the six months ended June 30, 2001.  Cash provided by investment activities for the six months ended June 30, 2002, primarily consisted of $1.8 million of net sales of short-term investments, offset by $430,000 of cash used in the acquisition of property and equipment. Cash provided in investment activities for the six month ended June 30, 2001, primarily consisted of net sales of short-term investments of $12.0 million and $6.6 million in cash acquired from the acquisition of CuseeMe Networks.

Cash provided by financing activities was $5.0 million for the six months ended June 30, 2002, principally from the issuance of stock. Cash provided by financing activities was $199,000 for the six months ended June 30, 2001, principally from the issuance of stock.

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

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for transactions occurring after May 15, 2002.  SFAS 145 rescinds SFAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt.  SFAS 44 set forth industry-specific transitional guidance that did not apply to the Company.  SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  SFAS 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature.  The Company does not expect the adoption of SFAS 145 to have a significant impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)."  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company is currently evaluating the provisions of SFAS 146 but does not believe that the adoption will have a material impact on its results of operations, financial position, or cash flows.

Risk Factors

In addition to the other information provided in this report, the following risk factors should be considered in evaluating the Company and its business.

The Company has a history of operating losses and will incur losses in the future. The Company may never generate sufficient revenue to achieve profitability.

The Company has incurred operating losses in each quarter since it commenced operations in 1993. The Company expects to continue to devote substantial resources to its research and development and sales and marketing activities. As a result, the Company expects that it will continue to incur operating losses for the foreseeable future. The Company’s revenues decreased from $40 million for the year ended December 31, 2000 to $27.7 million for the year ended December 31, 2001, while its net loss increased from $18.8 million for the year ended December 31, 2000 to $31.6 million for the year ended December 31, 2001. At June 30, 2002, the Company had an accumulated deficit of $93.5 million.

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

The Company has experienced in the past, and is likely to experience in the future, fluctuations in revenue, gross margin and operating results. Various factors could contribute to the fluctuations in revenue, gross margin and operating results, including the Company’s:

•                                         success in developing its rich media Web conferencing business and in developing, introducing and shipping new products and product enhancements, particularly for Click to Meet and the Multi Conferencing Unit, or MCU;

•                                         success in accurately forecasting demand for new orders that may have short lead-times before required shipment, product mix, percentage of revenue derived from original equipment manufacturers, or OEMs versus distributors or resellers;

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

The Company’s success depends in part on the market’s acceptance of rich media and Web conferencing services and the Company’s products, including Click to Meet™ and the MCU. Potential end-users must accept video applications as a viable alternative to face-to-face meetings and conventional classroom-based learning.  New applications, such as the use of video conferencing in marketing, selling and manufacturing, are still in the development stage. The Company’s contracts with telecommunications service providers to provide video and Web conferencing solutions are in the early stage and only recently has the Company received significant revenue from this market segment. If rich media, Web conferencing and broadband video services fail to achieve broad commercial acceptance or if such acceptance is delayed, the Company’s business, financial condition and results of operations will be materially adversely affected. The Company anticipates that significant revenue and growth in the foreseeable future will come from the sale of its Click to Meet™ and MCU products and services. Broad market acceptance of these products and services is therefore critical to the Company’s operating success.

The Company faces potential delisting from The Nasdaq National Market. If delisting occurs, the market price and market liquidity of the Company’s common stock may be adversely affected.

The Company’s common stock currently is listed on The Nasdaq National Market. Pursuant to its rules, The Nasdaq National Market commenced procedures to delist the Company’s shares based on the shares trading below $1.00 per share on The Nasdaq National Market for a period of 30 consecutive trading days.  In June 2002, the Company received notice from The Nasdaq National Market of its continued non-compliance with the Nasdaq rules and that its shares would be delisted from The Nasdaq National Market.  The Company requested a written appeal hearing before a Nasdaq Listing Qualification Panel to review the delisting determination.  In July 2002, the written appeal hearing was granted and a hearing date was set for August 8, 2002. The Company is awaiting the Panel’s determination from that hearing.  If the Company’s appeal to The Nasdaq National Market for relief from compliance is unsuccessful, then the Company’s common stock will be delisted from The Nasdaq National Market, and the Company intends to apply to transfer its shares for trading on The Nasdaq Small Cap Market. On August 9, 2002, the last sale reported on the Nasdaq National Market System for the Company’s stock was at $0.44.

If delisting occurs the trading of the Company’s common stock is likely to be conducted on The Nasdaq Small Cap Market.  If the Company fails to meet the qualification to transfer to The Nasdap Small Cap Market or fails to continue to meet the listing requirements under The Nasdaq Small Cap Market, the trading of the Company’s common stock is likely to be conducted on the OTC Bulletin Board, which will have an adverse affect on the market price of the Company’s common stock and on the ability of stockholders and investors to buy and sell the common stock. If delisting occurs, you may lose some or all of your investment.

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

The market price of the Company’s common stock has been extremely volatile in the past and, like that of other technology companies, is likely to be subject to significant volatility in the future, depending upon many factors, including:

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

•              issuance of new or changed stock market analyst reports and/or recommendations; and

•              economic and other external factors.

One or more of these factors could significantly harm the Company’s business and decrease the price of its common stock in the public market. Severe price fluctuations in a company’s stock, including the Company’s stock, have frequently been followed by securities litigation. Such litigation can result in substantial costs and a diversion of management’s attention and resources and therefore could have a material adverse effect on the Company’s business, financial condition and results of operations. Past financial performance of the Company should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

The Company currently sells its products through OEMs, distributors and resellers. The Company’s future performance will depend in large part on sales of its products through these distribution relationships, such as Net One, SBC Communications, Verizon and other key partners. Agreements with distribution partners generally provide for discounts based on the Company’s list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, entities that distribute the Company’s products may compete with the Company. In addition, OEMs, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling the Company’s products. The Company additionally depends on its respective distribution relationships for most customer support, and expends significant resources to train its respective OEMs, distributors and resellers to support customers. These entities can generally terminate the distribution relationship upon 30 days notice. The loss of a distribution relationship or a decline in the efforts of a material distributor, or loss in business or cancellation of orders from, significant changes in scheduled deliveries to, or decreases in the prices of products sold to, any of these distribution relationships could have a material adverse effect on the Company’s results of operations.

The Company expects to rely on a limited number of large customer projects for its revenue in the future. Losing one or more of these customers may adversely affect the Company’s future revenue.

The Company depends on a limited number of large end-user projects for a majority of its revenue which has resulted in, and may in the future result in, significant fluctuations in quarterly revenue. The Company expects that revenue from the sale of products to large resellers and telecommunications service providers will continue to account for a significant percentage of its revenue in any particular quarter for the foreseeable future. Additionally, a significant portion of Company’s sales of video networking products has historically been to government agencies, such as military and educational institutions, or to third parties using the Company’s products on behalf of government agencies. Government customers are often subject to budgetary pressures and may from time to time reduce their expenditures and/or cancel orders. The loss of any major customer, or any reduction or delay in orders by a customer, or the failure of the Company or its distribution partners to market the Company’s products successfully to new customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s ability to compete successfully is also dependent upon the continued compatibility and interoperability of its products with products and architectures offered by other vendors. The Company’s business, financial condition and results of operations would be materially adversely affected if it were unable in a timely manner to comply with evolving industry standards or to address compatibility issues. In addition, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company’s existing product offerings. The announcement of product enhancements or new product or service offerings could cause customers to defer purchasing the Company’s products. In addition, the Company has experienced delays in the introduction of new products in the past and may experience additional delays in the introduction of products currently under development or products developed in the future. The failure of the Company to successfully introduce new products, product enhancements or services on schedule or in time to meet market opportunities, or customer delays in purchasing products in anticipation of new product introductions or because of changes in industry standards, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company does not rely on patent protection for its products, and does not hold any patents, although it has filed a patent application relating to the initiation and support of video conferencing using instant messaging This patent application may not be approved, however, and even if issued by the United States Patent and Trademark Office, it may not give the Company an advantage over competitors. The Company’s adherence to industry-wide technical standards and specifications may limit its opportunities to provide proprietary product features. The Company currently licenses certain technology from third parties and plans to continue to do so in the future. The commercial success of the Company will depend, in part, on its ability to continue to obtain licenses to use third-party technology in its products.

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

The Company’s success is significantly dependent on the contributions of a number of its key personnel. The Company’s success depends to a significant degree on the services of Ralph Ungermann, its executive chairman of the board of directors, and Killko Caballero, its chief executive officer and president. The loss of the services of either of these individuals or any of the Company’s other key personnel could have a material adverse effect on the Company. The Company believes that its future success also will depend upon its ability to attract and retain additional highly skilled technical, managerial, manufacturing, sales and marketing personnel. Competition for these personnel is intense. The Company may not be able to anticipate accurately, or to obtain, the personnel that it may require in the future.

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

The Company’s international business involves a number of risks that could adversely affect its operating results or contribute to fluctuations in those results. The Company’s revenue from international sales represented 30.2% of its total revenue in the six months ended June 30, 2002, 21% of its total revenue in 2001 and 12% of its total revenue in 2000. The Company intends to seek opportunities to expand its product and service offerings into additional international markets, although the Company may not succeed in developing localized versions of its products for new international markets or in marketing or distributing products and services in those markets.

The majority of the Company’s international sales are currently denominated in United States dollars. However, it is possible that a significantly higher level of future sales of the Company’s products may be denominated in foreign currencies. To the extent that the Company’s sales are denominated in currencies other than United States dollars, fluctuations in exchange rates may result in foreign exchange losses. The Company does not have experience in implementing hedging techniques that might minimize the Company’s risks from exchange rate fluctuations.

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

Control By Insiders

As of August 1 2002, the Company’s executive officers, directors and their affiliates beneficially owned approximately 10,146,579 shares or approximately 22% of the outstanding shares of the Company’s common stock, on an as-converted to common stock basis. As a result, these persons may have the ability to effectively control the Company and direct its affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of these stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk exposures as set forth in its Annual Report on Form 10-K/A for the year ended December 31, 2001, have not materially changed.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 23, 2001, the Company received notice of a stockholder’s derivative action filed in California Superior Court in the County of Santa Clara, alleging that, among other things, certain directors and officers of the Company sold shares of the Company’s common stock between January 21, 1999 and April 6, 1999, while in possession of material non-public information pertaining to the Company. The Company and the individual defendants demurred to the complaint, and moved to dismiss the action, or in the alternative to stay the action pending the outcome of the appeal in the related federal court class action or, if necessary, the investigation of the claims by the Company. The court granted the demurrer in part and denied it in part, granting plaintiff leave to file an amended complaint, and stayed the action pending the outcome of the appeal in the federal court class action. The court also ordered that certain limited discovery of documents could take place with respect to the filing of the amended complaint. In December 2001, the plaintiff moved for leave to take certain third–party discovery. The motion was denied by the court. Plaintiff filed an amended complaint on February 22, 2002. A hearing on the defendants’ demurrer to the amended complaint was scheduled to take place on May 21, 2002. The parties agreed to a continuance of the hearing in order to permit them to engage in settlement discussions with a third-party mediator.  On July 25, 2002, the parties reached a tentative settlement of the derivative action, subject to a number of conditions, including approval of the settlement by a special committee of independent directors appointed by the Company’s Board of Directors and empowered to act on behalf of the Company with respect to the action. Under the terms of the tentative settlement, the Company would not pay any money to any party in connection with the settlement, nor would it pay any money as indemnification to present or former officers and directors in the event of a settlement of the SEC enforcement action described in the following paragraph.

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

Item 2. Changes in Securities

On March 29, 2002, the Company entered into a purchase agreement with certain investors pursuant to which the Company agreed to issue and sell an aggregate of 6,686,000 shares of Common Stock at a per share purchase price of $0.72, the closing bid price of the Common Stock as traded on The Nasdaq National Market (“Nasdaq”) on the date immediately prior to the date the parties signed the purchase agreement for the transaction, to the following investors: (i) Special Situations Fund III, L.P.; (ii) Special Situations Cayman Fund, L.P.; (iii) Special Situations Technology Fund, L.P.; (iv) Stratford Partners, L.P.; (v) Ralph Ungermann; (vi) Norman Gaut; (vii) Net One Systems Co., LTD; and (vii) Shigeru Ota. In addition, the Company agreed to issue warrants to the investors to purchase up to 3,343,001 shares of Common Stock exercisable at any time on or after October 12, 2002 through April 12, 2007, at an exercise price of $1.01 per share (a 40% premium to the fair market value on the date of issuance as determined by the Nasdaq rules). The closing occured on April 12, 2002, pursuant to which the Company issued the Common Stock and warrants for aggregate cash proceeds of $4,813,290. Pursuant to a registration rights agreement, the Company filed a Form S-3 registration statement (File No. 333-88058) with the SEC on May 10, 2002, as amended on May 29, 2002, covering the resale of the shares of its Common Stock issued and the Common Stock issuable upon exercise of warrants in the private placement. The SEC declared the registration statement effective on May 29, 2002.

The parties intended the private placement to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Regulation D promulgated thereunder. Each of the investors represented that it was an accredited investor and its intention was to acquire the securities for investment only and not with a view to distribution thereof. An appropriate legend was affixed to each Common Stock certificate and warrant. Each investor was knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the Company or had adequate access, through its business relationships with the Company, to information about the Company.

Item 4. Submission of Matters to Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on June 14, 2002 (the “Annual Meeting”).  The following matters were considered and voted upon at the Annual Meeting:

(1)           the election of two director nominees, Adam Stettner and Robert W. Wilmot, to serve as directors until the 2005 Annual Meeting of Stockholders.  The votes cast for and against such nominees were as follows:

Name:	For	Withheld
Adam Stettner	36,805,055	244,631
Robert W. Wilmot	36,793,628	256,058

(2)           the approval of the Company’s Non-Employee Directors’ Stock Option Plan, as amended, to provide for (i) an increase in the aggregate number of shares of Common Stock authorized under such plan by 800,000 shares, to an aggregate of 1,500,000 shares, (ii) an increase in the initial and annual automatic grants under such plan to non-employee directors for service on the Board of Directors, (iii) an increase in the initial and annual automatic grants under such plan to non-employee directors for service on the Audit, Compensation and Nominating Committees of the Board of Directors, (iv) a change in the vesting schedule for all grants made pursuant to such plan, and (v) an extension of the option exercise period after a director ceases to be a member of the Board of Directors, an employee or consultant to the Company.   There were 34,981,246 votes cast for approval and 2,003,077 votes cast against approval.  There were 87,045 abstentions and 423,114 broker non-votes.

(3)           the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for its fiscal year ending December 31, 2002.  There were 36,875,340 votes cast for ratification and 150,085 votes cast against ratification.  There were 45,673 abstentions and 423,384 broker non-votes.

(4)           the approval of a series of amendments to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s Common Stock whereby each outstanding three, four or five shares would be combined, converted and changed into one share of Common Stock, with the effectiveness of one of such amendments, or the abandonment of the other amendments, or the abandonment of all of the amendments, as permitted under Section 242(c) of the Delaware General Corporation Law, to be determined by the Board of Directors.  There were 13,509,523 votes cast for approval and 1,545,546 votes cast against approval.  There were 56,581 abstentions and 22,247,038 broker non-votes.

Based on the voting results, the stockholders of the Company elected each of the directors nominated, approved the second matter and ratified the third matter.  The stockholders of the Company did not approve the fourth matter.

Item 6. Exhibits and Reports on Form 8-K.

(a)                                          Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.1(i)	Certificate of Ownership and Merger, effective August 3, 1998 (2)
3.1(ii)	Certificate of Designation of Series A Convertible Preferred Stock (3)
3.1(iii)	Certificate of Ownership and Merger, effective February 5, 2001 (4)
3.1(iv)	Certificate of Amendment of Restated Certificate of Incorporation filed on June 19, 2001 (4)
3.2	Amended Bylaws of the Company (5) (Exhibit 3.3)
4.1	Specimen Common Stock Certificate (6)
4.2	Specimen Series A Convertible Preferred Stock Certificate (3)
4.3	Warrant to purchase 2,614,377 shares of the Company’s Common Stock, dated May 7, 2001 issued by the Company to PictureTel Corporation (7)
4.4	Warrant to purchase 850,000 shares of the Company’s Common Stock, dated June 8, 2000 issued by the Company to Vulcan Ventures Incorporated (5) (Exhibit 10.5)
4.5	Warrant to purchase 18,750 shares of the Company’s Common Stock, dated April 11, 1997 issued by the Company to Silicon Valley Bank (1) (Exhibit 10.18)
4.6	Warrant to purchase the Company’s Common Stock, dated April 12, 2002, issued by the Company to the purchasers and in the amounts as set forth on Schedule A attached thereto (8) (Exhibit 4.3)
10.1	Registration Rights Agreement, dated April 12, 2002, by and among the Company and each of the purchasers listed therein (8) (Exhibit 4.2)
10.2	Amended and Restated Promissory Note and related Security Agreement executed on May 14, 2002 by Killko Caballero in favor of the Company. (9) (Exhibit 10.9)
10.3	First Virtual Communications Partner Agreement, dated April 1, 2002 between Net One Systems and the Company*
99.1	Certification, dated August 14, 2002, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

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

(8)                                  Incorporated by reference to the corresponding or indicated exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-88058), as filed on May 10, 2002.

(9)                                  Incorporated by reference to the corresponding or indicated exhibit to the Company’s Registration Statement on Form 10-Q for the period ended March 31, 2002, as filed on May 15, 2002.

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

Date: August 14, 2002	FIRST VIRTUAL COMMUNICATIONS, INC.

	By:	/s/ Timothy A. Rogers
Timothy A. Rogers
Chief Financial Officer and Senior Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.1(i)	Certificate of Ownership and Merger, effective August 3, 1998 (2)
3.1(ii)	Certificate of Designation of Series A Convertible Preferred Stock (3)
3.1(iii)	Certificate of Ownership and Merger, effective February 5, 2001 (4)
3.1(iv)	Certificate of Amendment of Restated Certificate of Incorporation filed on June 19, 2001 (4)
3.2	Amended Bylaws of the Company (5) (Exhibit 3.3)
4.1	Specimen Common Stock Certificate (6)
4.2	Specimen Series A Convertible Preferred Stock Certificate (3)
4.3	Warrant to purchase 2,614,377 shares of the Company’s Common Stock, dated May 7, 2001 issued by the Company to PictureTel Corporation (7)
4.4	Warrant to purchase 850,000 shares of the Company’s Common Stock, dated June 8, 2000 issued by the Company to Vulcan Ventures Incorporated (5) (Exhibit 10.5)
4.5	Warrant to purchase 18,750 shares of the Company’s Common Stock, dated April 11, 1997 issued by the Company to Silicon Valley Bank (1) (Exhibit 10.18)
4.6	Warrant to purchase the Company’s Common Stock, dated April 12, 2002, issued by the Company to the purchasers and in the amounts as set forth on Schedule A attached thereto (8) (Exhibit 4.3)
10.1	Registration Rights Agreement, dated April 12, 2002, by and among the Company and each of the purchasers listed therein (8) (Exhibit 4.2)
10.2	Amended and Restated Promissory Note and related Security Agreement executed on May 14, 2002 by Killko Caballero in favor of the Company. (9) (Exhibit 10.9)
10.3	First Virtual Communications Partner Agreement, dated April 1, 2002 between Net One Systems and the Company*
99.1	Certification, dated August 14, 2002, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

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

(8)                                  Incorporated by reference to the corresponding or indicated exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-88058), as filed on May 10, 2002.

(9)                                  Incorporated by reference to the corresponding or indicated exhibit to the Company’s Registration Statement on Form 10-Q for the period ended March 31, 2002, as filed on May 15, 2002

*              Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.