Form 10-Q
period 2002-09-30
FIRST VIRTUAL COMMUNICATIONS INC
filed 2002-11-14
CIK 920317

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2002

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

Common Stock, $0.001 par value	40,328,535 shares

(Class)	Outstanding as of November 8, 2002

First Virtual Communications, Inc.

Form 10-Q

Index

		Page

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES		27

EXHIBIT INDEX		28

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

First Virtual Communications, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except share data; unaudited)

	September 30,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$8,666	$6,946

Short-term investments	483	2,438

Accounts receivable	6,109	6,365

Inventory	1,374	3,188

Prepaids and other current assets	898	1,227

Total current assets	17,530	20,164

Property and equipment, net	2,522	3,183

Other assets	374	322

Intangible assets, net	13,971	14,489

	$34,397	$38,158

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$261	$36

Accounts payable	2,182	3,268

Accrued liabilities	4,468	5,561

Deferred revenue	5,987	2,936

Total current liabilities	12,898	11,801

Long-term debt, net of current portion	225	—

Stockholders’ equity:

Convertible Preferred Stock, $.001 par value; 5,000,000 shares authorized; 27,437 shares issued and outstanding, respectively	—	—

Common stock, $.001 par value; 100,000,000 shares authorized; 40,328,535 and 33,327,995 shares issued and outstanding, respectively	40	33

Additional paid-in capital	118,434	113,437

Accumulated other comprehensive (loss) income	(121)	153

Accumulated deficit	(97,079)	(87,266)

Total stockholders’ equity	21,274	26,357

	$34,397	$38,158

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.

Condensed Consolidated Statements of Operations
(in thousands, except per share data; unaudited)

	Three months ended		Nine months ended

	September 30,		September 30,

	2002	2001	2002	2001

Revenue:

Software	2,052	921	8,050	1,684

Product	2,956	5,719	7,865	14,720

Support Service	1,129	1,127	3,467	3,880

Total revenue	$6,137	$7,767	$19,382	$20,284

Cost of revenue	2,039	8,893	7,040	15,869

Gross profit	4,098	(1,126)	12,342	4,415

Operating expense:

Research and development	2,346	3,128	7,534	9,956

Sales and marketing	2,618	3,004	6,908	8,372

General and administrative	2,784	3,430	7,845	9,939

Acquisition and other non-recurring charges	—	—	—	1,781

Total operating expense	7,748	9,562	22,287	30,048

Operating loss	(3,650)	(10,688)	(9,945)	(25,633)

Other income, net	40	122	132	608

Minority interest in consolidated subsidiary	(17)	44	—	30

Net loss	$(3,627)	$(10,522)	$(9,813)	$(24,995)

Basic and diluted net loss per share	$(0.09)	$(0.34)	$(0.26)	$(1.10)

Shares used in computing basic and diluted net loss per share	40,275	30,707	37,485	22,735

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Nine Months Ended September 30

	2002	2001

Net Income/(Loss)	$(9,813)	$(24,995)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,372	2,092

Stock Compensation	—	148

Provision for doubtful accounts	281	—

Acquired in-process research and development	—	276

Other non-recurring costs	—	1,083

Provision for inventory	1,000	6,092

Other	(189)	(9)

Changes in assets and liabilities:

Accounts receivable	202	3,632

Inventory	814	(3,706)

Prepaid expenses and other assets	(362)	(806)

Accounts payable	(1,086)	(2,091)

Accrued liabilities	(493)	(2,051)

Deferred revenue	3,051	1,139

Net cash used in operating activities	(4,223)	(19,196)

Cash flows from investing activities:

Acquisition of property and equipment, net	(494)	(439)

Proceeds from sales of short-term investments, net	1,852	12,130

Cash acquired/(paid) in acquisition	(437)	6,601

Net cash provided by investing activities:	921	18,292

Cash flows from financing activities:

Proceeds from issuance of common stock, net	5,022	1,233

Repayment of Capital lease obligations	—	70

Net cash provided by financing activities	5,022	1,303

Net increase in cash and cash equivalents	1,720	399

Cash and cash equivalents at beginning of period	6,946	7,077

Cash and cash equivalents at end of period	$8,666	$7,476

Supplemental cash flow information:

Common stock issued and options and warrant assumed in connection with acquisition of CUseeMe Networks, Inc.	$—	$20,190

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

         First Virtual Communications, Inc. (the “Company”) has prepared the accompanying financial data for the quarterly period ended September 30, 2002 pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

         In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2002, consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, and consolidated cash flow activities for the nine months ended September 30, 2002 and 2001.

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

         The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K/A.

2. Acquisition of Business

         In July 2002, the Company acquired the remaining 48% interest of FVC.COM (UK) Ltd. in a transaction accounted for as a purchase business combination. The purchase price comprised cash consideration of $437,000, including direct acquisition costs of $178,000 for legal and consulting fees. Contingent on certain events, the purchase price may be further adjusted based on (1) 5.4% of the gross profit of the UK sales territory for the period from June 1, 2002 to December 31, 2002 and (2) the results of collection of certain receivables as of the acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. At the acquisition date, the book value of the assets and liabilities acquired approximated fair value; accordingly, the purchase price was allocated to goodwill.

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

         Marketable securities are comprised as follows (in thousands):

	September 30,	December 31,
	2002	2001

Available-for-sale:	--	--

Corporate debt	$403	$414

	September 30,	December 31,
	2002	2001

Corporate medium-term notes	—	1,850

Certificate of deposit	70	60

Equity securities	10	114

	$483	$2,438

         As of September 30, 2002, the Company’s available for sale securities had contractual maturities of less than one year. Available for sale securities are comprised as follows at September 30, 2002 and December 31, 2001 (in thousands):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2002

Equity securities	$169	$—	$(159)	$10

Debt securities	473	—	—	473

Total	$642	$—	$(159)	$483

December 31, 2001

Equity securities	$169	$—	$(55)	$114

Debt securities	2,320	5	(1)	2,324

Total	$2,489	$5	$(56)	$2,438

4. Inventory

         Inventories as of September 30, 2002 and December 31, 2001 were (in thousands):

	September 30, 2002	December 31, 2001

Raw materials	$936	$2,384

Finished goods	438	804

Total inventory	$1,374	$3,188

5. Net Loss Per Share

         Basic loss per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, such as shares of unvested restricted common stock. Diluted loss per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding.

         As a result of the losses incurred by the Company for the three and nine months ended September 30, 2002 and 2001, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods.

         The following table summarizes securities outstanding that were not included in the calculations of diluted net loss per share for the three and nine months ended September 30, 2002 and 2001, since their inclusion would be anti-dilutive:

	Three and Nine months ended
	September 30,

	2002	2001

	(in thousands)
Unvested restricted common stock	—	—

Common stock options	11,780	11,083

Common stock warrants	6,913	1,803

Convertible preferred stock	4,274	3,617

         The common stock warrants are exercisable at $.91 to $12.00 per share and expire at various times from December 31, 2002 through April 12, 2007. The stock options outstanding at September 30, 2002, had a weighted average exercise price per share of $2.67 and expire beginning in June 2004 through July 2012.

6. Adoption of SFAS 142, Goodwill and Other Intangible Assets

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

         Components of intangible assets were as follows (in thousands):

	September 30, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:

Purchased technology	$6,161	$(1,531)	$6,161	$(651)

Assembled workforce	—	—	1,505	(159)

Trademark	661	(165)	661	(70)

Other	744	(325)	218	(74)

Total	$7,566	$(2,021)	8,545	$(954)

Unamortized intangible assets:

Goodwill	$9,554	$(1,128)	8,026	$(1,128)

The Company reclassified previously identified intangible assets related to the purchase of an assembled workforce with a net unamortized balance of $1,346,000 to goodwill. During the nine months ended September 30, 2002, the Company settled certain pre-acquisition contingencies, resulting in a net decrease of goodwill in the amount of approximately $303,000.

Aggregate amortization expense was $396,000 for the three months ended September 30, 2002 and $793,000 for the three months ended September 30, 2001. Aggregate amortization expense was $1.2 million for the nine months ended September 30, 2002 and $1.1 million for the nine months ended September 30, 2001. As of September 30, 2002, future estimated amortization expense is expected to be: $0.4 million for the last quarter of 2002, $1.5 million for 2003, $1.5 million for 2004, $1.4 million for 2005 and $0.6 million for 2006.

Net income on a pro forma basis, excluding goodwill amortization expense, would have been as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net loss	$(3,627)	$(10,522)	$(9,813)	$(24,995)

Adjustments

Goodwill amortization	—	389	—	697

Adjusted net loss	(3,627)	(10,133)	(9,813)	(24,298)

Basic and diluted net loss per share

Reported net loss	$(0.09)	$(0.34)	$(0.26)	$(1.10)

Adjusted net loss	$(0.09)	$(0.33)	$(0.26)	$(1.07)

7. Comprehensive Loss

         Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

         Components of accumulated other comprehensive loss consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Foreign currency translation	$38	$209

Unrealized loss on marketable securities, net of income taxes	(159)	(56)

	$(121)	$153

         Comprehensive losses for the three and nine month periods ended September 30, 2002 and 2001 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss, as reported	$(3,627)	$(10,522)	$(9,813)	$(24,995)

Cumulative translation adjustment	(89)	44	(171)	70

Unrealized loss on marketable securities, net of Income Taxes	(8)	13	(103)	13

Comprehensive loss	$(3,724)	$(10,465)	$(10,087)	$(24,912)

8. Litigation

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

         On April 25, 2002, the Company was informed by the staff of the SEC that the staff intends to recommend that the SEC commence an enforcement action against the Company, Ralph Ungermann and two former officers of the Company in connection with the Company’s January 1999 announcement of unaudited financial results for the quarter and year ended December 31, 1998, which were revised by the Company prior to the release of the Company’s Form 10-K in April 1999. The staff indicated that the basis for such an action would be allegations that the January 1999 announcement was misleading and/or the result of inadequate financial controls. The staff did not state what remedies it would seek in such an action, but noted that the remedies it might seek could include an injunction against future violations, disgorgement, civil penalties and an officer and director bar against the individuals. The Company expresses no opinion as to the likely outcome of this matter. While no assurances can be provided, the Company does not believe that the investigation will have a material adverse effect on its business, financial condition or results of operations. However, the Company’s evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period.

         On August 28, 2002, the Company was served with a Complaint filed by Eric Hamilton in the United States District Court for the District of Maryland alleging that in connection with the Company’s use of its CUseeME and Click-to-Meet products the Company infringes the United States Patent No. 5,176,520 (the “’520 Patent”), issued on January 5, 1993 and relating to “Computer Assisted Instructional Delivery System and Method,” seeking unspecified damages for infringement and willful infringement, in addition to seeking injunctive relief. On November 1, 2002, the Company filed its Answer to the Complaint in which it denied all material allegations made against it. The Company also filed a Counterclaim seeking a judicial declaration that (i) its products do not infringe any valid claim of the ‘520 Patent and (ii) the ‘520 Patent is invalid and unenforceable on the grounds of obviousness, lack of enablement and failure to meet the written description requirements under the patent laws. The Company intends to vigorously defend itself against these claims.

         On May 1, 2002, the Company received notice that Clover Technologies, Inc. (“Clover”) submitted a claim to the American Arbitration Association initiating an arbitration proceeding claiming that Clover is entitled to compensation from the Company for allegedly defective video access nodes (“VANS”) supplied by the Company to Clover. The Company filed an answer to Clover’s demand for arbitration, denying all material allegations and claims, on May 30, 2002. Since filing a demand for arbitration against the Company, Clover has specified that its claim is for damages totaling in excess of $2.7 million, based on claims that certain of the VANS which Clover purchased for resale to its customers were defective. The purchase arises out of a written agreement between the Company and Clover, dated June 22, 1998. Clover seeks damages based on claims for alleged breach of express and implied warranties, in the amount purportedly paid for replacement products, plus unspecified incidental and consequential damages. The Company has responded to the arbitration demand by denying all material allegations, and it intends to vigorously defend itself. An arbitration hearing before the American Arbitration Association is scheduled for March 10, 2003 through March 17, 2003 in Santa Clara, California.

9. New Accounting Pronouncements

         On October 3, 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supercedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002.

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

         In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the provisions of SFAS 146 but does not believe that the adoption will have a material impact on its results of operations, financial position, or cash flows.

10. Issuance of Common Stock and Warrants

         On March 29, 2002, the Company signed a definitive binding agreement to raise approximately $4.8 million from a private placement of its common stock and warrants. On April 12, 2002, the Company issued 6,686,000 shares of common stock at $0.72 per share and warrants to purchase 3,343,001 shares of common stock at an exercise price of $1.01 per share. The warrants are exercisable for five years, commencing six months from the closing date. among others, the investors in the offering included Mr. Ungermann and Dr. Gaut, members of the Company's Board of Directors, and Special Situations Technology Fund L.P., of which Adam Stettner, a member of the Company's Board of Directors, serves as the Managing Director.

11. Subsequent Event(s)

         On October 29, 2002 the Company announced that Killko Caballero, the Company’s Chief Executive Officer, left the Company. Jonathan Morgan, a member of the Company’s Board of Directors, was appointed as the Company’s acting President and Chief Executive Officer, while the Company’s Board of Directors searches for a permanent replacement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of operations of First Virtual Communications, Inc. should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

         In addition to the historical information contained in this Item, this Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the Company’s limited operating history and variability of operating results, market acceptance of video technology, web conferencing and collaboration technology dependence on IP, ISDN, ATM and other technologies, the Company’s potential inability to maintain business relationships with telecommunications carriers, distributors and suppliers, rapid technological changes, competition and consolidation in the video conferencing industry, the importance of attracting and retaining personnel, management of the Company’s growth, the risk that the benefits expected from the merger with CUseeMe Networks will not be realized, consolidation and cost pressures in the video conferencing industry, dependence on key employees, and other risk factors set forth below and described in this Form 10-Q report and in other documents the Company files with the SEC. The Company assumes no obligation to update any forward-looking statements contained herein.

Overview

         The Company delivers integrated, end-to-end rich media Web conferencing and collaboration solutions, including both hardware and software technologies, for IP, ISDN and ATM networks. The Company combines its expertise in networking systems, real-time audio and video technology, and Web-based collaboration to provide integrated voice, video, data, text and streaming media solutions for a wide range of rich media enterprise applications, including Web conferences, broadcasts, video-on-demand, video conferences and video calls over converged multi-service networks. The Company provides integrated, end-to-end rich media communications solutions, including both hardware and software technologies, for IP, ISDN and ATM networks. The Company was incorporated in California in October 1993 and reincorporated in Delaware in December 1997. The Company first shipped its products in 1995.

         On June 19, 2001, the Company and CUseeMe Networks completed a merger, pursuant to which CUseeMe Networks became a wholly-owned subsidiary of the Company. CUseeMe Networks provided innovative software-based solutions to enable voice, video, and data collaboration over IP-based networks. CUseeMe Networks specialized in delivering a solution that was both centrally managed and centrally deployed, enabling large-scale deployments of rich media collaboration to enterprise desktops. As a result of the merger, the Company is able to provide a broad range of integrated rich media Web conferencing solutions that run seamlessly across multiple network types to enterprise customers and service providers worldwide.

         In the three months ended September 30, 2002, the Company recorded $6.1 million in revenue, a decrease of 21% compared to the same period of the previous year. In the nine months ended September 30, 2002, the Company recorded $19.4 million in revenue, a decrease of 4.4% compared to the same period of the previous year. The Company derived its revenue in the nine months ended September 30, 2002 from the sale of products and services to distributors, value-added resellers, or VARS, federal government agencies, enterprise customers and telecommunications service providers. The Company sells primarily through indirect sales channels and directly to certain telecommunications service providers and other major end-users. Major customers include companies such as Net One Systems, Hitron, EDS Operating Services, AT&T and France Telecom. For the three months ended September 30, 2002, 91.3% of the Company’s revenue was from enterprise customers and 8.7% was from service providers, compared to 80.7% from enterprise customers and 19.3% from service providers in the same period of the prior year. For the nine months ended September 30, 2002, 77.2% of the Company’s revenue was from enterprise customers and 22.8% was from service providers, while for the nine months ended September 30, 2001, revenue from enterprise customers was 69.8% and 30.2% was from service providers. The Company’s internal sales force qualifies and stimulates end-user demand, and manages the Company’s strategic relationships with its distribution partners, including original equipment manufacturers, or OEMs, and value-added resellers and systems integrators. IBM accounted for 23.7% of net revenue in the three months ended September 30, 2002, and AT&T Corp. accounted for 10.3% of net revenue in the nine months ended September 30, 2002. General Motors Corp. accounted for 11.3% of net revenue in the three months ended September 30, 2001, and EDS Operating Services accounted for 13.5% of net revenue in the nine months ended September 30, 2001. At September 30, 2002, one customer accounted for 26.1% of total accounts receivable. At September 30, 2001, no single customer accounted for 10% or more of the Company’s total accounts receivable.

         Internationally, the Company maintains sales offices in the United Kingdom, France, Italy, Hong Kong, Beijing, Shanghai and Japan, and distributes its products under the FVC.COM name in both Europe and Asia through resellers and distributors in more than 25 countries. For the three months ended September 30, 2002 and September 30, 2001, approximately 30.9% and 23.1%, respectively, of the Company’s sales were generated from customers outside of the United States. For the nine months ended September 30, 2002 and September 30, 2001, approximately 30.4% and 22.0%, respectively, of the Company’s sales were generated from customers outside of the United States.

         The Company expects that direct sales from shipments to customers outside of the United States will continue to represent a significant portion of its future revenue. In addition, the Company believes that a small portion of its sales through OEMs, resellers and integrators in the United States are ultimately sold to international end-users. Revenue from the Company’s international operations is subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic restraints, and currency risks, among others. To date, the Company has not engaged in any foreign currency hedging activity.

Results of Operations

         The following table sets forth certain items from the Company’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	33.2%	114.5%	36.3%	78.2%

Gross profit / (loss)	66.8%	(14.5)%	63.7%	21.8%

Operating expense:

Research and development	38.2%	40.3%	38.9%	49.1%

Sales and marketing	42.7%	38.7%	35.6%	41.3%

General and administrative	45.4%	44.2%	40.5%	49.0%

Acquisition and other non-recurring charges	0.0%	0.0%	0.0%	8.8%

Total operating expense	126.3%	123.1%	115.0%	148.1%

Operating loss	(59.5)%	(137.6)%	(51.3)%	(126.4)%

Other income, net	0.7%	1.6%	0.7%	3.0%

Minority interest in consolidated subsidiary	(0.3)%	0.6%	0.0%	0.1%

Net loss	(59.1)%	(135.5)%	(50.6)%	(123.2)%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenue. Revenue was $6.1 million for the three months ended September 30, 2002, a decrease of 21.0% from $7.8 million for the three months ended September 30, 2001. The decrease in revenue was primarily a result of deferral of software orders booked and shipped in the quarters ending June 30, 2002 and September 30, 2002, as well as lower demand and lower average selling prices of hardware-based ATM legacy products.

Gross Profit. Gross profit consists of revenue less the cost of revenue, which consists primarily of costs associated with the purchase of components from outside manufacturers or the manufacture of the Company’s products by outside manufacturers and related costs of freight, inventory obsolescence, royalties, warranties and customer support costs, which were expensed in the period incurred.

         Gross profit for the three months ended September 30, 2002 increased by $5.2 million to $4.1 million, or 66.8% of revenue, compared to gross loss of $1.1 million in the comparable period of 2001. The increase was primarily due to the provision for excess and obsolete inventory of $5.5 million related to legacy ATM products in the three months ended September 30, 2001.

Research and Development. Research and development expense consist primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expense decreased $782,000 to $2.3 million in the three months ended September 30, 2002, a decrease of 25.0% over the $3.1 million during the three months ended September 30, 2001. The decrease in absolute dollars was principally due to a $563,000 decrease in personnel-related expenses and a $219,000 decrease in other expenses after the Company implemented cost cutting measures throughout the organization. As a percentage of total revenue, research and development expense decreased to 38.2% for the three months ended September 30, 2002, from 40.3% for the three months ended September 30, 2001. The decrease as a percentage of revenue primarily was due to the lower spending during the three months ended September 30, 2002.

Sales and Marketing. Sales and marketing expense includes personnel and related overhead costs for sales and marketing, costs of outside contractors, advertising, trade shows and other related marketing and promotional expenses. Sales and marketing expense decreased $386,000 to $2.6 million for the three months ended September 30, 2002, a decrease of 12.8% from the $3.0 million for the three months ended September 30, 2001. The decrease in 2002 primarily was due to a $318,000 decrease in trade show and advertising activities. As a percentage of total revenue, sales and marketing expense increased to 42.7% for the three months ended September 30, 2002, from 38.7% for the three months ended September 30, 2001. The increase as a percentage of revenue primarily was due to lower revenue during the three months ended September 30, 2002.

General and Administrative. General and administrative expense includes personnel and related overhead costs for finance, human resources, information technology, product operations and general management and the amortization of intangible assets. General and administrative expense decreased $646,000, or 18.8%, for the three months ended September 30, 2002, to $2.8 million, from $3.4 million in the three months ended September 30, 2001. The decrease primarily was due to a $504,000 decrease in personnel-related expenses, and a $521,000 decrease in depreciation and amortization expense and a $245,000 decrease in equipment and maintenance costs after the Company implemented cost cutting measures throughout the organization, offset by an increase of $625,000 in legal expense. As a percentage of revenue, general and administrative expense increased slightly to 45.4% in the three months ended September 30, 2002, compared to 44.2% for the three months ended September 30, 2001. The increase in general and administrative expense as a percentage of revenues for the three months ended September 30, 2002 primarily reflects the lower revenue from the comparable period of 2001.

Other Income, Net. Other income, net consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to the Company’s credit facilities and long-term debt, if any. Other income, net totaled $40,000 for the three months ended September 30, 2002, compared to $122,000 for the three months ended September 30, 2001. The decrease was primarily related to a decline in interest income due to lower market interest rates and cash balances.

Minority Interest in Consolidated Subsidiary. Minority interest reflects the interest of minority stockholders in the operating results of the Company’s consolidated subsidiary in the United Kingdom. The Company acquired a controlling interest in this entity in May 1999. For the three months ended September 30, 2002, the amount reflects the portion of losses in this subsidiary that were attributable to minority stockholders. On July 31, 2002, the Company acquired the remaining 48% interest in this subsidiary for $437,000.

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

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenue. Revenue was $19.4 million for the nine months ended September 30, 2002, a decrease of 4.4% from $20.3 million for the nine months ended September 30, 2001. The decrease in revenue primarily was due to deferral of software orders booked and shipped in the nine months ending September 30, 2002 as well as to the lower demand and lower average selling prices of hardware based ATM legacy products.

Gross Profit. Gross profit consists of revenue less the cost of revenue, which consists primarily of costs associated with the purchase of components from outside manufacturers or the manufacture of the Company’s products by outside manufacturers and related costs of freight, inventory obsolescence, royalties, warranties and customer support costs, which were expensed in the period incurred. Gross profit for the nine months ended September 30, 2002 increased by $7.9 million to $12.3 million, or 63.7% of revenue, compared to $4.4 million, or 21.8% of revenue in the comparable period of 2001. The increase primarily was due to a higher percentage of revenue from software-based products in the nine months ended September 30, 2002 and gross profit for the nine months ended September 30, 2001 included an incremental provision for excess and obsolete inventory of $5.9 million.

Research and Development. Research and development expense consists primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expense decreased $2.4 million to $7.5 million for the nine months ended September 30, 2002, a decrease of 24.3% from the $10.0 million for the nine months ended September 30, 2001. The decrease in absolute dollars in 2002 principally was due to $1.5 million decrease in personnel-related expenses, a $412,000 decrease in professional expenditures, a $230,000 decrease in travel and entertainment expenses, a $146,000 decrease in equipment and supply expenses and a decrease of $112,000 in other expenses after the Company implemented cost cutting measures throughout the organization. As a percentage of total revenue, research and development expense decreased to 38.9% for the nine months ended September 30, 2002, from 49.1% for the nine months ended September 30, 2001. The decrease as a percentage of revenue primarily was due to the lower spending during the nine months ended September 30, 2002.

Sales and Marketing. Sales and marketing expense includes personnel and related overhead costs for sales and marketing, costs of outside contractors, advertising, trade shows and other related marketing and promotional expenses. Sales and marketing expense decreased $1.5 million, or 17.5%, for the nine months ended September 30, 2002, to $6.9 million from $8.4 for the nine months ended September 30, 2001. The decrease in absolute dollars in 2002 primarily was due to a $596,000 decrease in trade show and marketing activity expenditures, a $340,000 decrease in personnel-related expenses, a $200,000 decrease in equipment and supply expense and other expenses after the Company implemented cost cutting measures throughout the organization and a $359,000 decrease in bad debt expense due to the subsequent collection of the accounts receivable from one of our subsidiaries, which was originally reserved as doubtful accounts in the quarter ended December 31, 2001. As a percentage of total revenue, sales and marketing expense decreased to 35.6% for the nine months ended September 30, 2002, from 41.3% for the nine months ended September 30, 2001. The decrease as a percentage of revenue primarily was due to lower spending during the nine months ended September 30, 2002.

General and Administrative. General and administrative expense includes personnel and related overhead costs for finance, human resources, information technology, product operations and general management and the amortization of intangible assets. General and administrative expense decreased $2.1 million, or 21.1%, for the nine months ended September 30, 2002, to $7.8 million, from $9.9 million for the nine months ended September 30, 2001. The decrease primarily was due to a $1.5 million decrease in personnel-related expenses, a $236,000 decrease in equipment and supply expense, a $232,000 decrease in professional expenditures, a $193,000 decrease in depreciation and amortization expenses, a $172,000 decrease in travel and entertainment expenditures and a $365,000 decrease in other expenses after the Company implemented cost cutting measures throughout the organization, offset by an increase of $598,000 in bad debt expense. As a percentage of revenue, general and administrative expense decreased to 40.5% in the nine months ended September 30, 2002, compared to 49.0% for the nine months ended September 30, 2001. The decrease in general and administrative expense as a percentage of revenue for the nine months ended September 30, 2002 primarily reflects the lower spending from the comparable period of 2001.

Acquisition and other non recurring costs, net. The $1.8 million of one time charges in the second quarter of 2001 includes $276,000 of in process research and development activities as a result of the acquisition of CUseeMe Networks, the impairment of $1.1 million of goodwill, associated with the 1998 acquisition of ICAST Corporation and $422,000 of costs associated with the reduction in workforce during the quarter ended of September 30, 2001. We incurred no acquisition or other non-recurring costs, net, in the period ending September 30, 2002.

Other Income, Net. Other income, net consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to the Company’s credit facilities and long-term debt. Other income, net totaled $132,000 for the nine months ended September 30, 2002, compared to $608,000 for the nine months ended September 30, 2001. The decrease primarily related to a decline in interest income due to lower market interest rates and cash balances.

Minority Interest in Consolidated Subsidiary. Minority interest reflects the interest of minority stockholders in the operating results of the Company’s consolidated subsidiary in the United Kingdom. The Company acquired a controlling interest in this entity in May 1999 and acquired the remaining 48% interest on July 31, 2002 for $437,000. For the nine months ended September 30, 2002, the amount reflects the portion of losses in this subsidiary that were attributable to minority stockholders.

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

Liquidity and Capital Resources

         Since inception, the Company has financed its operations primarily through private and public placements of equity securities and to a lesser extent through certain credit facilities and long-term debt. As of September 30, 2002, the Company had cash and cash equivalents and short-term investments of $9.1 million and working capital of $4.6 million.

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

         The Company has experienced significant net operating losses from inception. In the nine months ended September 30, 2002, the Company incurred losses of $9.8 million and used $4.2 million of cash in its operating activities. In the comparable period of 2001, the Company incurred net losses of $25.0 million and used $19.2 million of cash in its operating activities. Management currently expects that operating losses and negative cash flows will continue for the foreseeable future. The Company decreased the size of its workforce by 26% in 2001 and 7% in 2002, and also instituted measures to control discretionary spending. Management currently believes that the Company’s existing cash and investments are adequate to fund the Company’s operations through December 31, 2002. Management is currently evaluating liquidity needs for fiscal 2003. The Company’s cash requirements depend on several factors, including the rate of market acceptance of its products and services, the ability to expand and retain its customer base, the Company’s ability to continue to control its expenses and other factors.

         In order to pursue business opportunities, the Company may be required to seek equity investments from existing or potential strategic partners in the future. Should the Company sell additional equity, the sale may result in dilution to the Company’s current stockholders. Should the Company be unsuccessful in its efforts to raise equity from strategic partners, it may seek additional capital from the public and/or private equity markets that will likely result in dilution of the Company’s current stockholders. There can be no assurance that any financing will be available at acceptable terms or at all.

         Cash used in operating activities totaled $4.2 million for the nine months ended September 30, 2002, compared to $19.2 million for the nine months ended September 30, 2001. Cash used in operating activities primarily consisted of $9.8 million from a net loss adjusted for non-cash items, a decrease of $1.1 million in accounts payable and $493,000 in accrued liabilities and an increase of $362,000 in prepaid expenses and other current assets, partially offset by an increase of $3.1 million of deferred revenue, a decrease of $814,000 in inventory and $202,000 in accounts receivable. Cash used in operating activities for the nine months ended September 30, 2001, reflects $25.0 million from a net loss adjusted for non-cash items, an increase of $3.7 million in inventory, $806,000 in prepaid expenses and other assets, a decrease of $2.1 million in accounts payable and $2.1 million in accrued liabilities, offset in part by a decrease of $3.6 million in accounts receivable and an increase of $1.1 million in deferred revenue.

         Cash provided from investment activities totaled $921,000 for the nine months ended September 30, 2002, compared to $18.3 million for the nine months ended September 30, 2001. Cash provided by investment activities for the nine months ended June 30, 2002, primarily consisted of $1.9 million of net sales of short-term investments, offset by $494,000 of cash used in the acquisition of property and equipment and $437,000 of cash paid in the acquisition of FVC.COM (UK) Ltd. Cash provided in investment activities for the nine month ended September 30, 2001, primarily consisted of net sales of short-term investments of $12.1 million and $6.6 million in cash acquired from the acquisition of CuseeMe Networks.

         Cash provided by financing activities was $5.0 million for the nine months ended September 30, 2002, principally from the issuance of stock. Cash provided by financing activities was $1.3 million for the nine months ended September 30, 2001, principally from the issuance of stock.

         New Accounting Pronouncements. On October 3, 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002.

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

         In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the provisions of SFAS 146 but does not believe that the adoption will have a material impact on its results of operations, financial position, or cash flows.

Risk Factors

         In addition to the other information provided in this report, the following risk factors should be considered in evaluating the Company and its business.

The Company has a history of operating losses and will incur losses in the future. The Company may never generate sufficient revenue to achieve profitability.

         The Company has incurred operating losses in each quarter since it commenced operations in 1993. The Company expects to continue to devote substantial resources to its research and development and sales and marketing activities. As a result, the Company expects that it will continue to incur operating losses for the foreseeable future. The Company’s revenue decreased from $40 million for the year ended December 31, 2000 to $27.7 million for the year ended December 31, 2001, while its net loss increased from $18.8 million for the year ended December 31, 2000 to $31.6 million for the year ended December 31, 2001. At September 30, 2002, the Company had an accumulated deficit of $97 million.

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

         The Company has experienced in the past, and is likely to experience in the future, fluctuations in revenue, gross margin and operating results. Various factors could contribute to the fluctuations in revenue, gross margin and operating results, including the Company’s:

•	success in developing its rich media Web conferencing business and in developing, introducing and shipping new products and product enhancements, particularly for Click to Meet™ and the Multi Conferencing Unit, or MCU;

•	success in accurately forecasting demand for new orders that may have short lead-times before required shipment, product mix, percentage of revenue derived from original equipment manufacturers, or OEMs, versus distributors or resellers;

•	new product introductions and price reductions by competitors;

•	results from strategic collaborations;

•	use of OEMs, distributors, resellers, and other third parties;

•	ability to attract, retain and motivate qualified personnel;

•	research and development efforts and success; and

•	selling, general and administrative expenditures.

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

         Certain events or changes in circumstances would require the Company to assess the recoverability of the carrying amount of long-lived assets. In the year ended December 31, 2001, the Company recorded impairment charges of $1.1 million relating to technology acquired in a prior acquisition. In addition, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 142 in July 2001, whereby goodwill must be evaluated annually and whenever events or circumstances occur which indicate that goodwill might be impaired. For acquisitions consummated prior to July 1, 2001, the Company adopted SFAS No. 142 on January 1, 2002. The Company will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and may incur substantial impairment charges that could adversely affect the Company's financial results.

If the carrying value of the Company’s long lived assets is not recoverable, an impairment loss must be recognized which could adversely affect the Company’s financial results.

         Certain events or changes in circumstances would require the Company to assess the recoverability of the carrying amount of long-lived assets. In the year ended December 31, 2001, the Company recorded impairment charges of $1.1 million relating to technology acquired in a prior acquisition. In addition, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 142 in July 2001, whereby goodwill must be evaluated annually and whenever events or circumstances occur which indicate goodwill might be impaired. For acquisitions consummated prior to July 1, 2001, the Company adopted SFAS No. 142 on January 1, 2002. The Company will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and may incur substantial impairment charges that could adversely affect the Company's financial results.

The Company’s success depends on the market’s acceptance of rich media Web conferencing services and the Company’s products, including Click to Meet and the Multi Conferencing Unit.

         The Company’s success depends in part on the market’s acceptance of rich media Web conferencing services and the Company’s products, including Click to Meet and the MCU. Potential end-users must accept video applications as a viable alternative to face-to-face meetings and conventional classroom-based learning. New applications, such as the use of video conferencing in marketing, selling and manufacturing, are still in the development stage. The Company’s contracts with telecommunications service providers to provide video and Web conferencing solutions are in the early stage and only recently has the Company received significant revenue from this market segment. If rich media, Web conferencing and broadband video services fail to achieve broad commercial acceptance or if such acceptance is delayed, the Company’s business, financial condition and results of operations will be materially adversely affected. The Company anticipates that significant revenue and growth in the foreseeable future will come from the sale of its Click to Meet and MCU products and services. Broad market acceptance of these products and services is therefore critical to the Company’s operating success.

The Company faces potential delisting from The Nasdaq SmallCap Market. If delisting occurs, the market price and market liquidity of the Company’s common stock would be materially affected.

         The Company’s common stock currently is listed on The Nasdaq SmallCap Market. Pursuant to its rules, The Nasdaq National Market delisted the Company’s shares from the Nasdaq National Market based on the shares trading below $1.00 per share on The Nasdaq National Market for a period of 30 consecutive trading days. On September 9, 2002, the Company’s shares began trading on the Nasdaq SmallCap Market. The Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days by March 26, 2003 in order to continue trading on the Nasdaq SmallCap Market. On November 8, 2002, the last sale reported on the Nasdaq SmallCap Market for the Company’s stock was at $0.40.

         If delisting occurs the trading of the Company’s common stock is likely to be conducted on the Over-the-Counter Bulletin Board, which will have a materially adverse affect on the market price of the Company’s common stock and on the ability of stockholders and investors to buy and sell the common stock. If delisting occurs, you may lose some or all of your investment.

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

The Company's common stock price is volatile.

         The market price of the Company’s common stock has been extremely volatile in the past and, like that of other technology companies, is likely to be volatile in the future, depending upon many factors, including:

•	fluctuations in the Company’s financial results;

•	technological innovations or new commercial products developed by the Company or its competitors;

•	establishment of and success of corporate partnerships or licensing arrangements;

•	announcements regarding the acquisition of technologies, products or companies;

•	regulatory changes and developments that affect the Company’s business;

•	developments or disputes concerning patent and proprietary rights and other legal matters;

•	an adverse outcome from the SEC enforcement proceedings or other pending legal matters;

•	issuance of new or changed stock market analyst reports and/or recommendations; and

•	economic and other external factors.

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

         In order to meet the Company’s anticipated working capital and capital expenditure requirements, the Company may need to raise additional funds through debt sources or the issuance of equity securities in the future. If additional funds are raised through the issuance of equity securities, the percentage ownership of existing stockholders of the Company will be reduced, stockholders may experience additional dilution, and the new equity securities may have rights, preferences or privileges senior to those of the holders of the Company’s common stock. Additional financing may not be available when needed or on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, it could have a material adverse effect on the Company’s business, financial condition and operating results. The Company may be required to delay, scale back or eliminate some or all of its development programs for its products and may be unable to take advantage of future opportunities or respond to competitive pressures.

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

         The Company currently sells its products through OEMs, distributors and resellers. The Company’s future performance will depend in large part on sales of its products through these distribution relationships, such as Net One, NEC, AT&T and other key partners. Agreements with distribution partners generally provide for discounts based on the Company’s list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, entities that distribute the Company’s products may compete with the Company. In addition, OEMs, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling the Company’s products. The Company additionally depends on its distribution relationships for most customer support, and expends significant resources to train its OEMs, distributors and resellers to support these customers. These entities can generally terminate the distribution relationship upon 30 days notice. The loss of a distribution relationship or a decline in the efforts of a material distributor, or loss in business or cancellation of orders from, significant changes in scheduled deliveries to, or decreases in the prices of products sold to, any of these distribution relationships could have a material adverse effect on the Company’s results of operations.

The Company expects to rely on a limited number of large customer projects for its revenue in the future. Losing one or more of these customers may adversely affect the Company’s future revenue.

         The Company depends on a limited number of large end-user projects for a majority of its revenue which has resulted in, and may in the future result in, significant fluctuations in quarterly revenue. The Company expects that revenue from the sale of products to large resellers and telecommunications service providers will continue to account for a significant percentage of its revenue in any particular quarter for the foreseeable future. Additionally, a significant portion of the Company’s sales of video conferencing products has historically been to government agencies, such as military and educational institutions, or to third parties using the Company’s products on behalf of government agencies. Government customers are often subject to budgetary pressures and may from time to time reduce their expenditures and/or cancel orders. The loss of any major customer, or any reduction or delay in orders by a customer, or the failure of the Company or its distribution partners to market the Company’s products successfully to new customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Because sales of some of the Company’s products require a lengthy sales effort and implementation cycle, revenue may be unpredictable, and the Company’s business may be harmed.

         Sales of some of the Company’s products have required and will continue to require an extended sales effort. For some projects, the period from an initial sales call to an end-user agreement can range from six to twelve months and can be longer. Therefore, the timing of revenue booking and recognition may be unpredictable as well as related cash flows. A lengthy delay in booking orders, obtaining payment and recognizing revenue could have a material adverse effect on the Company’s business, financial condition and results of operations.

Rapid technological change and evolving industry standards and regulations may impair the Company’s ability to develop and market its products and services.

         Rapid technological change and evolving industry standards characterize the market for the Company’s products and services. The Company’s success depends, in part, on its ability to maintain technological leadership and enhance and expand its existing product and services offerings. The Company’s success also depends in part upon its ability and the ability of its strategic partners to comply with evolving industry standards. The Company’s products must meet a significant number of domestic and international video, voice and data communications regulations and standards, some of which are evolving as new technologies are deployed. The Company’s products are currently in compliance with applicable regulatory requirements. However, as standards evolve, the Company will be required to modify its products, or develop and support new versions of its products. In addition, telecommunications service providers require that equipment connected to their networks comply with their own environment and standards, which may vary from industry standards.

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

         The market for Web conferencing and networking products and services is extremely competitive. Because the barriers to entry in the market are relatively low and the potential market is large, the Company expects continued growth in existing competitors and the entrance of new competitors in the future. Many of the Company’s current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than that of the Company. As a result, these companies may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their competing products and services. As a result, the Company may not be able to compete successfully with existing or new competitors in the rich media Web conferencing and collaboration solutions market. The Company believes that its ability to compete successfully in this market depends on a number of factors both within and outside its control, including:

•	the timing of the introduction of new products, product upgrades and services by the Company and its competitors;

•	the pricing policies of the Company’s competitors and suppliers;

•	the Company’s ability to hire and retain highly qualified employees;

•	continued investment in research and development;

•	continued investment in sales and marketing; and

•	the adoption and evolution of industry standards.

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

         The Company does not rely on patent protection for its products, and does not hold any patents, although it has filed a patent application relating to the initiation and support of video conferencing using instant messaging. This patent application may not be approved, however, and even if issued by the United States Patent and Trademark Office, it may not give the Company an advantage over competitors. The Company’s adherence to industry-wide technical standards and specifications may limit its opportunities to provide proprietary product features. The Company currently licenses certain technology from third parties and plans to continue to do so in the future. The commercial success of the Company will depend, in part, on its ability to continue to obtain licenses to use third-party technology in its products.

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

         The commercial success of the Company also will depend, in part, on the Company not breaching third-party intellectual property rights. The Company licenses certain third-party technology for use in its products, but is subject to claims and the risk of litigation alleging infringement of other third-party intellectual property rights. A number of companies have developed technologies or received patents on technologies that may be related to or be competitive with the Company’s technologies. The Company has not conducted a patent search relating to the technology used in its products. In addition, since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed, which, if issued as patents, would relate to the Company’s products. The Company’s lack of patents may inhibit the Company’s ability to negotiate or obtain licenses from or oppose patents of third parties, if necessary.

         The Company may incur substantial costs in defending itself and its customers against intellectual property litigation, including pending and potential future litigation, regardless of the merits of such claims. The Company may also be required by contract or by statutory implied warranties to indemnify its distribution partners and end-users against third-party infringement claims. Parties making infringement claims against the Company may be able to obtain injunctive or other equitable relief which could effectively block the Company’s ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. The Company, or its customers, may not be able to obtain necessary licenses from third parties at a reasonable cost, or at all. The defense of any lawsuit could result in time-consuming and expensive litigation, damages, license fees, royalty payments and restrictions on the Company’s ability to sell its products, any of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

         The Company’s international business involves a number of risks that could adversely affect its operating results or contribute to fluctuations in those results. The Company’s revenue from international sales represented 30.4% of its total revenue in the nine months ended September 30, 2002, 21% of its total revenue in 2001 and 12% of its total revenue in 2000. The Company intends to seek opportunities to expand its product and service offerings into additional international markets, although the Company may not succeed in developing localized versions of its products for new international markets or in marketing or distributing products and services in those markets.

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

Control By Insiders

         As of November 1, 2002, the Company’s executive officers, directors and their affiliates beneficially owned approximately 9,300,260 shares, or approximately 20%, of the outstanding shares of the Company’s common stock, on an as-converted to common stock basis. As a result, these persons may have the ability to effectively control the Company and direct its affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of these stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The Company’s market risk exposures as set forth in its Annual Report on Form 10-K/A for the year ended December 31, 2001, have not materially changed.

Item 4. Controls and Procedures

(a)     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures (as defined in
Rules 13a-14(c) and 15d-14(c) promulgated under the Exchange Act) were effective.

(b)     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its disclosure controls will prevent all error or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of control s can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

         On August 28, 2002, the Company was served with a Complaint filed by Eric Hamilton in the United States District Court for the District of Maryland alleging that in connection with the Company’s use of its CUseeME and Click-to-Meet products the Company infringes the United States Patent No. 5,176,520 (the “’520 Patent”), issued on January 5, 1993 and relating to “Computer Assisted Instructional Delivery System and Method,” seeking unspecified damages for infringement and willful infringement, in addition to seeking injunctive relief. On November 1, 2002, the Company filed its Answer to the Complaint in which it denied all material allegations made against it. The Company also filed a Counterclaim seeking a judicial declaration that (i) its products do not infringe any valid claim of the ‘520 Patent and (ii) the ‘520 Patent is invalid and unenforceable on the grounds of obviousness, lack of enablement and failure to meet the written description requirements under the patent laws. The Company intends to vigorously defend itself against these claims.

         On May 1, 2002, the Company received notice that Clover Technologies, Inc. (“Clover”) submitted a claim to the American Arbitration Association initiating an arbitration proceeding claiming that Clover is entitled to compensation from the Company for allegedly defective video access nodes (“VANS”) supplied by the Company to Clover. The Company filed an answer to Clover’s demand for arbitration, denying all material allegations and claims, on May 30, 2002. Since filing a demand for arbitration against the Company, Clover has specified that its claim is for damages totaling in excess of $2.7 million, based on claims that certain of the VANS which Clover purchased for resale to its customers were defective. The purchase arises out of a written agreement between the Company and Clover, dated June 22, 1998. Clover seeks damages based on claims for alleged breach of express and implied warranties, in the amount purportedly paid for replacement products, plus unspecified incidental and consequential damages. The Company has responded to the arbitration demand by denying all material allegations, and it intends to vigorously defend itself. An arbitration hearing before the American Arbitration Association is scheduled for March 10, 2003 through March 17, 2003 in Santa Clara, California.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.1(i)	Certificate of Ownership and Merger, effective August 3, 1998 (2)

3.1(ii)	Certificate of Designation of Series A Convertible Preferred Stock (3)

3.1(iii)	Certificate of Ownership and Merger, effective February 5, 2001 (4)

3.1(iv)	Certificate of Amendment of Restated Certificate of Incorporation filed on June 19, 2001 (4)

3.2	Amended Bylaws of the Company (5) (Exhibit 3.3)

4.1	Specimen Common Stock Certificate (6)

4.2	Specimen Series A Convertible Preferred Stock Certificate (3)

4.3	Warrant to purchase 2,614,377 shares of the Company’s Common Stock, dated May 7, 2001 issued by the Company to PictureTel Corporation (7)

4.4	Warrant to purchase 850,000 shares of the Company’s Common Stock, dated June 8, 2000 issued by the Company to Vulcan Ventures Incorporated (5) (Exhibit 10.5)

4.5	Warrant to purchase 18,750 shares of the Company’s Common Stock, dated April 11, 1997 issued by the Company to Silicon Valley Bank (1) (Exhibit 10.18)

4.6	Warrant to purchase the Company’s Common Stock, dated April 12, 2002, issued by the Company to the purchasers and in the amounts as set forth on Schedule A attached thereto (8) (Exhibit 4.3)

4.7	Registration Rights Agreement, dated April 12, 2002, by and among the Company and each of the purchasers listed therein (8) (Exhibit 4.2)

10.1	1997 Equity Incentive Plan, as amended

10.2	1997 Employee Stock Purchase Plan, as amended

10.3	Form of 1997 Employee Stock Purchase Plan Offering

10.4	1997 Non-Employee Directors’ Stock Option Plan, as amended

10.5	1999 Equity Incentive Plan, as amended

99.1	Certification, dated November 14, 2002, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

(1)	Incorporated by reference to the corresponding or indicated exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-38755), as filed on October 24, 1997.

(2)	Incorporated by reference to the corresponding or indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998, as filed on August 11, 1998 (File No. 000-23305).

(3)	Incorporated by reference to the corresponding or indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed on August 14, 2000 (File No. 333-72533).

(4)	Incorporated by reference to the corresponding or indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, as filed on August 15, 2001 (File No. 000-23305).

(5)	Incorporated by reference to the corresponding or indicated exhibit to the Company’s Annual Report on Form 10-K 405/A for the period ended December 31, 1999, as filed on April 15, 2000 (File No. 333-72533).

(6)	Incorporated by reference to the corresponding or indicated exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-38755), as filed on December 4, 1997.

(7)	Incorporated by reference to the corresponding or indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, as filed on November 14, 2001 (File No. 000-23305).

(8)	Incorporated by reference to the corresponding or indicated exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-88058), as filed on May 10, 2002.

(b)	Reports on Form 8-K.

None.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	FIRST VIRTUAL COMMUNICATIONS, INC.

By: /s/ Timothy A. Rogers

Timothy A. Rogers
Chief Financial Officer and Senior Vice President
(Duly Authorized Officer and Principal Financial
and Accounting Officer)

CERTIFICATIONS

I, Jonathan Morgan, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of First Virtual Communications, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/S/ Jonathan Morgan

Jonathan Morgan
Acting Chief Executive Officer

I, Timothy A. Rogers, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of First Virtual Communications, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/S/ Timothy A. Rogers

Timothy A. Rogers
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.1(i)	Certificate of Ownership and Merger, effective August 3, 1998 (2)

3.1(ii)	Certificate of Designation of Series A Convertible Preferred Stock (3)

3.1(iii)	Certificate of Ownership and Merger, effective February 5, 2001 (4)

3.1(iv)	Certificate of Amendment of Restated Certificate of Incorporation filed on June 19, 2001 (4)

3.2	Amended Bylaws of the Company (5) (Exhibit 3.3)

4.1	Specimen Common Stock Certificate (6)

4.2	Specimen Series A Convertible Preferred Stock Certificate (3)

4.3	Warrant to purchase 2,614,377 shares of the Company’s Common Stock, dated May 7, 2001 issued by the Company to PictureTel Corporation (7)

4.4	Warrant to purchase 850,000 shares of the Company’s Common Stock, dated June 8, 2000 issued by the Company to Vulcan Ventures Incorporated (5) (Exhibit 10.5)

4.5	Warrant to purchase 18,750 shares of the Company’s Common Stock, dated April 11, 1997 issued by the Company to Silicon Valley Bank (1) (Exhibit 10.18)

4.6	Warrant to purchase the Company’s Common Stock, dated April 12, 2002, issued by the Company to the purchasers and in the amounts as set forth on Schedule A attached thereto (8) (Exhibit 4.3)

4.7	Registration Rights Agreement, dated April 12, 2002, by and among the Company and each of the purchasers listed therein (8) (Exhibit 4.2)

10.1	1997 Equity Incentive Plan, as amended

10.2	1997 Employee Stock Purchase Plan, as amended

10.3	Form of 1997 Employee Stock Purchase Plan Offering

10.4	1997 Non-Employee Directors’ Stock Option Plan, as amended

10.5	1999 Equity Incentive Plan, as amended

99.1	Certification, dated November 14, 2002, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted)

(1)	Incorporated by reference to the corresponding or indicated exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-38755), as filed on October 24, 1997.

(2)	Incorporated by reference to the corresponding or indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998, as filed on August 11, 1998 (File No. 000-23305).

(3)	Incorporated by reference to the corresponding or indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, as filed on August 14, 2000 (File No. 333-72533).

(4)	Incorporated by reference to the corresponding or indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, as filed on August 15, 2001 (File No. 000-23305).

(5)	Incorporated by reference to the corresponding or indicated exhibit to the Company’s Annual Report on Form 10-K 405/A for the period ended December 31, 1999, as filed on April 15, 2000 (File No. 333-72533).

(6)	Incorporated by reference to the corresponding or indicated exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-38755), as filed on December 4, 1997.

(7)	Incorporated by reference to the corresponding or indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, as filed on November 14, 2001 (File No. 000-23305).

(8)	Incorporated by reference to the corresponding or indicated exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-88058), as filed on May 10, 2002.