Form 10-K
period 2002-12-31
FIRST VIRTUAL COMMUNICATIONS INC
filed 2003-04-15
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-23305

First Virtual Communications, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0357037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)
3393 Octavius Drive, Santa Clara, CA	95054
(Address of principal executive offices)	(Zip code)

(408) 567-7200

(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant To Section 12(b) of the Act:

None

Securities Registered Pursuant To Section 12(g) of the Act:

Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934)days.     Yes ☐          No ☑

      As of June 30, 2002 there were 40,116,179 shares of the registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of $.45 for such shares on The Nasdaq National Market on June 28, 2002) was approximately $18.1 million. Shares of the registrant’s Common Stock held by each executive officer, director and holder of five percent or more of the registrant’s Common Stock outstanding as of June 30, 2002 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of Common Stock outstanding as of April 14, 2003 was 40,483,594.

DOCUMENTS INCORPORATED BY REFERENCE

      Designated portions of the registrant’s definitive proxy statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.     Business

      In addition to the historical information contained in this report, this report contains forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risk factors set forth below, under “Overview,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K. The Company assumes no obligation to update any forward-looking statements contained herein.

Overview

      Founded in 1993, First Virtual Communications, Inc., a Delaware corporation, started as a manufacturer of video networking equipment and has developed into a premier provider of next generation web conferencing and collaboration solutions. The Company delivers award winning integrated communications solutions that address the needs of companies’ remotely located personnel, who need to work together to collaborate, train, demonstrate or sell. The Company has helped to define IP-based communications by pushing the boundaries of conferencing for a better user experience, easier enterprise deployment and a potentially greater return on investment. The Company’s products provide business quality communication by supporting a wide range of industry standards. The Company’s solutions integrate seamlessly with existing tools and methodologies, such as email and web browsing, while extending the advantages of instant messaging and collaboration environments, such as MSN Messenger. The Company’s innovative solutions are deployed in over 1,200 customer sites worldwide, including Fortune 500 companies, government agencies and service providers.

      On June 19, 2001, the Company and CUseeMe Networks completed a merger, pursuant to which CUseeMe Networks became a wholly owned subsidiary of the Company. CUseeMe Networks historically provided innovative software-based solutions to enable voice, video, and data collaboration over IP-based networks. CUseeMe Networks specialized in delivering a solution that was both centrally managed and centrally deployed, enabling large-scale deployments of rich media collaboration to enterprise desktops. The Company has benefited greatly from the technologies gained through its merger with CUseeMe Networks. Following the merger, the Company began to transition its hardware based product line to being a completely software-based solution. First Virtual Communications now provides a broad range of integrated rich media web conferencing solutions that run seamlessly across multiple network types to enterprise customers and service providers worldwide.

      The Company is leveraging its real-time audio and video technology as well as web-based collaboration to capitalize on the rapidly emerging opportunity to provide rich media web conferencing solutions to enterprise markets, either as systems sold through channels or services delivered through service providers. First Virtual Communications’ web-based Click To MeetTM is the Company’s flagship product family. It provides a framework for rich media web conferencing that is simple to use, fully integrated and effectively manages all of the components of an end to end solution while hiding traditional complexities from the end user.

      Our Click to Meet product line has been well received by the market and is gaining recognition as a robust and versatile web conferencing solution. Click to Meet Express received positive coverage in publications including, Internet Telephony Magazine, Network World, Learning & Leading with Technology, Home Office Magazine, and Vision and Packet Magazine. Click to Meet also won the Editor’s Choice award and an overall A-grade rating from Internet Telephony Magazine, while Click to Meet Express was named Product of the Year by that publication. Click to Meet rich media conferencing solution was also named “Best

Innovative Use of Technology” at the Cisco Systems’ Innovation Through Convergence Exposition, held in Dallas, Texas in April of 2002.

      First Virtual Communications distributes its products through its direct sales force, as well as through resellers, integrators and collaboration partners, which include AT&T, British Telecommunications plc, Cisco Systems, Inc., China Telecom, SBC Communications Inc., Net One Systems, NEC System Technologies, Ltd., Tomen Cyber-Business Solutions, Inc., Verizon Communications and other leading companies worldwide.

      The Company markets its systems to enterprise customers, including business customers, government users, education and healthcare providers, primarily through indirect sales channels. The Company also sells its products to service providers, including expanded customer relationships with AT&T, Electronic Data Systems, China Telecom and Chunghwa Telecom, all of which are deploying broadband web conferencing services using the Company’s products and solutions. Our rich media communications solutions enable telecommunications carriers to deliver a comprehensive set of rich media applications over the carrier’s existing broadband networks into conference rooms, as well as to the users’ desktops.

      For the year ended December 31, 2002, 80% of the Company’s revenue was from enterprise customers and 20% was from service providers, while for the year ended December 31, 2001, 71% of the Company’s revenue was from enterprise customers and 29% was from service providers.

      The Company maintains a network of distributors in Europe and Asia to distribute its products under the FVC.COM and First Virtual Communications names. Approximately 32% and 21% of the Company’s revenues were generated from customers outside of North America during the years ended December 31, 2002 and 2001, respectively. In an effort to further develop our presence in the Asian market, in January of 2002, we acquired our exclusive distributor in Hong Kong. In July 2002, the Company also acquired the remaining 48% interest of FVC.COM (UK) Ltd., which distributes the Company’s products in the United Kingdom. The Company expects that direct sales from shipments to customers outside of North America will continue to represent a significant portion of our future revenues. In addition, the Company believes that a small portion of our sales through some of our distribution partners is sold to international end-users. In 2002, sale of our products AT&T Corporation represented more than 10% of total revenue.

      Revenues from the Company’s international operations are subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic restraints, and currency risks, among others.

      The Company’s revenue is derived from primarily three sources (i) sales of software licenses (ii) sales of hardware and (iii) services and support revenue, which includes software license maintenance, training, installation and consulting revenue. The Company licenses its software products under perpetual licenses. The Company sells its products and services via its direct sales force and through domestic and foreign distributors. The Company may out-source certain functions to independent service providers.

      The Company applies the provisions of Statement of Position 97-2, Software Revenue Recognition to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the Company applies the provisions of Staff Accounting Bulletin 101.

      Product revenue from the license of the Company’s software products and sale of hardware products where the software is and is not incidental is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Maintenance and support revenue for providing product updates and customer support is deferred and recognized ratably over the service period. Training, installation and consulting revenue is recognized as services are performed and billable according to the terms of the service arrangement.

      The Company has experienced, and is likely to experience in the future, fluctuations in revenues, gross margins and operating results. Various factors contribute to the fluctuations in revenues, gross margins and operating results, including the Company’s success in developing and marketing its rich media web conferencing business and in developing, introducing and shipping new products and product enhancements, the Company’s success in accurately forecasting demand for new orders, which may have short lead-times before required shipment, product mix, percentage of revenues derived from original equipment manufacturers, or OEMs, versus distributors or resellers, new product introductions and price reductions by competitors, the efforts of OEMs, distributors, resellers, and other third parties on behalf of the Company, the Company’s ability to attract, retain and motivate qualified personnel, the timing and amount of research and development efforts and success, and selling, general and administrative expenditures. Further, a significant portion of the Company’s expenses is fixed. The Company expects that operating expenses will decrease in the future with the implementation of cost reduction measures. To the extent these decreased expenses are not accompanied by an increase in revenues or gross margin, the Company’s business, financial condition and results of operations would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter, as at times in past quarters, the Company’s results of operations will be below the expectations of public market analysts and investors.

Industry Background

      Ineffective meetings impose a huge cost on an organization. They waste time, reduce productivity, slow-down decision making and have a negative impact on morale. In the past, the most effective meetings were conducted face to face, with participants physically having to travel to the meeting place. This is becoming increasingly impractical in today’s environment due to a more distributed work force, reduced travel budgets, faster decision making requirements and the need to communicate efficiently with a broader group of constituents — co-workers, suppliers, partners and customers.

      This widespread need for an alternative to meetings in which participants are physically in the same room was first addressed by audio conferencing and later by video conferencing solutions. Audio conferencing did not allow meeting participants to see each other and neither solution offered easy, real-time access to the data of the participants. Video conferencing is notorious for its high costs and the complexities of the technology, often requiring a dedicated administrator to set-up a video conferencing session.

      With continued improvements in the public Internet, early “web conferencing” solutions appeared in the last few years from companies like Webex and Placeware. Typically offered as a service, these products enable multiple users to participate in on-line meetings, sharing audio, data and text chat. These early offerings focused on the sharing of data over the Internet, with audio collaboration added by means of a separate voice conference call. None of these solutions is fully integrated and none offers interactive video as well as the sharing of voice and data. Each of these technologies addresses some of the issues but none of them present a comprehensive solution to provide an effective alternative to face-to-face meetings.

Customer Requirements

      To achieve effective workgroup meetings, customers require:

•	The ability to present and/or share information easily and in real time.

•	The ability to see and hear all of the meeting participants.

•	The ability for each meeting participant to have all of their data directly available to them and easily sharable with the rest of the group.

•	A simple non-intimidating conferencing environment.

•	The ability to leverage the participants’ PC applications and tools in use today and the ability to share information directly from them.

•	A solution that leverages the participants’ existing IT infrastructure investments in PCs and networks.

•	A cost effective alternative to face-to-face meetings, without requiring participants to be physically in the same location.

First Virtual Communications’ Strategy

      Web conferencing is gaining momentum. Wainhouse Research projects the market for group videoconferencing to grow from $400 million in 2001 to $1.2 billion in 2006, yielding a compound annual growth rate of 24.4%. However, Wainhouse Research projects web conferencing will grow at a much faster 47% annual rate from $290 million to $2.0 billion in the same time period.

      To address the fast-growing rich media web conferencing market, We have developed an innovative suite of next-generation web conferencing products that enable highly effective face-to-face meetings without the need for travel. By integrating voice, data and interactive video in a single software application, we believe that our products will fulfill all the requirements for an effective meeting at a much lower cost than other alternatives.

      Our Click-to-Meet product family has been designed to address a broad spectrum of enterprises — from those with only a few people to organizations with thousands of employees. Ease of use has been a cornerstone in the design of our products, all of which function in a familiar, non-intimidating environment — the PC browser.

      Click-to-Meet software runs on industry-standard hardware platforms and standard network operating systems, including Windows and Linux. Our products leverage the existing infrastructure of an enterprise by inter-operating with its existing video conferencing platforms.

      We offer a fully integrated software application to our enterprise customers at a cost substantially lower than the service offerings of other companies. A licensed software application will appeal to the Chief Information Officers of large enterprises which are concerned with the security issues that exist when sensitive corporate data is shared on a website outside the enterprise firewall, as is the case with the Webex model. Additionally, Click to Meet applications are easy to integrate with other communications solutions used by an enterprise, such as calendars and scheduling, directory services, instant messaging and email.

      By delivering products that enable users to work within a familiar environment and by enabling the web conferencing application to be fully integrated with the other communication tools and services of an enterprise, we believe that we are setting the stage for wide scale adoption of this web collaboration technology.

Leverage Strong Technology Foundation

      Our products are built on a strong and proven technology base. This includes our award-winning Click to Meet Conference Server, and our Click to Meet Conference Client — strategic ingredients in our industry-leading Click to Meet product line.

      Our Click to Meet Conference Server is the engine and foundation of the Click to Meet architecture. The Conference Server provides a distributed architecture for web conferencing, audio conferencing, video conferencing, text chat, and T.120 data collaboration services. The Conference Server allows Click to Meet to operate in a distributed model which is both client-server and peer-to-peer in nature. Multiple Conference Servers can communicate among each other using sophisticated Intelligent Linking, allowing Click to Meet conferences to scale significantly to meet customer requirements. This Intelligent Linking also allows the Conference Server to be deployed at the edges of a network where the end users are located, or in a central location, depending on the application requirements, thereby maximizing the benefits of a typical distributed IP networking environment.

Our Products and Technology

      First Virtual Communications provides solutions that enable groups of people to meet online and effectively imitate actual face-to-face meetings. Our products leverage increased PC performance, multimedia capability, broadband internet, instant messaging and email infrastructure to provide an easy-to-use next generation web conferencing solution.

Products

•	Click to Meet Conference Server is our web conferencing foundation, a software engine that powers the entire Click to Meet family of products. Conference Server is not only a powerful, affordable, and widely deployed H.323 Multipoint Control Unit for traditional conferencing applications, but also a robust collaboration server for audio, video, and data collaboration over IP. Our software solution provides a flexible platform choice, deployment options, fast upgrades, and low-cost processing power.

Conference Server is engineered from the ground-up as an IP-based solution and was the first to support: Continuous Presence, mixed speed endpoints in multipoint conferences, Unicast and Multicast linking, Microsoft Outlook scheduling integration, and Session Initiation Protocol (SIP) for connectivity. It is a browser-based plug-in for web conferencing and collaboration that includes advanced audio technology, such as wideband audio, echo cancellation, automatic voice detection and gain control. Its video features include, full screen video, advanced compression algorithms including H.263+, video noise reduction and automatic bandwidth detection.

•	Click to Meet Express enables dispersed groups to meet online and conduct more effective collaborative meetings. Click to Meet Express delivers ad-hoc web conferencing capabilities to virtually anyone with an Internet connection and a PC. With Click to Meet Express, users can maintain the expressive and interactive communications of a traditional face-to-face meeting, through integrated audio, multipoint video, and document collaboration tools.

Click to Meet Express delivers an on-demand rich media web conferencing environment where users can create conferences on-the-fly and invite participants by email, instant messaging, or clicking on a link in a web page. Click to Meet Express is designed to be as simple to install as a typical web server.

•	Click to Meet Premier provides the same web conferencing experience as Click to Meet Express and adds an online directory, calendar and scheduling functionality, billing, administrative, and control tools, providing a turnkey, end-to-end rich media web conferencing and communications solution. Click to Meet Premier also integrates with existing video conferencing equipment and infrastructure, allowing those users of a traditional conferencing application to effectively participate in web conferences.

Click to Meet Premier enables organizations to leverage their converged broadband networks for face- to-face collaboration. Using Click to Meet Premier, organizations can enhance existing processes with two-way video and web collaboration, thereby reducing travel costs, improving productivity, and preserving long distance business relationships. Click to Meet Premier gives users point-and-click access to ad-hoc and scheduled video calls, conferences and data collaboration across many types of networks, including IP and ISDN, through a web-based interface.

•	Click to Meet Select offers control and management of an ISDN, ATM, and IP conferencing network. Click to Meet Select enables conference creation, scheduling and resource allocation such as controlling MCUs and gateways, in a simple browser-based environment. Click to Meet Select hides the complexity of dialing and conference setup from the end user, facilitating greater utilization of conferencing investments.

Click to Meet Select brings web-based data collaboration to an existing video conferencing application or system. Click to Meet Select also simplifies the use of a Cisco IP/VC designed network, hiding the complexity of network zone, gateway and MCU call setup and management. Click to Meet Select also extends the Cisco Voice Over IP application, allowing users to set up video conferences directly from their Cisco IP telephones.

Advantages of Our Innovative Approach

      The Company’s innovative approach results in solutions with the following attributes sought after by our customers:

•	Fully Integrated — First Virtual Communications provides a Next Generation Web Conferencing solution that allows multiple users to participate in an on-line meeting with audio, video, data and text chat all integrated into a single application and single-window environment.

•	Anyone, Anywhere — First Virtual Communications believes in a true ad hoc meeting environment. Anyone, anywhere should be able to easily establish, participate or be invited into a web conference without requiring any administrative support or having to be pre-registered in a directory.

•	Reach — First Virtual Communications’ client server approach provides unlimited free clients through a simple download and meeting invitations that can be sent by email or instant messaging, thus making virtually anyone with a personal computer and an internet connection a potential participant in a meeting.

•	Return On Investment and Security — First Virtual Communications’ installed enterprise software application model allows organizations to realize a faster return on investment and maximizes security. Customers can install the First Virtual Communications conferencing application on their own network with unlimited usage, versus an ASP-hosted service that operates on an open network and charges on usage basis.

•	View Everyone — First Virtual Communications believes that for video to have real value in an on-line meeting all participants must be able to see everyone else’s expressions to effectively gauge all reactions, in contrast to other solutions that only allow for a view of the active speaker.

•	Choice and Control — First Virtual Communications believes individuals should have more choice and control of their conferencing experience at the desktop. Each participant should have the flexibility to select how they display the data, video and text.

•	Leverage Existing Workflow — First Virtual Communications believes that an effective on-line conferencing solution should be easy to use by integrating into, not recreating, the applications solutions that organizations are currently using today, such as calendaring, scheduling, directory services, instant messaging and email.

•	Industry Standard Platforms — First Virtual Communications’ approach leverages an organization’s existing IT infrastructure investments while minimizing incremental capital costs, by running on industry standard hardware, software and network infrastructure.

•	Investment Leverage — First Virtual Communications’ approach is compatible with traditional videoconferencing equipment, allowing those devices to be included in an on-line meeting. This allows conference room videoconferencing devices to participate in the audio and video portions of the meeting, thereby leveraging customer’s investments in those devices.

The Benefits of Our Products

      Implementing a First Virtual Communications rich media web conferencing solution that integrates audio, video and data allows organizations to hold more effective meetings, save money, enhance productivity and improve the quality of decisions resulting in:

•	Better communications between co-workers, suppliers, partners and customers.

•	Faster decision making; faster time to market.

•	Reduced downtime — people can join meetings right from their desks.

•	Improved access to data.

•	Flexible, multi windowed video environment that allows each user to choose exactly who they want to see in the conference.

      In addition, the Company’s solutions:

•	Leverage existing investments in PCs, servers, applications and network infrastructure.

•	Extend investments in existing videoconferencing infrastructure to web conferencing.

•	Provide unlimited use of concurrent ports, resulting in lower total cost of ownership than ASP hosted solutions, which charge per-minute, per-participant fees and require external audio conferencing costs.

•	Provide free client software, extending web conferencing to more potential participants.

•	Deliver increased security, allowing an organization to keep sensitive data inside its firewall.

Product Categories

      For the years ended December 31, 2002, 2001 and 2000, the Company recorded revenues in the amount of $24.4, $27.7 and $40.0 million respectively. The Company’s revenue is of three types: Software, Product and Support Services. Software revenue primarily consists of revenue from the sale of the Click to Meet family of software products, which include CTM Express, CTM Select, CTM Premier and CTM Conference Server. Product revenue consists of revenue from the sale of ATM legacy hardware products, including hardware products sourced from third parties and sold by the Company. Support service revenue consists of software license subscriptions, hardware maintenance, training, installation and consulting revenue. For the years ended December 31, 2002, 2001 and 2000 Software revenue totaled $11.4, $4.2 and $1.0 million, respectively. For the years ended December 31, 2002, 2001 and 2000, Product revenue equaled $8.5, $18.0 and $37.2 million, respectively. For the years ended December 31, 2002, 2001 and 2000, Support Services revenue equaled $4.6, $5.5 and $1.9 million, respectively.

Customer Services

      Always on the leading edge of advanced Internet technologies, First Virtual Communications applies the highest possible level of professionalism to project design, implementation and support. Our Customer Service and Technical Support Organizations play a critical role, offering project coordination, implementation design and engineering, quality control and training groups.

Marketing, Sales and Customer Support

      We believe that the three significant growth areas for our rich media web conferencing products are enterprises, service providers and the government sector.

      We market our products through our internal sales force and indirect sales channels, including: OEMs, value-added resellers, service providers and integrators. We may increase our use of OEM channels in the future. Our internal sales force uses the Company’s web conferencing technology to directly qualify and stimulate end-user demand, as well as to manage our relationships with our customers.

      First Virtual Communications has international offices in the United Kingdom, France, Germany, Italy, Japan, Korea and China. For the years ended December 31, 2002, 2001, and 2000, approximately 32%, 21%, and 12%, respectively, of our revenue was generated from customers outside of the United States.

Research and Development

      We recognize that a strong technical base is essential to our long-term success and we have made a substantial investment in research and development. We intend to continue to make substantial investments in product development and to participate in the development of industry standards. The Company monitors changing customer needs and works closely with its OEM partners, end-user customers and market research organizations to track changes in the marketplace, including emerging industry standards. The Company intends to maintain its product development focus on software products for the rich media web conferencing market.

      The Company’s research and development expenditures totaled $9.9 million, $12.6 million, and $12.5 million for the years ended December 31, 2002, 2001, and 2000, respectively. The Company performs its principal research and product development activities at its headquarters in Santa Clara, California, its facility in Nashua, New Hampshire, and its facility in La Gaude, France.

Competition

      The market for rich media web conferencing and MCU products is very competitive. Since the barriers to entry in this market space are relatively low and the potential market is large, First Virtual Communications expects continued growth in the industry and the entrance of new competitors in the future. Although there is no one competitor currently offering all aspects of rich media web conferencing in a single integrated platform, the Company believes that competitors are developing such products.

      In offering rich media web conferencing products, the Company currently competes, or expects to compete, directly or indirectly with the following categories of providers:

•	H.323 MCU vendors, such as Polycom, Ezenia!, and RADVISION;

•	Videoconferencing client vendors, such as Microsoft (NetMeeting), Polycom, and VCON;

•	Collaborative web conferencing product vendors, such as Lotus (Sametime), Interwise, and Ezenia! (InfoWorkSpace); and

•	Application service providers, such as Raindance, Placeware, and WebEx.

      The method of delivery for web conferencing solutions varies among our competitors. Some offer strictly hosted solutions, some offer a product (software, and in some cases hardware) which must be installed at the customer’s site. These differences create competitive advantages in some markets and disadvantages in others.

      Many of the Company’s current and potential competitors, particularly Microsoft, Polycom and WebEx, have longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than does the Company. As a result, these companies may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their conferencing products and services.

      To remain competitive, we must continue to invest in research and development and sales and marketing. The Company may not have sufficient resources to make those investments or may not succeed in making the technological advances necessary to be competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with which First Virtual Communications has a relationship, to increase the visibility and utility of their products and services. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire a significant market share, which could have a material adverse effect on First Virtual Communications’ business, financial condition and results of operations.

Manufacturing

      The Company has completed a two-year transition from being a supplier of advanced hardware products to being a leading supplier of rich media web conferencing software products. The Company currently produces these products at its facility in California by transferring images of the software to CD-ROM discs and shipping them directly to its customers. As revenues increase, it is likely that the Company will also use third parties to perform some, or all, of these activities. Although the Company’s products are software applications, the Company can be impacted by industry wide events such as shortages of CD ROMs or other materials. The Company’s supply chain, including buffer stock of critical materials, may not be sufficient to meet increases in demand occurring simultaneously with delayed deliveries from suppliers. The Company may not be able to negotiate acceptable arrangements with its existing or future suppliers, or negotiate arrangements that will be on terms favorable to the Company.

Employees

      As of March 28, 2003, the Company employed 173 individuals full-time. In addition, the Company employs a number of temporary, contract employees. The Company’s employees are not represented by a collective bargaining agreement and the Company believes its relationships with its employees are good.

Risk Factors

      In addition to the other information provided in this report, the following risk factors should be considered in evaluating the Company and its business.

                  The Company has a history of operating losses and will incur losses in the future. The Company may never generate sufficient revenue to achieve profitability.

      The Company has incurred operating losses in each quarter since it commenced operations in 1993. The Company expects to continue to devote substantial resources to its research and development and sales and marketing activities. As a result, the Company expects that it will continue to incur operating losses for the foreseeable future. The Company’s revenue decreased from $27.7 million for the year ended December 31, 2001, to $24.4 million for the year ended December 31, 2002, while its net loss decreased from $31.6 million for the year ended December 31, 2001 to $24.3 million for the year ended December 31, 2002. At December 31, 2002, the Company had an accumulated deficit of $111.6 million.

The Company’s quarterly financial results are expected to fluctuate and may cause the price of the Company’s common stock to fall.

      The Company has experienced in the past, and is likely to experience in the future, fluctuations in revenue, gross margin and operating results. Various factors could contribute to the fluctuations in revenue, gross margin and operating results in the future, including the Company’s:

•	success in developing our rich media Web conferencing business and in developing, introducing and shipping new products and product enhancements, particularly for Click to MeetTM and the Multi Conferencing Unit, or MCU;

•	success in accurately forecasting demand for new orders that may have short lead-times before required shipment, product mix, percentage of revenue derived from original equipment manufacturers, or OEMs, versus distributors or resellers;

•	new product introductions and price reductions by competitors;

•	results from strategic collaborations;

•	use of OEMs, distributors, resellers, and other third parties;

•	ability to attract, retain and motivate qualified personnel;

•	research and development efforts and success; and

•	selling, general and administrative expenditures.

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

      Certain events or changes in circumstances would require the Company to assess the recoverability of the carrying amount of long-lived assets. In the year ended December 31, 2002, the Company recorded impairment charges of $3.3 million relating to technology acquired in a prior acquisition and $6.6 million relating to goodwill. In addition, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 142, in July 2001, whereby goodwill must be evaluated annually and whenever events or circumstances occur which indicate goodwill might be impaired. The Company adopted SFAS No. 142 on January 1, 2002. The Company will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and may incur substantial impairment charges that could adversely affect the Company’s financial results in the future.

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

      The Company’s common stock currently is listed on The Nasdaq SmallCap Market. Pursuant to its rules, The Nasdaq National Market delisted the Company’s shares from the Nasdaq National Market based on the shares trading below $1.00 per share on The Nasdaq National Market for a period of 30 consecutive trading days. On September 9, 2002, the Company’s shares began trading on The Nasdaq SmallCap Market. In October 2002, the Company received a letter from Nasdaq advising it that the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days by March 26, 2003 in order to continue trading on the Nasdaq SmallCap Market, subject to appeal by the Company. On March 26, 2003, the last sale reported on The Nasdaq SmallCap Market for the Company’s stock was at $.32. On April 1, 2003, the Company received an additional letter from Nasdaq advising that, based on recent Nasdaq modifications to the bid price rules, it would be granted an additional 90 calendar day period within which to remedy the bid price deficiency. To demonstrate compliance with the minimum bid price requirement, the Company is required to demonstrate a closing bid price of at least $1.00 per share on or before June 30, 2003, and immediately thereafter, a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days.

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

     The Company’s common stock price is volatile.

      The market price of the Company’s common stock has been extremely volatile in the past and, like that of other technology companies, is likely to be volatile in the future, depending upon many factors, including:

•	fluctuations in the Company’s financial results;

•	technological innovations or new commercial products developed by the Company or its competitors;

•	establishment of and success of corporate partnerships or licensing arrangements;

•	announcements by the Company or others regarding the acquisition of technologies, products or companies;

•	regulatory changes and developments that affect the Company’s business;

•	developments or disputes concerning patent and proprietary rights and other legal matters;

•	an adverse outcome from pending or any future legal matters;

•	issuance of new or changed stock market analyst reports and/or recommendations; and

•	economic and other external factors.

      One or more of these factors could significantly harm the Company’s business and decrease the price of our common stock in the public market. Severe price fluctuations in a company’s stock, including the Company’s stock, have frequently been followed by securities litigation. Litigation can result in substantial costs and a diversion of management’s attention and resources and therefore could have a material adverse effect on the Company’s business, financial condition and results of operations. Past financial performance of the Company should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The Company’s inability to secure additional funding could adversely effect its business.

      We believe the Company has adequate cash and access to cash to meet its anticipated working capital and capital expenditure requirements. However, the Company may need to raise additional funds through debt sources and/or the issuance of equity securities in the future. If additional funds are raised through the issuance of equity securities, the percentage ownership of existing stockholders of the Company will be reduced, stockholders may experience additional dilution, and the new equity securities may have rights, preferences or privileges senior to those of the holders of the Company’s common stock. Additional financing may not be available when needed or on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, it could have a material adverse effect on the Company’s business, financial condition and operating results. The Company may be required to delay, scale back or eliminate some or all of its development programs for its products and may be unable to take advantage of future opportunities or respond to competitive pressures.

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

      The Company currently sells its products through OEMs, distributors and resellers. The Company’s future performance will depend in large part on sales of its products through these distribution relationships, such as those with Net One, NEC, AT&T and other key partners. Agreements with distribution partners generally provide for discounts based on the Company’s list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, entities that distribute the Company’s products may compete with the Company. In addition, OEMs, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling the Company’s products. The Company additionally depends on its distribution relationships for most customer support, and expends significant resources to train its OEMs, distributors and resellers to support these customers. These entities can generally terminate the distribution relationship upon 30 days notice. The loss of a distribution relationship or a decline in the efforts of a material distributor, or loss in business or cancellation of orders from, significant changes in scheduled deliveries to, or decreases in the prices of products sold to, any of these distribution relationships could have a material adverse effect on the Company’s results of operations.

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

      Sales of some of the Company’s products have required and will continue to require an extended sales effort. For some projects, the period from an initial sales call to an end-user agreement can range from six to twelve months and can be longer. Therefore, the timing of revenue booking and recognition, as well as related cash flows, may be unpredictable. A lengthy delay in booking orders, obtaining payment and recognizing revenue could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Claims by third parties that the Company infringes their proprietary technology could prevent the Company from offering its products or otherwise materially harm the Company’s business.

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

      The Company may incur substantial costs in defending itself and its customers against intellectual property litigation, including pending and potential future litigation, regardless of the merits of such claims. The Company may also be required by contract or by statutory implied warranties to indemnify its distribution partners and end-users against third-party infringement claims. Parties making infringement claims against the Company may be able to obtain injunctive or other equitable relief which could effectively block the Company’s ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement against the Company, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. The Company, or its customers, may not be able to obtain necessary licenses from third parties at a reasonable cost, or at all. The defense of any lawsuit could result in time-consuming and expensive litigation, damages, license fees, royalty payments and restrictions on the Company’s ability to sell its products, any of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

      The Company’s international business involves a number of risks that could adversely affect its operating results or contribute to fluctuations in those results. The Company’s revenue from international sales represented 32%, 21% and 12%, respectively, of its total revenue in the fiscal years ended December 31, 2002, 2001 and 2000, respectively. The Company intends to seek opportunities to expand its product and service offerings into additional international markets, although the Company may not succeed in developing localized versions of its products for new international markets or in marketing or distributing products and services in those markets.

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

Control by Insiders

      As of March 28, 2003, the Company’s executive officers, directors and their affiliates beneficially owned approximately 5.8 million shares, or approximately 13%, of the outstanding shares of the Company’s common stock, on an as-converted to common stock basis. As a result, these persons may have the ability to effectively control the Company and direct its affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of these stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of common stock.

Item 2.     Properties

      The Company is headquartered in Santa Clara, California, where it leases approximately 48,000 square feet of space that houses administrative, sales and marketing, customer service, operations and product development activities. The space is occupied pursuant to an operating lease that expires in 2009. On April 11, 2003, the Company signed an agreement with its landlord to terminate its lease in its Santa Clara, California headquarters facility and executed a new lease for approximately 19,700 square feet of space in Redwood City, California, which expires in 2013. The Company estimates the annual occupancy cost of the new space will be approximately $900,000 less than the cost of the prior facility. The Company also leases approximately 27,225 square feet of space that houses product development in Nashua, New Hampshire. The space is occupied pursuant to an operating lease that expires in July of 2003. Additionally, the Company has rental agreements for small sales offices in the United States, Europe and Asia. Aggregate rental expense under these facility leases for the year ended December 31, 2002 was approximately $1.7 million. The Company believes that its existing facilities are adequate to meet current needs.

Item 3.     Legal Proceedings

      On or about April 9, 1999, several purported class action suits were filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company’s reporting of its financial results for the period ended December 31, 1998. The court dismissed these actions without leave to amend on February 14, 2000 and the plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal was taken under submission by the court of Appeals following the filing of briefs by the parties and the presentation of oral argument on July 11, 2001. On March 15, 2002, the Court of Appeals affirmed the district court’s judgment. On March 28, 2002 the plaintiffs filed a Petition for Rehearing in the Ninth Circuit. On April 5, 2002, the Ninth Circuit denied the plaintiff’s Petition for a Rehearing. On December 12, 2002, the plaintiffs filed in the Ninth Circuit a Motion to Recall the Mandate. On January 7, 2003, the Ninth Circuit denied the motion.

      On April 23, 2001, the Company received notice of a stockholder’s derivative action filed in California Superior Court in the County of Santa Clara, alleging that, among other things, certain directors and officers of the Company sold shares of the Company’s common stock between January 21, 1999 and April 6, 1999, while in possession of material non-public information pertaining to the Company. The Company and the individual defendants demurred to the complaint, and moved to dismiss the action, or in the alternative to stay the action pending the outcome of the appeal in the related federal court class action or, if necessary, the investigation of the claims by the Company. The court granted the demurrer in part and denied it in part, granting plaintiff leave to file an amended complaint, and stayed the action pending the outcome of the appeal in the federal court class action. The court also ordered that certain limited discovery of documents could take place with respect to the filing of the amended complaint. In December 2001, the plaintiff moved for leave to take certain third-party discovery. The motion was denied by the court. Plaintiff filed an amended complaint on February 22, 2002. A hearing on the defendants’ demurrer to the amended complaint was scheduled to take place on May 21, 2002. The parties agreed to a continuance of the hearing in order to permit them to engage in settlement discussions with a third-party mediator. On July 25, 2002, the parties reached a tentative settlement of the derivative action, subject to a number of conditions, including approval of the settlement by a special committee of independent directors appointed by the Company’s Board of Directors and empowered to act on behalf of the Company with respect to the action. Under the terms of the tentative settlement, the Company would not pay any money to any party in connection with the settlement, nor would it pay any money as indemnification to present or former officers and directors in the event of a settlement of the SEC enforcement action described in the following paragraph. On December 19, 2002, the court approved the settlement and dismissed the complaint with prejudice.

      On April 25, 2002, the Company was informed by the staff of the SEC that the staff intends to recommend that the SEC commence an enforcement action against the Company, Ralph Ungermann and two former officers of the Company in connection with the Company’s January 1999 announcement of unaudited financial results for the quarter and year ended December 31, 1998, which were revised by the Company prior to the release of the Company’s Form 10-K in April 1999. The staff indicated that the basis for such an action would be allegations that the January 1999 announcement was misleading and/or the result of inadequate financial controls. The staff did not state what remedies it would seek in such an action, but noted that the remedies it might seek could include an injunction against future violations, disgorgement, civil penalties and an officer and director bar against the individuals. The Company and each of the individuals subsequently concluded separate settlements with the SEC. The Company agreed that the SEC could file an administrative proceeding against the Company, and that the Company would settle the proceeding without admitting or denying the allegations thereof. Pursuant to the Company’s agreement, on or about November 26, 2002, the SEC commenced an administrative proceeding and entered therein an order making findings and requiring the Company to cease and desist from any violations of specified provisions of the federal securities laws. The individuals agreed that the SEC could file a civil injunctive action against them, and that they would settle the action without admitting or denying the allegations thereof. Pursuant to the individuals’ agreements, on or about November 26, 2002, the SEC filed a complaint in the United States District Court for the Northern District of California entitled SEC v. Ralph K. Ungermann, et al., Civil Action No. C 02 05613 RS, in which the SEC alleged that the individuals had violated various provisions of the federal securities laws, and, upon the consent of each of the individuals, the court contemporaneously entered final judgments that each of the individuals be permanently enjoined from violations of certain provisions of the federal securities laws and pay certain sums representing disgorgement, penalties and pre-judgment interest. All such sums were subsequently paid.

      On May 1, 2002, the Company received notice that Clover Technologies, Inc. (“Clover”) submitted a claim to the American Arbitration Association initiating an arbitration proceeding claiming that Clover is entitled to compensation from the Company for allegedly defective video access nodes (“VANS”) supplied by the Company to Clover. The Company filed an answer to Clover’s demand for arbitration, denying all material allegations and claims, on May 30, 2002. Since filing a demand for arbitration against the Company, Clover has specified that its claim is for damages totaling in excess of $2.7 million, based on claims that certain of the VANS which Clover purchased for resale to its customers were defective. The purchase arises out of a written agreement between the Company and Clover, dated June  22, 1998. Clover seeks damages based on claims for alleged breach of express and implied warranties, in the amount purportedly paid for replacement products, plus unspecified incidental and consequential damages. The Company’s insurer has retained counsel to defend the Company in this matter. The Company has responded to the arbitration demand by denying all material allegations, and it intends to vigorously defend itself. An arbitration hearing before the American Arbitration Association was scheduled for April 7, 2003 through April 14, 2003 in Santa Clara, California. Prior to that date, the parties held a mediation session on April 16, 2003 and agreed to a settlement of this matter.

      On August 28, 2002, the Company was served with a Complaint filed by Eric Hamilton (“Hamilton”) in the United States District Court for the District of Maryland alleging that in connection with the Company’s use of its CUseeME and Click-to-Meet products the Company infringes the United States Patent No. 5,176,520 (the “520 Patent”), issued on January 5, 1993 and relating to “Computer Assisted Instructional Delivery System and Method,” seeking unspecified damages for infringement and willful infringement, in addition to seeking injunctive relief. On November 1, 2002, the Company filed its Answer to the Complaint in which it denied all material allegations made against it. The Company also filed a Counterclaim seeking a judicial declaration that (i) its products do not infringe any valid claim of the ‘520 Patent and (ii) the ‘520 Patent is invalid and unenforceable on the grounds of obviousness, lack of enablement and failure to meet the written description requirements under the patent laws. On or about January 5, 2003, the Company and Hamilton reached a tentative agreement on material terms to settle the litigation. The Company agreed to pay to Hamilton the total sum of $35,000 and dismiss its counterclaim in exchange for a fully paid up, worldwide, nonexclusive license to practice under the ‘520 patent and a dismissal of Hamilton’s claims. The parties exchanged a mutual general release of all claims. The parties executed a formal settlement agreement on January 28, 2003.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock is traded on The Nasdaq SmallCap Market under the symbol “FVCX.” The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock as reported on the Nasdaq National Market through September 8, 2002 and on The Nasdaq SmallCap Market commencing September 9, 2002.

	High	Low

2001
First Quarter	$2.41	$.88
Second Quarter	$1.55	$.72
Third Quarter	$1.16	$.70
Fourth Quarter	$1.29	$.59
2002
First Quarter	$1.43	$.73
Second Quarter	$.83	$.43
Third Quarter	$.70	$.33
Fourth Quarter	$.43	$.25

      As of March 28, 2003, there were approximately 399 holders of record of the Company’s Common Stock. On March 28, 2003, the last sale price reported on The Nasdaq SmallCap Market for the Company’s Common Stock was $.33 per share.

      The Company has never declared or paid any cash dividends on its capital stock. The Company intends to retain any future earnings to support operations and to finance the growth and development of the Company’s business and does not anticipate paying cash dividends for the foreseeable future.

Item 6.     Selected Financial Data

      The following table presents summary selected historical data of the Company as of and for each of the five years in the period ended December 31, 2002.

	Year Ended December 31

	2002	2001	2000	1999	1998

	(In thousands, except share and per share data)
Statement of operations data
Revenues	$24,414	$27,661	$40,011	$45,700	$37,251
Total operating expenses(1)	40,472	39,651	37,024	31,803	26,005
Operating loss	(24,437)	(32,540)	(19,844)	(14,954)	(7,974)
Net loss	$(24,322)	$(31,601)	$(18,787)	$(14,328)	$(8,016)
Net loss per share:
Basic and diluted(2)	$(0.64)	$(1.26)	$(1.09)	$(0.87)	$(0.69)
Balance sheet data
Cash, cash equivalents and short-term investments	$8,435	$9,384	$23,928	$8,821	$26,748
Working capital	735	8,363	31,729	21,878	32,939
Total assets	19,760	38,158	46,941	40,199	51,165
Total debt	—	36	119	228	1,665
Accumulated deficit	(111,588)	(87,266)	(55,665)	(36,878)	(22,550)
Total stockholders’ equity	$6,773	$26,357	$36,730	$27,812	$38,613

(1)	Operating expenses included non-cash employee stock compensation charges of $26,000, $114,000, $267,000, $493,000, and $1.2 million, for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

(2)	See Note 1 to the consolidated financial statements for an explanation of the computation of net loss per share.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the financial condition and results of operations of the company should be read in conjunction with the financial statements and the notes thereto included in Item 8 of this Form 10-K. In addition to the historical information contained in this item, this item contains forward looking statements within the meaning of Section 27(a) of the Securities Act and Section 21(e) of the Exchange Act that involve risks and uncertainties. These forward looking statements include, without limitation, statements containing the words “believe,” “anticipates,” “expects,” and words of similar import. Such forward looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the risk factors set forth above in “Business/ Overview,” “Business/ Risk Factors,” the risk factors set forth in this item and elsewhere in this Form 10-K. The Company assumes no obligation to update any forward looking statements contained herein.

Overview

      The Company delivers integrated, software technologies for rich media Web conferencing and collaboration solutions. The Company combines its expertise in networking systems, real-time audio and video technology, and Web-based collaboration to provide integrated voice, video, data, text and streaming media solutions for a wide range of rich media enterprise applications, including Web conferences, broadcasts, video-

on-demand, videoconferences and video calls over converged multi-service networks. The Company was incorporated in California in October 1993 and reincorporated in Delaware in December 1997. The Company first shipped its products in 1995.

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

      In fiscal 2002, the Company recorded $24.4 million in revenue, a decrease of 12% compared to the previous year. The Company derived its revenue in 2002 from the sale of video networking software, systems and services to enterprise customers, which include business customers, government agencies, educational institutions and healthcare providers, primarily through indirect sales channels and to telecommunications service providers.

      The following table summarizes the percentage of total revenue by enterprise customers and service providers:

	Year Ended December 31,

	2002	2001	2000

Enterprise customers	80%	71%	78%
Service providers	20%	29%	22%

Total	100%	100%	100%

      The Company’s internal sales force qualifies and stimulates end-user demand, and manages the Company’s strategic relationships with its distribution partners, including OEMs, VARs and systems integrators. At December 31, 2002 and 2001, CEWinc.com and AT&T Corporation accounted for 20% and 15%, respectively, of total accounts receivable.

      The Company maintains sales offices in the United Kingdom, France, Germany, Italy, China and Japan, and distributes its products in both Europe and Asia through resellers and distributors in more than 25 countries. For the years ended December 31, 2002, 2001 and 2000, approximately 32%, 21% and 12%, respectively, of the Company’s sales were generated from customers outside of the United States. The Company expects that revenue from shipments to customers outside of the United States will continue to represent a significant portion of its future revenue. In addition, the Company believes that a small portion of its sales through OEMs, resellers and integrators are ultimately sold to international end-users. Revenue from the Company’s international operations are subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic restraints, and currency risks, among others. To date, the Company has not engaged in any foreign currency hedging activity.

Critical Accounting Policies and Estimates

      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, beginning on page F-6. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

      Revenue recognition. We derive our revenue from primarily three sources (i) sales of software licenses, (ii) sales of hardware, and (iii) services and support revenue which includes software license maintenance, training, installation and consulting revenue. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

      The Company licenses its software products under perpetual licenses. The Company sells its products and services via its direct sales force, through domestic and foreign distributors and via the Internet.

      The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the Company applies the provisions of SEC Staff Accounting Bulletin 101, “Revenue Recognition.”

      Revenue from the license of the Company’s software products and sale of hardware products is recognized when persuasive evidence of an arrangement exists, the product has been delivered and title has transferred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Maintenance and support revenue for providing product updates and customer support is deferred and recognized ratably over the service period. Training and consulting revenue is recognized as services are performed and billable according to the terms of the service arrangement.

      For all sales, except those completed via the Internet, the Company uses either a binding purchase order or other signed agreement as evidence of an arrangement. For sales over the Internet, the Company uses a credit card authorization as evidence of an arrangement. Sales through distributors are evidenced by a master agreement governing the relationship with or without binding purchase orders on a transaction by transaction basis.

      Fees due under an arrangement are generally deemed not to be fixed and determinable if a significant portion of the fee is due beyond the Company’s normal payment terms which are 30 to 90 days from the date of invoice. In these cases, revenue is not recognized until the fees become due. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      For arrangements with multiple obligations (e.g., undelivered maintenance and support bundled with perpetual licenses), the Company allocates revenue to delivered elements of the arrangements using the residual value method based on evidence of the fair value of the undelivered elements, which is specific to the Company. The vendor specific objective evidence of fair values for the ongoing maintenance and support obligations are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, is based upon separate sales of these services.

      Revenue from sales to certain of the Company’s resellers are subject to agreements allowing rights of return and price protection. In such cases, the Company provides reserves for estimated future returns and credits for price protection upon revenue recognition. Such reserves are estimated based on historical rates of return and allowances, reseller inventory levels, the Company’s estimates of expected sell through by resellers and other related factors. Actual results could differ from these estimates. In the event of inability to estimate returns from any reseller, the Company defers revenue recognition until the reseller has sold through the products. Advance payments received from customers and gross margin deferred with respect to sales for which revenues have not been recorded are recorded as deferred revenue.

      A provision is made upon revenue recognition for the estimated cost to repair or replace products under warranty arrangements (see Note 10).

      Sales returns and other allowances, allowance for doubtful accounts and litigation. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Specifically, management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales return and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales return and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns and other allowances amounted to $547,000 at December 31, 2002, compared to $869,000 at December 31, 2001. Similarly, management must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of December 31, 2002, our accounts receivable balance was $4.1 million, net of allowance for doubtful accounts of $1.0 million. At December 31, 2001, our accounts receivable balance was $6.4 million, net of allowance for doubtful accounts of $1.6 million.

      Management’s current estimated range of the liability related to pending litigation is based on claims for which the amount and range of loss can be estimated. We have recorded the minimum estimated liability related to those claims where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Any revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

      Valuation of Inventories. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the years ended December 31, 2002, 2001 and 2000, the Company recorded inventory related charges of $1.4 million, $7.3 million and $2.3 million respectively, to reduce the value of inventories for certain excess and obsolete products.

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

      When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We determine that the carrying value of goodwill may not be recoverable when the fair value of the Company is less than the book value of the

Company. We measure any impairment by the excess of the implied fair value of the Company’s goodwill with the carrying amount of the Company’s goodwill. Net intangible assets, long-lived assets, and goodwill amounted to $6.2 million and $18.0 million as of December 31, 2002 and 2001, respectively. During the years ended December 31, 2002 and 2001, the Company recorded $9.9 million and $1.1 million, respectively, of impairment losses related to goodwill and other intangible assets.

      On January 1, 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we reclassified workforce related intangibles of $1.4 million to goodwill and ceased to amortize approximately $6.9 million of goodwill and $1.4 million related to the assembled workforce, in connection with the CUseeMe acquisition. We recorded approximately $1.6 million of amortization on intangible assets related to acquired technology in connection with the CuseeMe acquisition and licenses during 2002. We performed an initial impairment review of our property and equipment, goodwill and intangible assets in 2002 and an annual impairment review. We recorded $6.6 million of impairment charges related to goodwill during the year ended December 31, 2002 in connection with our annual impairment review, based on an impairment analysis prepared by management using valuations completed by an outside appraiser.

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supercedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121). SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company recorded $3.3 million of impairment charges related to intangible assets in 2002, which is included in the $9.9 million impairment charge noted above.

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

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $56.5 million as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

      The following table sets forth certain items from the Company’s Consolidated Statements of Operations as a percentage of total revenue for the periods indicated. The data set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,

	2002	2001	2000

Revenues	100.0%	100.0%	100.0%
Cost of revenues	34.3%	74.3%	57.1%

Gross profit	65.7%	25.7%	42.9%

Operating expenses:
Research and development	40.7%	45.4%	31.3%
Sales and marketing	39.3%	41.8%	31.3%
General and administrative	45.2%	47.2%	29.9%
Acquisition and other non-recurring charges	40.5%	8.9%	0.0%

Total operating expenses	165.8%	143.3%	92.5%

Operating loss	(100.1)%	(117.6)%	(49.6)%
Other income (expense), net	0.5%	3.4%	2.6%

Net loss	(99.6)%	(114.2)%	(47.0)%

      Revenue. Revenue decreased $3.2 million to $24.4 million in 2002, a decline of 12% from $27.7 million in 2001 and 31% from $40.0 million in 2000.

      The following table summarized the total revenue by software, products and support service (in thousands):

	Year Ended December 31,

	2002	2001	2000

Software	$11,367	$4,192	$951
Product	8,469	17,967	37,194
Support service	4,578	5,502	1,866

Total revenue	$24,414	$27,661	$40,011

      Software revenue primarily consists of revenue from the sale of the Click to Meet (“CTM”) family of software products which include CTM Express, CTM Select, CTM Premier and CTM Conference Server. Software revenue increased $7.2 million to $11.3 million in 2002, an increase of 171% from $4.2 million in 2001. This increases reflected the impact of new product introductions and the fact that 2002 was the first full calendar year following the merger with CUseeMe in June 2001. Software revenue increased $3.2 million to $4.2 million in 2001, an increase of 341% from $951,000 in 2000. The increase was primarily due to our strong efforts to sell software and the beginning of our transition from selling hardware-based products to software-based products after the merger with CUseeMe.

      Product revenue consists of revenue from the sale of ATM legacy hardware products including hardware products sourced from third parties and sold by the Company. Product revenue decreased $9.5 million to $8.5 million, a decrease of 53% from $18.0 million in 2001. Product revenue decreased $19.2 million to $18.0 million, a decrease of 52% from $37.2 million in 2000. The decreases in both years were primarily a result of the lower demand and lower average selling prices for hardware-based ATM legacy products. Additionally, the Company provided only limited marketing and promotional support to these products in 2002 and 2001. The Company has not introduced any new or enhanced products in this category during the past two years. The Company is not expecting any significant revenue from sales of hardware products in 2003.

      Support service revenue consists of software license subscriptions, hardware maintenance, training, installation and consulting revenue. Support service revenue decreased 17% in 2002, compared to 2001, primarily due to a decline in hardware maintenance revenue related to the decline in Product revenue. Support service revenue increased 195% in 2001, compared to 2000. The increase was largely by our expanded effort to sell services following the merger with CUseeMe.

      Gross Profit. Gross profit consists of revenue less the cost of revenue, which includes the costs associated with the purchase of components from outside manufacturers or the manufacture of the Company’s products by outside manufacturers and related costs of freight, charges related to inventory obsolescence, royalty, warranty and customer support costs, which were expensed in the period incurred.

      For the year ended December 31, 2002, gross profit increased by $8.9 million to $16.0 million, or 66% of net revenue, compared to $7.1 million, or 26% of net revenue in the year ended December 31, 2001. The increase was primarily attributed to an increase in sales of software-based products with an average gross margin of 90%, and reduced charges for excess and obsolete inventory of $5.9 million. For the year ended December 31, 2001, gross profit decreased by $10.1 million to $7.1 million, or 26% of revenue, compared to $17.2 million, or 43% of revenue, in the previous year. The decrease was primarily attributed to a decrease in revenue and the effect of a $7.3 million charge associated with inventory valuation adjustments for legacy products.

      Research and development. Research and development expense consisted primarily of personnel costs, cost of contractors and outside consultants, supplies and material expenses, equipment depreciation and overhead costs. Research and development expenses decreased $2.6 million to $9.9 million in 2002, a reduction of 21% from the $12.6 million recorded in 2001. The reduction was comprised of a $1.6 million decrease in personnel-related expenses, a $408,000 decrease in professional service expense, a $225,000 decrease in travel and entertainment expense, a $181,000 decrease in equipment and maintenance expense, and a $186,000 decrease in other expenses. These reductions occurred after the Company implemented cost cutting measures throughout the organization. Research and development expense increased slightly to $12.6 million in 2001, from the $12.5 million recorded in 2000. As a percentage of total revenue, research and development expense was 41% in 2002, compared to 45% in 2001 and 31% in 2000. The decrease in research and development expense as a percentage of revenue in 2002 compared to 2001 was due to a lower spending, while the increase in research and development expense as a percentage of revenue in 2001 compared to 2000 was due to relatively lower sales in 2001 compared to fixed research and development expense.

      Sales and marketing. Sales and marketing expense includes personnel and related overhead costs for sales and marketing, costs of outside contractors, advertising, trade shows and other marketing and promotional expenses. Sales and marketing expenses decreased by $2.0 million to $9.6 million in 2002, a decrease of 17% from $11.6 million in 2001. The decrease in absolute dollars was principally due to a $1.0 million reduction in trade show and marketing activities, a $184,000 decrease in expense associated with demonstration equipment and supplies, a $130,000 decrease in personnel-related expenses, and a $327,000 decrease in other expenses. These reductions occurred after the Company implemented cost cutting measures throughout the organization. Additionally, the Company recorded a $359,000 benefit from the recovery of a customer receivable which had previously been deemed uncollectable. Sales and marketing expense decreased 8% in 2001, to $11.6 million, from $12.5 million in 2000. The decrease in 2001 over 2000 was due to the reduction in advertising, tradeshow and other marketing and promotional expenses in 2001.

      As a percentage of total revenue, sales and marketing expense was 39% in 2002, 42% in 2001 and 31% in 2000. The decrease in sales and marketing expense as a percentage of revenue in 2002 compared to 2001 was due to lower spending in 2002, while the increase in sales and marketing expense as a percentage of revenue in 2001 compared to 2000 was due to the decrease in revenue in 2001.

      General and administrative. General and administrative expense includes personnel and related overhead costs for finance, human resources, information technology, product operations and general management. General and administrative expenses decreased by $2.0 million or 15% in 2002, to $11.0 million, from $13.0 million in 2001. The decrease was mainly due to a decrease of $942,000 in personal-related expenses, a $257,000 decrease in equipment and maintenance expense and a $206,000 decrease in other expenses after the Company implemented cost cutting measures throughout the organization. A further reduction of $595,000 in amortization expense was realized after the Company ceased to amortize goodwill. General and administrative expense increased 9% in 2001, to $13.0 million, from $12.0 million in 2000. The increase was primarily due to $0.9 million of bad debt expense. As a percentage of total revenue, general and administrative expense was 45% in 2002, 47% in 2001 and 30% in 2000. The decrease in general and administrative expense as a percentage of revenue in 2002 compared to 2001 was due to lower spending in 2002, while the increase in general and administrative expense as a percentage of revenue in 2001 compared to 2000 reflected the expense increases while revenue deteriorated in 2001.

      Acquisition and other non-recurring costs, net. The $9.9 million of one time charges in 2002 include a $6.6 million impairment charge related to goodwill and a $3.3 million impairment charge related to intangible assets associated with the acquisition of CuSeeMe in 2001. The $2.5 million of one-time charges in 2001 included $276,000 of in-process research and development costs as a result of the acquisition of CUseeMe Networks, $1.1 million of impairment of goodwill associated with the Company’s 1998 acquisition of ICAST Corporation and $1.1 million of costs associated with the reductions in workforce during the year ended December 31, 2001.

      Other income (expense), net. Other income (expense), net consists primarily of interest expense relating to the Company’s credit facilities and long-term debt, offset in part by interest income earned on short term investments and cash balances. Other income, net totaled $115,000 in 2002, $665,000 in 2001, $1.2 million in 2000. The decrease in other income, net in 2002 from 2001 and 2000 was primarily the result of lower interest rates and a lower average cash balance in 2002 compared to 2001 and 2000.

      Minority Interest in Consolidated Subsidiary. Minority interest reflects the interest of minority stockholders in the operating results of the Company’s consolidated subsidiary in the United Kingdom. The Company acquired a controlling interest in this entity in May 1999 and acquired the remaining 48% interest on July 31, 2002 for $437,000. In 2001 and 2000, the amount primarily reflects the portion of losses in this subsidiary that were attributable to minority stockholders.

      Income taxes. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $139 million and $31 million for federal and state tax purposes, respectively, available to reduce future taxable income. These carry-forwards, if not utilized to offset future taxable income, will expire at various dates beginning in 2013. In addition, under the Tax Reform Act of 1986, the amount of the benefit from net operating losses that can be carried forward may be limited in certain circumstances, including, but not limited to, a cumulative stock ownership change of more than 50% over a three year period, as defined. No benefit has been recorded for income taxes for any of the periods presented as the Company believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it will not be able to realize the benefit of these net operating losses. Thus, a full valuation reserve has been recorded. Please see Note 8 of notes to consolidated financial statements.

Liquidity and Capital Resources

      Since inception, the Company has financed its operations primarily through private and public placements of equity securities, revenue from sales of the Company’s products and services and to a lesser extent through certain credit facilities. As of December 31, 2002, the Company had cash, cash equivalents and short-term investments of $8.4 million and working capital of $735,000.

      On April 12, 2002, the Company issued 6,686,000 shares of common stock at $0.72 per share and warrants to purchase 3,343,000 shares of common stock at an exercise price of $1.01 per share, for proceeds of approximately $4.8 million. The warrants are exercisable for five years, commencing October 11, 2002. The investors in the financing included Special Situations Fund, including Special Situations Technology Funds, L.P., of which Adam Stettner, a member of the Company’s Board of Directors, serves as Managing Director, Mr. Ungermann and Dr. Gaut, each of whom are members of the Company’s Board of Directors, and other purchasers.

      Since inception, the Company has experienced significant net operating losses, including net losses in 2002 of $24.3 million with $4.9 million of cash used in operating activities in 2002. In 2001, the Company incurred net losses of $31.6 million and used $20.7 million of cash in operating activities. Management currently expects that operating losses and negative cash flows will continue in the year 2003, albeit at lower levels than historically experienced.

      In order to improve liquidity and reduce costs, the Company took a number of actions in April 2003. The Company reached agreement with Silicon Valley Bank for a $3 million credit facility that may be used by the Company at any time prior to December 31, 2003. The interest rate is equal to the bank’s prime rate plus 2.25% with a floor at 6.5%. The Company paid a $22,500 commitment fee at the closing and is subject to a commitment fee of 0.25% per annum on any unused borrowings, with this fee paid quarterly. The term loan is secured by all of the Company’s assets, including intellectual property rights, and contains certain financial covenants, including the maintenance of cash deposits at the bank of not less than $2.9 million and a liquidity covenant. The liquidity covenant requires that the sum of (i) the amount of the Company’s unrestricted cash on deposit in the bank, plus (ii) the Company’s eligible accounts receivable, divided by (iii) the amount outstanding under the loan agreement be at all times equal to 2.0 or higher. The liquidity covenant is only applicable if the loan is drawn down. Funds drawn under the facility will be recorded as a secured term loan, fully amortized and repaid over a three-year period. The Company also entered into a private equity line financing agreement with Ralph Ungermann, Executive Chairman of the Company’s Board of Directors, under which the Company may require Mr. Ungermann to purchase up to $1 million of our common stock at a purchase price of $0.31 per share during the period from April 14, 2003 through April 13, 2004. The Company may draw down funds under the private equity line financing agreement up to four times during the 12 month term of the agreement, with each draw for a minimum of $250,000.

      In addition, in April 2003 the Company reached agreement with its landlord to terminate its existing lease for its California headquarters and execute a new lease that will reduce annual rental expense by approximately $900,000 for each of the next five years. Other actions were also taken in the first quarter to reduce both personnel and facilities cost. In the previous two years, the Company reduced its workforce, by 7% and 26% in 2002 and 2001, respectively, and also instituted measures to control discretionary spending.

      Management believes that the Company’s existing cash and investments, together with the funds provided pursuant to its credit facility with its bank and the financing agreement with Ralph Ungermann are adequate to fund the Company’s operations through the first quarter of 2004. However, the Company’s cash requirements depend on several factors, including the rate of market acceptance of its products and services, the ability to expand and retain its customer base and other factors. If the Company fails to achieve its planned revenue or expense targets, management believes that it has the plans, intent and ability to curtail capital and operating spending to ensure that cash and investments will be sufficient to meet the Company’s cash requirements through March 31, 2004.

      During 2002, net cash and cash equivalents increased by $1.4 million but decreased by $131,000 in 2001.

      Cash used in operating activities totaled $4.9 million in 2002, consisted primarily of $24.3 million from a net loss and a decrease of $2.1 million in accounts payable, partially offset by non-cash charges totaling $14.7 million, an increase of $3.7 million in deferred revenue, a decrease of $2.1 million in accounts receivable, and a reduction of $1.1 million in inventory. Cash used in operating activities in 2001 totaled $20.7 million, reflecting a $31.6 million net loss, an increase of $3.6 million in inventory, a decrease of $1.9 million in accounts payable, and a reduction of $3.2 million in accrued liabilities, partially offset by non-cash charges of $13.6 million, a decrease of $3.6 million in accounts receivable, an increase of $1.8 million in deferred revenue and a reduction of $639,000 in other current assets.

      Cash provided in investment activities totaled $1.3 million in 2002, primarily from sales of short-term investments, totaling $2.3 million, offset by capital expenditures of $566,000 and cash paid to acquire FVC.Com UK of $437,000. Cash provided by investment activities in 2001 totaled $19.5 million, primarily due to $14.4 million of net sales of short-term investments and $6.6 million of cash acquired in the acquisition of CUseeMe Networks, Inc., partially offset by $1.4 million of cash used in the acquisition of property and equipment. Capital expenditures were $566,000 in 2002 and $1.4 million each in 2000 and 2001. Capital expenditures in all years consisted primarily of purchases of computers and related equipment, furniture and fixtures.

      Cash provided by financing activities was $5.0 million in 2002, primarily from the proceeds from the sale of common stock through a private placement and the issuance of common stock under the Company’s stock option plans and the Employee Stock Purchase Plan. Cash provided by financing activities was $988,000 in 2001, primarily from proceeds from the issuance of common stock.

      The Company’s future contractual obligations and other commitments are as follows (in thousands):

	Payments Due by Period

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	years	years	years

Operating Leases	$10,700	$1,649	$3,123	$3,302	$2,626
License Payable	338	150	188	—	—

Total Contractual Cash Obligations	$11,038	$1,799	$3,311	$3,302	$2,626

      As of December 31, 2002, we had recorded accrued liabilities of $5.1 million, including $1.6 million of personnel related expenses, $315,000 of trade show and other marketing related expenses, $599,000 of legal and professional related expenses, $428,000 of warranty reserve, $277,000 of severance related to the departure of certain former employees and $1.9 million of other expenses. We also recorded $1.2 million of accounts payable, as of December 31, 2002.

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

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

      As of December 31, 2002, the Company held a total of $8.4 million of cash, cash equivalents and short-term investments. Of the $8.4 million, only $83,000 represents short-term investments. These securities, which consist primarily of corporate medium term notes and other corporate debt, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels as of December 31, 2002, the decline in fair value of the portfolio would not be material.

      The Company transacts substantially all of its operations in United States dollars and therefore is not subject to fluctuations in foreign exchange rates. Accordingly, the Company currently does not use derivative financial instruments. The Company has no fixed rate obligations. To the extent that the Company utilizes its line of credit from the bank or other sources, it will be exposed to short term interest rate risk. However, as of March 28, 2003, the Company has no short term debt and is not currently subject to an adverse material impact from changes in interest rates.

Item 8.	Financial Statements and Supplementary Data

      The Company’s Consolidated Financial Statements and Notes thereto appear beginning at page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There has been no change in or disagreement with the Company’s independent accountants during the three most recent fiscal years.

PART III

      Certain information required in Part III of this Report is incorporated by reference to the Company’s proxy statement (the “Proxy Statement”) for the Company’s 2003 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC in accordance with Regulation 14A under the Exchange Act no later than April 30, 2003.

Item 10.	Directors and Executive Officers of the Registrant

      (a) Identification of Directors: The information concerning the Company’s directors and nominees is incorporated by reference from the section entitled “Proposal I: Election of Directors” in the Proxy Statement.

      (b) Identification of Executive Officers: The information concerning the Company’s Executive Officers is incorporated by reference from the section entitled “Management” in the Proxy Statement.

      (c) Compliance with Section 16(a) of the Exchange Act: The information required by this item is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference from the sections entitled “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Controls and Procedures

      (a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Exchange Act) were effective.

      (b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

      Limitations on the Effectiveness of Controls. The Company’s management, including the CEO and CFO, does not expect that its disclosure controls will prevent all error or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report.

1.	Financial Statements

      (a) The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

2.	Financial Statement Schedules

Report of Independent Accountants	S-1
Schedule II — Valuation and Qualifying Accounts	S-2

      Schedules other than the one listed above have been omitted because the information required to be set forth therein is not applicable or is included in the financial statements or notes thereto, or the amounts are immaterial.

3.	Exhibits

Exhibit
No.		Description of Document

2.1		Agreement and Plan of Merger and Reorganization, dated as of March 22, 2001, by and among First Virtual Communications, Inc., FVC Acquisition Corp. and CUseeMe Networks, Inc.(1)
3.1		Amended and Restated Certificate of Incorporation of the Company(2)
3.2		Certificate of Ownership and Merger, effective August 3, 1998(3)
3.3		Certificate of Designation of Series A Convertible Preferred Stock(5)
3.4		Amended Bylaws of the Registrant(2)
3.5		Certificate of Ownership and Merger, effective February 5, 2001(8)
3.6		Certificate of Amendment of Restated Certificate of Incorporation filed on June 19, 2001(8)
4.1		Specimen Common Stock Certificate(3)
4.2		Specimen Series A Convertible Preferred Stock Certificate(5)
4.3		Warrant to purchase 2,614,377 shares of the Company’s Common Stock, dated May 7, 2001, issued by the Company to PictureTel Corporation(9)
4.4		Warrant to purchase 850,000 shares, subject to adjustment, of the Company’s Common Stock, dated June 8, 2000 issued by the Company to Vulcan Ventures Incorporated(5)
4.5		Warrant to purchase 18,750 shares of the Company’s Common Stock, dated April 30, 1997 issued by the Company to Silicon Valley Bank(1)
4.6		Warrant to purchase the Company’s Common Stock, dated April 12, 2002, issued by the Company to the purchasers and in the amounts as set forth on Schedule A attached thereto(12)
4.7		Registration Rights Agreement, dated April 12, 2002, by and among the Company and each of the purchasers listed therein(12)
10	.1*	1997 Equity Incentive Plan(6)
10	.4*	1997 Employee Stock Purchase Plan(2)
10	.5*	Form of 1997 Employee Stock Purchase Plan Offering(2)
10	.6*	1997 Non-Employee Directors’ Stock Option Plan(6)
10	.8*	Executive Officers’ Change of Control Plan(4)
10	.9*	Non-Employee Directors’ Change of Control Plan(4)
10	.10*	1999 Equity Incentive Plan(6)
10	.12*	Form of Indemnification Agreement between the Registrant and its directors and executive officers(2)
10.14		Lease Agreement between the Company and John Arrillaga, or his successor Trustee, UTA 7/20/77, dated July 19, 1995 (the “Lease Agreement”)(2)
10.15		Amendment No. 1 to the Lease Agreement, dated November 7, 1997(2)
10.16		Amendment No. 4 to the Lease Agreement, dated February 4, 1999(4)
10.17		Master Lease Agreement between the Company and Comdisco, Inc. (“Comdisco”), dated April 30, 1997(2)
10.18		Subordinated Loan and Security Agreement between the Company and Comdisco, dated April 30, 1997(2)
10.19		Development and License Agreement between the Company and Advanced Telecommunications Modules Limited, dated February 25, 1994, as amended(2)
10.20		Technology Licensing Agreement between IBM Corporation and the Company, dated October 16, 1997(2)
10.22		Subordinated Loan and Security Agreement between the Company and Comdisco, dated October 23, 1997(2)
10.23		Lease Agreement between the Company and John Arrillaga, or his successor Trustee, UTA 7/20/77, dated November 7, 1997(2)

Exhibit
No.		Description of Document

10.24		Letter Agreement between IBM Corporation and the Company, dated February 8, 1998(2)
10.27		Stock Purchase Agreement, dated June 8, 2000, between the Company and Vulcan Ventures Incorporated(5)
10.28		Registration Rights Agreement, dated June 8, 2000, between the Company and Vulcan Ventures Incorporated(5)
10	.30*	Employment and Non-Competition Agreement, dated March 22, 2001, between the Company and Killko Caballero(10)
10	.31*	Offer Letter, dated January 7, 2002, between the Company and Timothy Rogers(11)
10	.32*	Letter Agreement, dated January 7, 2002, between the Company and Randy Acres(11)
10	.33*	Letter Agreement, dated January 7, 2002, between the Company and Raymond Cavanaugh(11)
10	.34*	Release and Waiver, dated March 12, 2002, between the Company and James Griffin(11)
10	.35*	Letter Agreement, dated March 20, 2002, between the Company and Robert Scott(11)
10.36		Purchase Agreement, dated as of March 29, 2002, by and among the Company and each of the purchasers listed therein(12)
10	.37*	Amended and Restated Promissory Note and restated Security Agreement executed on May 14, 2002 by Killko Caballero in favor of the Company(11)
10	.38**	First Virtual Communications Partner Agreement, dated April 1, 2002, between Net One Systems and the Company(13)
10	.39*	Retention Agreement, dated October 3, 2002, between the Company and Ralph Ungermann
10	.40*	Settlement and Release Agreement, dated October 29, 2002, between the Company and Killko Caballero
10	.41*	Settlement and Release Agreement, dated December 12, 2002 between the Company and Timothy Rogers
10	.42*	Offer Letter, dated October 29, 2002, between the Company and Jonathan Morgan
10	.43*	Offer Letter, dated December 12, 2002 between the Company and Frank Kaplan
10	.44*	Offer Letter, dated December 12, 2002 between the Company and Truman Cole
10	.45*	Settlement and Release Agreement, dated January 10, 2003, between the Company and Jeffery Krampf
23.1		Consent of PricewaterhouseCoopers LLP
24.1		Power of Attorney (included on signature page)
99.1		Certification, dated April 15, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

Notes to Exhibits

*	Management contract or compensatory plan or arrangement.

**	Confidential Treatment has been granted with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated April 4, 2001 (File No. 000-23305).

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-38755).

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on June 10, 1998 (File No. 000-23305).

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 15, 1999 (File No. 333-72533).

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2000 (File No. 000-23305).

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on July 17, 2000 (File No. 333-4159).

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2000 (File No. 333-72533).

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2001 (File No. 000-23305).

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001 (File No. 000- 23305).

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-59480), as filed on April 25, 2001.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2002.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-88058), as filed on May 10, 2002.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002.

      (b) Reports on Form 8-K.

      No reports on Form 8-K were filed in the fourth quarter of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 15th day of April 2003.

FIRST VIRTUAL COMMUNICATIONS, INC.,

By:	/s/ JONATHAN MORGAN

Jonathan Morgan
President and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan Morgan and Truman Cole, his attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all such attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN MORGAN Jonathan Morgan	President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2003

/s/ RALPH UNGERMANN Ralph Ungermann	Executive Chairman of the Board of Directors,	April 15, 2003

/s/ TRUMAN COLE Truman Cole	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2003

/s/ NORMAN GAUT Norman Gaut	Director	April 15, 2003

/s/ EDWARD HARRIS Edward Harris	Director	April 15, 2003

/s/ ADAM STETTNER Adam Stettner	Director	April 15, 2003

CERTIFICATIONS

I, Jonathan Morgan, certify that:

1. I have reviewed this annual report on Form 10-K of First Virtual Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003

/s/ JONATHAN MORGAN

Jonathan Morgan
Chief Executive Officer

I, Truman Cole, certify that:

1. I have reviewed this annual report on Form 10-K of First Virtual Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003

/s/ TRUMAN COLE

Truman Cole
Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of First Virtual Communications, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 30, present fairly, in all material respects, the financial position of First Virtual Communications, Inc., and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets in accordance with the guidance provided in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”.

PricewaterhouseCoopers LLP

San Jose, California

February 5, 2003,

except for Note 14, which is
as of April 14, 2003.

FIRST VIRTUAL COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,352	$6,946
Short-term investments	83	2,438
Accounts receivable, net of allowances of $1,018 and $1,641	4,080	6,365
Inventory	613	3,188
Prepaids and other current assets	406	1,227

Total current assets	13,534	20,164
Property and equipment, net	2,197	3,183
Other assets	293	322
Intangible assets, net	3,736	14,489

Total Assets	$19,760	$38,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$36
Accounts payable	1,192	3,268
Accrued liabilities	5,139	5,561
Deferred revenue	6,656	2,936

Total current liabilities	12,987	11,801
Commitments and contingencies (See Notes 9 and 13)
Minority interest in consolidated subsidiaries	—	—
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; 27,437 shares issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 40,388,456 and 33,327,995 shares issued and outstanding, respectively	40	33
Additional paid-in capital	118,531	113,437
Accumulated other comprehensive (loss) income	(210)	153
Accumulated deficit	(111,588)	(87,266)

Total stockholders’ equity	6,773	26,357

	$19,760	$38,158

The accompanying notes are an integral part of these consolidated financial statements.

FIRST VIRTUAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except share data)
Revenue:
Software	$11,367	$4,192	$951
Product	8,469	17,967	37,194
Support service	4,578	5,502	1,866

Total revenue	24,414	27,661	40,011
Cost of revenues	8,379	20,550	22,831

Gross profit	16,035	7,111	17,180

Operating expenses:
Research and development	9,945	12,573	12,517
Sales and marketing	9,588	11,565	12,533
General and administrative	11,045	13,045	11,974
Acquisition and other non-recurring charges	9,894	2,468	—

Total operating expenses	40,472	39,651	37,024

Operating loss	(24,437)	(32,540)	(19,844)
Other income (expense), net	115	665	1,187
Minority interest in consolidated subsidiaries	—	274	(130)

Net loss	$(24,322)	$(31,601)	$(18,787)

Basic and diluted net loss per share	$(0.64)	$(1.26)	$(1.09)
Shares used to compute basic and diluted net loss per share	38,153	25,156	17,205

The accompanying notes are an integral part of these consolidated financial statements.

FIRST VIRTUAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible					Notes	Accumulated
	Preferred Stock		Common Stock		Additional	Receivable	Other		Total
					Paid-in	from	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Income	Deficit	Equity

	(In thousands, except share data)
Balance at December 31, 1999	—	—	16,832,522	$17	$65,015	$(321)	$(21)	$(36,878)	$27,812
Issuance of Series A Preferred Stock	27,437	—	—	—	24,282				24,282
Issuance of common stock under stock option plans and related benefits	—	—	564,143	—	2,952	—	—	—	2,952
Issuance (repurchase) of common stock, net	—		(62,476)	—	(145)	118	—	—	(27)
Repayment of notes by stockholders			—	—	(203)	203			—
Stock compensation charges					267				267
Cumulative translation adjustment							231		231
Net loss								(18,787)	(18,787)

Balance at December 31, 2000	27,437	—	17,334,189	17	92,168	—	210	(55,665)	36,730
Common shares issued in conjunction with the acquisition of CUseeMe Networks, Inc.	—	—	15,599,390	16	20,175	—	—	—	20,191
Issuance of common stock under stock purchase plans	—	—	386,696	—	1,024	—	—	—	1,024
Exercise of common stock options	—	—	7,720	—	47	—	—	—	47
Charges for stock compensation	—	—	—	—	23	—	—	—	23
Accumulated other income (loss)	—	—	—	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	—	—	—	(31,601)	(31,601)

Balance at December 31, 2001	27,437	—	33,327,995	33	113,437	—	153	(87,266)	26,357
Issuance of common stock under private placement	—	—	6,686,000	7	4,923	—	—	—	4,930
Issuance of common stock under stock purchase plans	—	—	367,415	—	137	—	—	—	137
Exercise of common stock options	—	—	7,046	—	8	—	—	—	8
Charges for stock compensation	—	—	—	—	26	—	—	—	26
Accumulated other income (loss)	—	—	—	—	—	—	(363)	—	(363)
Net loss	—	—	—	—	—	—	—	(24,322)	(24,322)

Balance at December 31, 2002	27,437	—	40,388,456	$40	$118,531	$—	$(210)	$(111,588)	$6,773

The accompanying notes are an integral part of these consolidated financial statements.

FIRST VIRTUAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(24,322)	$(31,601)	$(18,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,172	3,890	2,156
Impairment of goodwill and intangibles	9,894	1,083	—
Write-off of notes receivable	227	—	—
Provision for doubtful accounts	177	912	524
Stock compensation	26	115	267
Acquired in-process research and development	—	276	—
Provision for inventory	1,438	7,347	—
Loss on disposal of fixed assets	—	217	—
Other	(263)	(259)	161
Changes in assets and liabilities net of effects of acquisitions Accounts receivable	2,108	3,642	3,605
Inventory	1,137	(3,570)	1,192
Prepaid expenses and other assets	114	639	2,259
Accounts payable	(2,076)	(1,924)	(1,846)
Accrued liabilities	(237)	(3,226)	451
Deferred revenue	3,720	1,793	(602)

Net cash used in operating activities	(4,885)	(20,666)	(10,620)

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(437)	—	—
Acquisition of property and equipment	(566)	(1,416)	(1,371)
Purchase of short-term investments, net	2,255	14,362	(9,027)
Repayment of shareholder notes receivable	—	—	321
Cash acquired in acquisition of CUseeMe Networks, Inc.	—	6,601	—

Net cash provided by (used in) investing activities	1,252	19,547	(10,077)

Cash flows from financing activities:
Proceeds from issuance of stock, net	5,075	1,071	26,886
Repayment of capital lease obligations	(36)	(83)	(109)

Net cash provided by financing activities	5,039	988	26,777

Net increase (decrease) in cash and cash equivalents	1,406	(131)	6,080
Cash and cash equivalents at beginning of period	6,946	7,077	997

Cash and cash equivalents at end of period	$8,352	$6,946	$7,077

Supplemental cash flow information:
Cash paid for interest	$2	$7	$32
Issuance of options and warrants to third parties	—	—	593
Common stock issued and options and warrants issued or assumed in connection with acquisitions	—	20,190	—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and a Summary of its Significant Accounting Policies

The Company

      First Virtual Communications, Inc. (the “Company”) was incorporated in California under the name First Virtual Corporation in October 1993 and subsequently reincorporated in Delaware in December 1997. In July 1998, the Company changed its name to FVC.COM, Inc., and on February 5, 2001 the Company changed its name to First Virtual Communications, Inc. The Company develops and markets rich media Web conferencing and collaboration solutions for telecommunications service providers, enterprises and government agencies. The Company sells its products worldwide through original equipment manufacturers (“OEM partners”), distributors and resellers.

      On June 19, 2001, the Company and CUseeMe Networks, Inc. (“CUseeMe”) completed a merger, pursuant to which CUseeMe became a wholly owned subsidiary of the Company. CUseeMe provided innovative software-based solutions to enable voice, video, and data collaboration over IP-based networks. CUseeMe specialized in delivering a solution that was both centrally managed and centrally deployed, enabling large-scale deployments of rich media collaboration to enterprise desktops. As a result of the merger, the Company is able to provide a broad range of integrated rich media Web conferencing solutions that run seamlessly across multiple network types to enterprise customers and service providers worldwide.

      The Company has one reporting segment based on its management structure.

Liquidity

      In April of 2003, the Company entered into an agreement with Silicon Valley Bank for a $3 million credit facility that may be used by the Company at any time prior to December 31, 2003. The Company also entered into an agreement with Ralph Ungermann, Executive Chairman of the Company’s Board of Directors, under which the Company may require Mr. Ungermann to purchase up to $1 million of our common stock at $0.31 per share during the period from April 14, 2003 through April 13, 2004. (see Note 14).

      The Company has experienced significant net operating losses from inception. In 2002, the Company incurred net losses of $24.3 million and used $4.8 million of cash in its operating activities. Management expects that operating losses and negative cash flows will continue in 2003. In 2002, the Company decreased the size of its workforce by 7% and instituted measures to control discretionary expenditures. The Company believes that existing cash and investments together with the new term loan facility with Silicon Valley Bank and the financing agreement with Ralph Ungermann will be adequate to fund its operations through December 31, 2003. However, the Company’s cash requirements depend on several factors, including the rate of market acceptance of its products and services, the ability to expand and retain its customer base and other factors. If the Company fails to achieve its planned revenue or expense targets, management believes that it has the plans, intent and the ability to curtail capital and operating spending to ensure that cash and investments will be sufficient to meet the Company’s cash requirements at least for the next twelve months.

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

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities of which the Company owns between 20% and 50% and on which the Company has the ability to exercise significant influence but not control are accounted for under the equity method. As of December 31, 2002, the Company owns, directly or indirectly, 100% of all affiliates. Prior to July 31, 2002, the Company owned 52% of the Company’s distributor in the United Kingdom. On July 31, 2002, the Company acquired the remaining 48% interest of the distributor (see Note 3).

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

Allowance for Doubtful Accounts

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This estimate is based on historical experience, current conditions, trends in the industry and other business factors. In the years ended December 31, 2002 and 2001, the Company recorded provisions for bad debt in the amount of $177,000 and $912,000, respectively. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

      Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. During the years ended December 31, 2002, 2001 and 2000, the Company recorded inventory related charges of $1.4 million, $7.3 million and $2.3 million, respectively. The majority of these charges related to the write down of inventories for certain excess and obsolete products and to record physical inventory adjustments. The charge has been included in cost of revenue.

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

Goodwill and Other Purchased Intangible Assets

      Goodwill, representing the excess of purchase price and acquisition costs over the fair value of net assets of businesses acquired, is no longer amortized commencing January 1, 2002 in connection with the adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets, (SFAS 142). SFAS 142 requires a review of goodwill for impairment on an annual basis. The Company will perform its annual impairment review during the fourth quarter of each year. The Company operates as one reporting unit for purposes of reviewing goodwill for impairment. In connection with the Company’s annual impairment

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

review for the year ended December 31, 2002, an impairment charge of $6.6 million was recorded (see Note 2).

      Other purchased intangibles which include technology acquired in the acquisition of CuseeMe in 2001 and licenses are amortized on a straight-line basis over the estimated economic life of five years.

Impairment of Long-Term Assets

      The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-term assets, including intangible assets, may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-term assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of future cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. During the year ended December 31, 2002, the Company recorded $3.3 million of impairment losses related to intangible assets (see Note 2).

Revenue Recognition

      The Company’s revenue is derived from primarily three sources (i) sales of software licenses, (ii) sales of hardware and (iii) services and support revenue, which includes software license maintenance and support, training and consulting revenue.

      The Company licenses its software products under perpetual licenses. The Company sells its products and services via its direct sales force, through domestic and foreign distributors and via the Internet.

      The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the Company applies the provisions of SEC Staff Accounting Bulletin 101, “Revenue Recognition.”

      Revenue from the license of the Company’s software products and sale of hardware products is recognized when persuasive evidence of an arrangement exists, the product has been delivered and title has transferred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Maintenance and support revenue for providing product updates and customer support is deferred and recognized ratably over the service period. Training and consulting revenue is recognized as services are performed and billable according to the terms of the service arrangement.

      For all sales, except those completed via the Internet, the Company uses either a binding purchase order or other signed agreement as evidence of an arrangement. For sales over the Internet, the Company uses a credit card authorization as evidence of an arrangement. Sales through distributors are evidenced by a master agreement governing the relationship with or without binding purchase orders on a transaction by transaction basis.

      Fees due under an arrangement are generally deemed not to be fixed and determinable if a significant portion of the fee is due beyond the Company’s normal payment terms which are 30 to 90 days from the date of invoice. In these cases, revenue is not recognized until the fees become due. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For arrangements with multiple obligations (e.g., undelivered maintenance and support bundled with perpetual licenses), the Company allocates revenue to delivered elements of the arrangements using the residual value method based on evidence of the fair value of the undelivered elements, which is specific to the Company. The vendor specific objective evidence of fair values for the ongoing maintenance and support obligations are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, is based upon separate sales of these services.

      Revenue from sales to certain of the Company’s resellers are subject to agreements allowing rights of return and price protection. In such cases, the Company provides reserves for estimated future returns and credits for price protection upon revenue recognition. Such reserves are estimated based on historical rates of return and allowances, reseller inventory levels, the Company’s estimates of expected sell through by resellers and other related factors. Actual results could differ from these estimates. In the event of inability to estimate returns from any reseller, the Company defers revenue recognition until the reseller has sold through the products. Advance payments received from customers and gross margin deferred with respect to sales for which revenues have not been recorded are recorded as deferred revenue.

      A provision is made upon revenue recognition for the estimated cost to repair or replace products under warranty arrangements (see Note 10).

Foreign Currency Translation

      The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars from local currencies using current exchange rates; revenues and expenses are translated using average exchange rates in effect during each period. The resulting translation adjustments are recorded in a separate component of stockholders’ equity.

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

Stock-Based Compensation

      The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations thereof. Options and warrants granted to non-employees are accounted for using the fair value method prescribed by Statement of Financial Accounting Standard No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” The Company makes the proforma disclosures required by SFAS 123 and Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123.”

Income Taxes

      Income taxes are accounted for using an asset and liability approach. The asset and liability approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of currently enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Earnings Per Share

      Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, such as shares of unvested restricted common stock. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. As a result of the losses incurred by the Company during 2002, 2001, and 2000, all potential common shares were anti-dilutive and excluded from the diluted net loss per share calculations.

      The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Unvested restricted common stock	—	—	4
Series A Convertible Preferred stock	27	27	27
Stock purchase warrants	6,809	3,546	1,016
Stock options	11,241	10,136	6,594

      Unvested restricted common stock represents stock that has been issued but which is subject to repurchase to the extent the holder does not remain associated with the Company until such shares are vested.

Concentration of Credit Risk and Geographic Distribution of Revenue

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company invests its excess cash in a variety of financial instruments, such as corporate medium-term notes and other corporate debt. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer, and restricts the placement of funds to financial institutions evaluated as highly credit-worthy. The Company sells its products to original equipment manufacturers, distributors, value-added resellers and end-user customers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company provides an allowance for uncollectible accounts receivable based upon the expected collectibility of such receivables.

      In 2002 and 2001, AT&T Corporation and EDS Operating Services represented more than 10% of total revenue, respectively, and no customer represented more than 10% of total revenue in 2000. At December 31, 2002 and 2001, outstanding receivables from one customer represented 20% and 15%, respectively, of accounts receivable.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the percentage of total revenue by geographic area based on the destination of the related shipments:

	Year Ended

	December 31,

	2002	2001	2000

United States	68%	79%	88%
Asia	19%	4%	7%
Europe	13%	17%	5%

Total	100%	100%	100%

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

      Components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	December 31,

	2002	2001	2000

Foreign currency translation	$(59)	$204	$210
Unrealized (loss) on marketable securities, net of income taxes	(151)	(51)	—

	$(210)	$153	$210

      The following table represents the calculation of comprehensive income (loss) (in thousands)-.

	Year Ended December 31,

	2002	2001	2000

Net loss	$(24,322)	$(31,601)	$(18,787)
Cumulative translation adjustment	(263)	(6)	231
Unrealized (loss) on marketable securities, net of income taxes	(100)	(51)	—

Total comprehensive (loss)	$(24,685)	$(31,658)	$(18,556)

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

New Accounting Pronouncements

      On January 1, 2003, the Company will adopt Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issues Task Force 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the Financial Accounting Standards Board’s conceptual framework. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its results of operation, financial position or cash flows, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

      On January 1, 2003, the Company will adopt Financial Accounting Standard Board Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose, and may recognize a liability for, the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45, applicable to product warranty liability and certain guarantees issued before December 31, 2002, are effective for this report and all future quarterly and annual reports (see Note 10).

      On April 1, 2002, the Financial Accounting Standards Board issued Statement of Financial Standard No. 143, “Accounting for Asset retirement Obligations” (SFAS 143). SFAS 143 addresses annual accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Company will adopt this standard on January 1, 2003 and does not believe the adoption of this standard will have a material effect on its consolidated financial position, results of operations or cash flows.

      In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123” (SFAS 148). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the annual disclosure provisions of SFAS 148 and will adopt the interim disclosure provisions for financial reports beginning with the quarter ending March 31, 2003. As the adoption of this standard involves disclosures only, the Company does not expect any impact on its consolidated financial position, results of operations or cash flows.

      In January 2003, the Financial Accounting Standard Board issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of this interpretation will have a material effect on its consolidated financial position, results of operations or cash flows.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dependence on Suppliers

      The Company’s ability to timely deliver its products is dependent upon the availability of quality components and subsystems used in these products. The Company depends in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. The Company obtains certain components and subsystems from single or a limited number of sources. A significant interruption in the delivery of such items could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Note 2 —	Adoption of Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (SFAS 144)

      On January 1, 2002, the Company adopted SFAS 142 under which goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Upon adoption of SFAS 142, the Company reclassified workforce related intangibles of $1.4 million to goodwill.

      As part of the annual assessment of impairment, the Company used the fair value measurement requirement, to assess whether or not an impairment of goodwill existed. The fair value was determined primarily by the income approach, which estimates the fair value based on the future discounted cash flows. The first step evaluation of fair value as required by SFAS 142, indicated that an impairment existed. Factors contributing to the impairment charge were the difficult environment in the information technology sector and the slowdown in economic growth. As such, the Company was required to perform the second step analysis to determine the amount of the impairment loss. The second step analysis consisted of comparing the implied fair value of the Company’s goodwill with the carrying amount of the Company’s goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill. Based upon this evaluation, for which the Company used an outside appraiser, the Company recorded an impairment charge of $6.6 million, representing 78% of the Company’s goodwill. The adoption of SFAS 142 had a favorable impact on the Company’s results of operations because goodwill is no longer being amortized subsequent to the adoption of SFAS 142. Amortization of goodwill was $1.3 million and $653,000 in the years ended December 31, 2001 and 2000, respectively.

      Net loss and basic and diluted net loss per share for the years ended December 31, 2002, 2001 and 2000 is disclosed below, adjusted to remove goodwill amortization as if SFAS 142 had applied to that period.

	For the year ended December 31,

	2002	2001	2000

	(In thousands)
Reported net loss	$(24,322)	$(31,601)	$(18,787)
Add back: Goodwill amortization	—	1,291	653

Adjusted net loss	$(24,322)	$(30,310)	$(18,134)

Net loss per share — Basic and diluted
Reported net loss per share	$(0.64)	$(1.26)	$(1.09)
Adjustment for goodwill amortization	—	0.06	0.04

Adjusted net loss per share	$(0.64)	$(1.20)	$(1.05)

Shares used in computing basic and diluted net loss per share	38,153	25,156	17,205

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of other intangibles as of December 31, 2002 and December 31, 2001 are shown in the table below:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

	(In thousands)
As of December 31, 2002:
Purchased technology	$3,524	$(2,037)	$1,487
Licenses	521	(150)	371

Total	$4,045	$(2,187)	$1,858

As of December 31, 2001:
Purchased technology	$8,106	$(821)	$7,285
Licenses	218	(133)	85

Total	$8,324	$(954)	$7,370

      Amortization for purchased intangible assets was $1.4 million and $671,000 for the years ended December 31, 2002 and 2001, respectively. Future amortization expense related to purchased other intangible assets is estimated to be $614,000 in 2003, $600,000 in 2004, $431,000 in 2005 and $213,000 in 2006.

      The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows (in thousands):

Balance as of January 1, 2002	$7,119
Reclassification of workforce-in-place to goodwill	1,355
Impairment	(6,596)

Balance as of December 31, 2002	$1,878

      On January 1, 2002, the Company adopted the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supercedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of “(SFAS 121). SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company recorded $3.3 million of impairment charge related to intangible assets in 2002 (see Note 7). The impairment change comprised of $2.8 million attributable to purchased technology and approximately $500,000 attributable to the CUseeMe tradename. Factors contributing to the impairment charge for the purchased technology were the difficult environment in the information technology sector and the slowdown in economic growth. The Company has ceased using the CUseeMe tradename leading to its diminished valuation. The fair value of the intangible assets was determined by management with the assistance of an outside appraiser primarily by the income approach, which estimates the fair value based on the future discounted cash flows.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Acquisition of Businesses

Acquisition of FVC.COM (UK) Ltd.

      In May 1999, the Company acquired a controlling interest in FVC.COM (UK) Ltd., a distributor of the Company’s products in the United Kingdom and the Middle East. The Company acquired 52% of the outstanding stock of a newly incorporated holding company that owned 100% of the shares of this entity, in exchange for a cash payment of $750,000. The transaction was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition.

      In July 2002, the Company acquired the remaining 48% interest of FVC.COM (UK) Ltd. in a transaction accounted for as a purchase business combination. The purchase price comprised cash consideration of $437,000, including direct acquisition costs of $178,000 for legal and consulting fees. Contingent on certain events, the purchase price further increased by $35,000 based on (1) a percentage of the gross profit of the United Kingdom sales territory for the period from June 1, 2002 to December 31, 2002 and (2) the results of collection of certain receivables as of the acquisition date. Subsequent to the year ended December 31, 2002, the Company fully collected the residual balance of certain receivables as of the acquisition date. In the quarter ended March 31, 2003, the purchase price will be increased by $98,000, for a total final cash consideration of $570,000. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. At the acquisition date, the book value of the assets and liabilities acquired approximated fair value; accordingly, the purchase price was allocated to goodwill.

Acquisition of FVC.COM (Asia) Ltd.

      On January 27, 2002, the Company acquired its Hong Kong-based exclusive distributor for Asia, excluding Japan. The purchase price comprised (1) cash consideration of $50,000, plus the amount received by the Company from the receivables of the acquired distributor as of January 25, 2002, less amounts paid or to be paid for the liabilities of the acquired distributor as of January 19, 2002; and (2) future cash payments equal to twenty percent of revenue from sales in the territory of Asia, excluding Japan, until the shareholders of the acquired distributor receive an aggregate of $2.0 million. The primary shareholder of the acquired distributor became an employee of the Company and the Company’s obligation to make the 20% of revenue-based contingent consideration lapses upon termination of his employment. Accordingly, the 20% revenue-based consideration to former shareholders is being accounted for as employee compensation expense.

      Pro forma results of operations have not been presented because the effects of the acquisitions of FVC.COM (UK) Ltd. and FVC.COM (Asia) Ltd. were not material on either an individual or aggregate basis.

Acquisition of CUseeMe Networks, Inc.

      On June 19, 2001, the Company completed its acquisition of CUseeMe, a provider of innovative software solutions that enable voice and visual communications over IP-based networks. The acquisition was accounted for using the purchase method of accounting. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated results of operations as of and since the effective date of the purchase. There were no significant differences between the accounting policies of the Company and CUseeMe.

      The Company acquired CUseeMe, in a stock-for-stock acquisition, for a total consideration of $22.7 million, including direct acquisition costs of $2.5 million for legal, consulting and accounting fees. The Company exchanged options to purchase 4,109,888 shares of CUseeMe’s common stock, for which the Black-Scholes option-pricing model value of approximately $1.6 million was included in the purchase price.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company used an independent appraiser to value the intangible assets. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

(In thousands)
Fair value of tangible assets and liabilities	$6,750
In-process research and development	276
Trademark	661
Current technology	6,161
Assembled workforce	1,505
Deferred stock compensation	1,300
Excess of purchase price over identifiable net assets acquired	6,066

Total	$22,719

      In accordance with the adoption of SFAS 142, the unamortized portion of assembled workforce was reclassified to goodwill and goodwill is no longer being amortized. Additionally, the Company recorded an impairment of goodwill in 2002 of which a portion related to the acquisition of CUseeMe (see Note 7).

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

      During the quarter ended June 30, 2001, the Company recorded deferred compensation expense of approximately $91,000 for the difference between the grant or issuance price of unvested common stock options and the fair value of the Company’s common stock issued in conjunction with the CUseeMe acquisition. These amounts are being amortized in accordance with Financial Accounting. Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” over the vesting period of the individual stock options.

Note 4 — Short-Term Investments

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

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company regularly monitors and evaluates the realizable value of its marketable securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, the Company records a charge to investment income (expense). At December 31, 2002 and 2001, all short-term investments have been classified as “available-for-sale securities.”

      Available-for-sale securities are comprised as follows (in thousands):

	December 31,	December 31,
	2002	2001

Corporate debt	$—	$414
Corporate medium-term notes	—	1,850
Certificate of Deposit	69	60
Equity securities	14	114

	$83	$2,438

      As of December 31, 2002 and 2001, the Company’s available for sale securities had contractual maturities of less than one year.

      Available-for-sale securities are comprised as follows at December 31, 2002 and December 31, 2001 (in thousands):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2002
Equity securities	$114	$3	$(103)	$14
Debt securities	120	—	(51)	69

Total	$234	$3	$(154)	$83

December 31, 2001
Equity securities	$169	$—	$(55)	$114
Debt securities	2,320	5	(1)	2,324

Total	$2,489	$5	$(56)	$2,438

Note 5 — Inventory

      Inventories as of December 31, 2002 and December 31, 2001 were (in thousands):

	December 31,	December 31,
	2002	2001

Raw materials	$266	$2,384
Finished goods	347	804

Total inventory	$613	$3,188

      In 2002 and 2001, the Company recorded impairment charges to cost of revenue in the amount of $1.4 million and $7.3 million, respectively, related to excess inventory for certain legacy products. Sale of the Company’s legacy products declined significantly during 2002 and are expected to continue to decline in the future due to changing market demand and the change in the Company’s strategic focus towards sales of Click to MeetTM products.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Balance Sheet Components

	December 31,

	2002	2001

	(In thousands)
Prepaid expenses and other current assets
Prepaid expenses	$247	$531
Other receivables	159	696

	$406	$1,227

Property and equipment:
Computers and equipment	$7,215	$6,681
Furniture and fixtures	1,016	1,029
Leasehold improvements	416	410

	8,647	8,120
Less accumulated depreciation and amortization	(6,450)	(4,937)

	$2,197	$3,183

Accrued liabilities:
Accrued employee compensation	$1,577	$1,756
Accrued acquisition related liabilities	35	1,044
Accrued legal and professional fees	584	791
Accrued warranty	428	471
Other	2,515	1,499

	$5,139	$5,561

      As of December 31, 2002 and 2001, property and equipment recorded under capital leases, consisting primarily of computers and equipment, totaled approximately $498,000, with related accumulated depreciation of approximately $498,000 in both years.

Note 7 — Acquisition and Other Non-Recurring Charges, Net

	December 31,

	2002	2001	2000

	(In thousands)
Impairment of goodwill (see Note 2)	$6,600	$—	$—
Impairment of intangibles (see Note 2)	3,294	—	—
Impairment of intangibles from the acquisition of ICAST Corporation	—	1,083	—
Workforce reduction	—	1,109	—
In-process research and development charges	—	276	—

Acquisition and other non-recurring charges, net	$9,894	$2,468	$—

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of intangibles from the acquisition of ICAST Corporation

      In August 1998, the Company completed its acquisition of ICAST Corporation (“ICAST”). ICAST developed, marketed and supported software design for Internet and Intranet broadcasting and real-time video, audio and data. The purchase price aggregated approximately $7.6 million.

      As a result of the acquisition of CUseeMe, and based on the Company’s future strategic objectives, the Company ceased to invest any further financial or engineering resources into the development of video streaming technology that was originally acquired in the purchase of ICAST, and the Company does not expect any significant future revenue or cash flows from ICAST related products. As a result, the Company incurred an impairment charge pursuant to SFAS 121 of approximately $1.1 million during the year ended December 31, 2001. The impairment charges for intangible assets represent the write-off of the unamortized intangible assets recorded in connection with the acquisition of ICAST. The charges of approximately $1.1 million.

Workforce reduction

      During the year 2001, the Company reduced its workforce by 73 employees. The cost recorded for the layoffs was approximately $1.1 million.

In-process research and development charges

      In-process research and development charges were incurred in 2001 in conjunction with the CUseeMe acquisition. See Note 3 for a description of the acquisition.

Note 8 — Income Taxes

      No provision or benefit for income taxes has been recognized for any of the periods presented as the Company has incurred net operating losses for income tax purposes and had no carryback potential.

      The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income (loss) before taxes as follows:

	December 31,

	2002	2001	2000

Federal Statutory Rate	(34)%	(34)%	(34)%
Unrecognized benefit of net operating losses and tax credits	34%	34%	34%

	0%	0%	0%

      Deferred tax assets (liabilities) consist of the following:

	December 31,

	2002	2001

	(In thousands)
Net operating loss carryforwards	$49,106	$40,184
Tax credits	3,994	3,759
Accruals and reserves	4,576	5,504
Acquired intangibles	(1,170)	(2,893)

Total	56,506	46,554
Less: valuation allowance	(56,506)	(46,554)

Net deferred tax assets	$—	$—

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Based on the available objective evidence, management believes that it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2002 and 2001.

      At December 31, 2002, the Company had net operating loss carry forwards of approximately $139 million and $31 million for federal and state jurisdictions, respectively, available to reduce future taxable income. Approximately $5 million and $48 million of the federal net operating loss carry forwards resulted from the Company’s acquisition of ICAST Corporation and CuseeMe Networks, Inc., respectively. The federal net operating loss carry forwards expire in various periods through 2022 and the state net operating loss carryforwards expire in various periods through 2012. The Company had federal and state research tax credit carryforwards of approximately $2.6 million and $1.9 million, respectively. The federal research credits expire in various periods through 2022 and the California research credits can be carried forward indefinitely. A cumulative ownership change of more than 50% over a three year period may limit the availability of the Company’s loss and credit carryforwards, including the loss and credit carryforwards of acquired subsidiaries.

      The components of income (loss) before tax are as follows (in thousands):

	December 31,

	2002	2001	2000

US	$(24,561)	$(31,738)	$(18,003)
Foreign	239	137	(784)

Total income/(loss) before tax	$(24,322)	$(31,601)	$(18,787)

Note 9 — Commitments

Leases

      The Company leases its office facilities in the United States, United Kingdom, France, Hong Kong, China and India under noncancelable operating lease agreements that expire from 2003 to 2009. Future minimum lease payments under these leases as of December 31, 2002 are as follows (in thousands):

Operating
Leases

Year ending December 31,
2003	$1,649
2004	1,549
2005	1,574
2006	1,622
2007	1,680
Thereafter	2,626

Total minimum lease payments	$10,700

      Rent expense under operating leases for the years ended December 31, 2002, 2001 and 2000, was approximately $1.7 million, $1.6 million and $1.2 million, respectively.

Note 10 — Warranties

      The Company sells both software and hardware products. We provide for future warranty costs upon product delivery or from the purchase date. The specific terms and conditions of those warranties vary

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depending upon the product sold, the country in which the customers are located and agreements we have with various customers.

      Software products generally carry a 90 day warranty from the date of delivery or purchase. Longer warranty periods are provided on a contract by contract basis and are limited. Our liability under these warranties is to replace defective media and in some cases to provide a corrected copy of any portion of the software found not to be in substantial compliance with the published specifications in the product documentation. In such cases, if the Company is unable to make the products conform with published specifications, the Company may be obligated to refund the amount actually paid by customers.

      In the case of hardware manufactured by the Company, our warranties generally commence on the delivery date or purchase date and continue for twelve months.

      Factors that affect our warranty liability include the number of units sold, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability if necessary. The Company has gone through the transition from a hardware-based company to a software-based company since the acquisition of CuseeMe and plans to further deemphasize the manufacture and the sale of hardware products manufactured by the Company in 2003.

      Changes in our warranty liability, which is included as a component of “Accrued liabilities” on the Consolidated Balance Sheet, during 2002 were as follows:

(In thousands)
Beginning balance as of December 31, 2001	$471
Provision for warranty liability	684
Settlement made during 2002	(727)

Ending Balance as of December 31, 2002	$428

Note 11 — Issuance of Equity Securities

Convertible Preferred Stock

      On June 8, 2000, the Company issued 27,437 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) in a private placement to Vulcan Ventures Incorporated (“Vulcan”) for an aggregate purchase price of $27,437,000. The Preferred Stock is convertible into 4,247,214 shares of common stock of the Company, as adjusted in April 2002, subject to further adjustment for dilution in the event the Company completes an offering of common stock, subject to certain exceptions, at a price less than $6.46 per share. The Company also issued a five-year warrant to Vulcan to purchase 892,591 shares of common stock at $6.67 per share, as adjusted in May 2001. On the date of issuance, the warrant had an approximate fair market value of $3,700,000 determined using the Black-Scholes pricing model. The warrant provides anti-dilution protection to Vulcan, including protection in the event the Company issues additional shares of common stock, subject to certain exceptions, at a price less than the adjusted purchase price per share. Each share of Preferred Stock has voting rights equal to an equivalent number of shares of common stock into which it is convertible and votes together as one class with the common stock, unless otherwise specified in the Company’s Certificate of Incorporation. The holder of the Preferred Stock has dividend rights on parity with the common stock. Each share of Preferred Stock has a liquidation preference of $1,000 per share. The Company must obtain approval from a majority of the holders of the Preferred Stock in order to alter the Certificate of Incorporation if such alteration would adversely affect the Preferred Stock and for certain other matters.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issuance of Common Stock and Warrants

      On March 29, 2002, the Company signed a definitive binding agreement to raise approximately $4.9 million from a private placement of its common stock and warrants. On April 12, 2002, the Company issued 6,686,000 shares of common stock at $0.72 per share and warrants to purchase 3,343,001 shares of common stock at an exercise price of $1.01 per share, pursuant to the agreement. The warrants are exercisable for five years, commencing October 12, 2002. Among others, the investors in the offering included Mr. Ungermann and Dr. Gaut, members of the Company’s Board of Directors, and Special Situations Technology Fund L.P., of which Adam Stettner, a member of the Company’s Board of Directors, serves as the Managing Director.

Warrants

      During the second quarter ended June 30, 2001, the Company issued a warrant to PictureTel Corporation to purchase up to 2,614,377 shares of the common stock of the Company at an exercise price of $0.91 per share and a term of five years. The warrant was issued in connection with the formation of a strategic technology, marketing and distribution alliance with PictureTel Corporation. The warrant provided that it would vest and become exercisable only upon achievement by PictureTel of various milestones set forth in the warrant. As of December 31, 2002, the PictureTel Corporation warrant was not exercisable.

Note 12 — Stock Plans

1997 Equity Incentive Plan

      The Company has a 1997 Equity Incentive Plan, which has, as amended, an aggregate of 5,875,000 shares of common stock are authorized to be issued pursuant to stock awards. As of December 31, 2002, 1,310,689 shares of common stock pursuant to awards under the 1997 Plan were available for future grant.

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

      Restricted stock purchase awards under the 1997 Plan are to be issued at a price not less than 85% of the fair market value of the stock on the date of grant. Restricted stock purchase awards may be accompanied by a repurchase option in favor of the Company in accordance with a vesting schedule and at a price determined by the Board of Directors. Shares subject to stock awards that have expired or otherwise terminated shall again become available for the grant of awards under the 1997 Plan.

      As of December 31, 2002 and 2001, no unvested shares of common stock were outstanding subject to repurchase by the Company.

1999 Equity Incentive Plan

      Under the 1999 Equity Incentive Plan (the “1999 Plan”), as amended through November 2002, an aggregate of 6,000,000 shares of common stock were authorized to be issued pursuant to stock awards. As of December 31, 2002, shares of common stock available for future grants pursuant to awards under the 1999 Plan aggregated 825,578.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The 1999 Plan provides for the grant of nonqualified stock options, stock purchase awards and stock bonuses to selected employees and consultants. Officers and directors are not eligible for grants under the 1999 Plans. Options granted under the 1999 Plan are for periods not to exceed ten years, and must be issued at prices not less than 85% of the fair market value of the stock on the date of grant. Options granted under the 1999 Plan are exercisable at such time and under such conditions as determined by the Board of Directors, and generally vest over four years.

      Restricted stock purchase awards under the 1999 Plan are to be issued at a price determined by the Board of Directors. Restricted stock purchase awards may be accompanied by a repurchase option in favor of the Company in accordance with a vesting schedule and at a price determined by the Board of Directors. Shares subject to stock awards that have expired or otherwise terminated shall again become available for the grant of awards under the 1999 Plan. As of December 31, 2002 and 2001, no unvested shares of common stock were subject to repurchase by the Company under the 1999 Plan.

1997 Non-Employee Directors’ Stock Option Plan

      Under the 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), as amended, 1,500,000 shares of the company’s common stock are reserved for issuance thereunder. As of December 31, 2002, 921,864 shares of common stock pursuant to awards under the Directors’ Plan were available for future grant.

      Under the Directors’ Plan, each non-employee director who is first elected to the Board of Directors after the adoption of the plan is automatically granted an option to purchase 40,000 shares of Common Stock. Each non-employee director is additionally granted an option to purchase 40,000 shares of Common Stock on each anniversary of the director’s original grant under the Directors’ Plan. In addition, each non-employee director serving on the Audit, Compensation and Nominating Committees of the Board of Directors, is granted an option under the Directors’ Plan to purchase 25,000 shares, 15,000 shares and 15,000 shares, respectively, of Common Stock upon the director’s appointment to the committee and on each anniversary of such director’s original grant upon joining such committee, so long as the director is not then an employee of the Company, has continuously served on the committee during such time and is a member of the committee at the time of grant. Options granted under the Directors’ Plan are granted at the fair market value of the Common Stock on the date of the grant. Options granted to non-employee directors under the Directors’ Plan currently have a ten-year term and become exercisable on a daily ratable basis over a one year period from the date of the grant.

Other Stock Option Plans

      In addition to the three stock option plans described above, the Company has outstanding stock options granted under eight plans originally established by other companies that were subsequently acquired by the Company.

      Stock options representing 1.8 million shares of common stock were outstanding under these plans as of December 31, 2002, and none of the grants outstanding represented restricted stock.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Shares Outstanding
	Type of Stock Option Grants	December 31, 2002

		(in thousands)
CUseeMe 1993 Plan	ISO and Non-qualified grants	7
CUseeMe 1994 Plan	ISO and Non-qualified grants	6
CUseeMe 1995 Plan	ISO and Non-qualified grants	1
CUseeMe 1996 Plan	ISO and Non-qualified grants	1,390
CUseeMe N/ A Plan (1996)	Non-qualified grants	4
CUseeMe SEP Plan (1996)	Non-qualified grants	6
CUseeMe 2001 Plan	Non-qualified grants	376

		1,790

      A summary of option activity under the all stock plans are as follows:

	Shares Subject to	Weighted Average
	Options Outstanding	Exercise Price

	(In thousands)
Balance at December 31, 1999	4,729	$9.61
Granted	5,240	7.48
Exercised	(392)	6.41
Cancelled	(2,983)	10.70

Balance at December 31, 2000	6,594	7.62
Granted	8,262	1.11
Exercised	(8)	0.49
Cancelled	(4,712)	6.91

Balance at December 31, 2001	10,136	3.64
Granted	4,965	0.72
Exercised	(7)	1.15
Cancelled	(3,853)	2.76

Balance at December 31, 2002	11,241	$2.65

      With respect to certain options and restricted stock granted in 1996 and 1997, the Company has recognized a deferred compensation charge of approximately $2.1 million. Further, in early February 1998, after considering various factors including the input provided by the Company’s investment bankers, the Board of Directors of the Company approved a plan under which 499,500 options previously granted at prices of $10.20 and $11.00 to employees (excluding officers) were exchanged for options with exercise prices of $8.50 per share, which the Board concluded was the fair value of the Company’s common stock at that time. The Company is recognizing a compensation charge of approximately $1.3 million with respect to the 499,500 repriced stock options and 278,000 additional stock options granted in early February 1998 with exercise prices of $8.50 per share, computed based on a deemed value of $10.20 per share of common stock. The charges referred to above are being amortized over the vesting period of the awards, which is generally five years. The Company recognized $26,000, $115,000 and $267,000 of said charges as compensation expense during the years ended December 31, 2002, 2001 and 2000, respectively. The future compensation charges are subject to reduction for any employee who terminates employment prior to the expiration of such employee’s option vesting period.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant option groups outstanding at December 31, 2002 and related weighted average exercise price and contractual life information are as follows:

		Options Outstanding

		Weighted Average		Options Exercisable
		Remaining	Weighted Average
Range of	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Weighted Average
Exercise Prices	(In Thousands)	(In Years)	(Per Share)	(In Thousands)	Price (Per Share)

$ 0.27 – $ 0.60	1,610	9.60	$.45	127	$.59
$ 0.69 – $ 0.75	2,179	9.20	.75	418	.75
$ 0.79 – $ 0.92	1,317	8.57	.87	628	.85
$ 0.94 – $ 1.24	988	8.25	1.05	454	1.06
$ 1.25 – $ 1.25	1,375	8.03	1.25	789	1.25
$ 1.27 – $ 2.29	1,314	7.73	1.46	676	1.58
$ 2.34 – $ 5.50	1,133	7.23	4.99	757	4.93
$ 5.50 – $15.12	1,136	6.50	10.71	912	10.74
$15.75 – $28.46	185	6.98	19.73	139	19.72
$36.18 – $36.18	4	7.20	36.18	2	36.18

Total	11,241	8.28	$2.65	4,902	$4.05

Pro Forma Disclosures

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,

	2002	2001	2000

Net loss	$(24,322)	$(31,601)	$(18,787)

Add: stock-based employee compensation expense included in reported net income	26	23	267

Deduct: Total stock based employee compensation expense determined pursuant to SFAS 123	(2,378)	(2,956)	(9,165)

Pro forma net loss	$(26,674)	$(34,534)	$(27,685)

As reported net loss per share (basic and diluted)	$(0.64)	$(1.26)	$(1.09)

Pro forma net loss per share (basic and diluted)	$(0.70)	$(1.37)	$(1.61)

      The weighted-average estimated grant-date fair value of options granted under the Company’s various stock option plans during 2002, 2001 and 2000 was $0.64, $0.95 and $5.23, respectively. For the years ended December 31, 2002, 2001 and 2000, the fair value of each option on the date of grant was determined using the Black-Scholes model with the following assumptions:

	Years Ended December 31,

	2002	2001	2000

Risk-free interest rate	3.0%	5.0%	5.0%
Volatility	113%	123%	70%
Option term from vesting date (in years)	5	5	5
Dividend yield	0.0%	0.0%	0.0%

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1997 Employee Stock Purchase Plan

      The Company’s 1997 Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors and in October 1997 subsequently approved by the stockholders and became effective upon the closing of the Company’s initial public offering. Under the Purchase Plan a total of 1,350,000 shares of common stock have been reserved for issuance to participating employees who meet eligibility requirements. As of December 31, 2002, 309,375 shares of common stock were available for future issuance under the Purchase Plan.

      The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s base compensation, including commissions, bonuses and overtime pay, at a price equal to 85% of the fair value of the common stock at the beginning of each offering period or the end of the purchase period, whichever is lower. The initial purchase period commenced on April 29, 1998. During 2002, 2001 and 2000, the Company issued 367,415, 386,696 and 172,077 shares of common stock, respectively, under the Purchase Plan for aggregate proceeds of approximately $120,766, $287,000 and $438,000, respectively. Compensation cost (included in pro forma net loss and net loss per share amounts only) for the years ended December 31, 2002, 2001 and 2000, for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the Purchase Plan was calculated using the Black-Scholes model with the following assumptions:

	Years Ended December 31,

	2002	2001	2000

Risk-free interest rate	3.0%	5.0%	5.0%
Volatility	113%	123%	70%
Option term from grant date (in years)	1	1	1
Dividend yield	0.0%	0.0%	0.0%

      The pro forma SFAS 123 disclosures include compensation expense for purchase rights granted during 2002, 2001 and 2000. The weighted average estimated grant date fair value for purchase rights granted under the Purchase Plan during 2002, 2001 and 2000 was $0.3, $0.46 and $5.05, respectively.

Note 13 — Litigation

      On or about April 9, 1999, several purported class action suits were filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company’s reporting of its financial results for the period ended December 31, 1998. The court dismissed these actions without leave to amend on February 14, 2000 and the plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal was taken under submission by the court of Appeals following the filing of briefs by the parties and the presentation of oral argument on July 11, 2001. On March 15, 2002, the Court of Appeals affirmed the district court’s judgment. On March 28, 2002 the plaintiffs filed a Petition for Rehearing in the Ninth Circuit. On April 5, 2002, the Ninth Circuit denied the plaintiff’s Petition for a Rehearing. On December 12, 2002, the plaintiffs filed in the Ninth Circuit a Motion to Recall the Mandate. On January 7, 2003, the Ninth Circuit denied the motion.

      On April 23, 2001, the Company received notice of a stockholder’s derivative action filed in California Superior Court in the County of Santa Clara, alleging that, among other things, certain directors and officers of the Company sold shares of the Company’s common stock between January 21, 1999 and April 6, 1999, while in possession of material non-public information pertaining to the Company. The Company and the individual defendants demurred to the complaint, and moved to dismiss the action, or in the alternative to stay the action pending the outcome of the appeal in the related federal court class action or, if necessary, the investigation of the claims by the Company. The court granted the demurrer in part and denied it in part, granting plaintiff leave to file an amended complaint, and stayed the action pending the outcome of the appeal

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the federal court class action. The court also ordered that certain limited discovery of documents could take place with respect to the filing of the amended complaint. In December 2001, the plaintiff moved for leave to take certain third-party discovery. The motion was denied by the court. Plaintiff filed an amended complaint on February 22, 2002. A hearing on the defendants’ demurrer to the amended complaint was scheduled to take place on May 21, 2002. The parties agreed to a continuance of the hearing in order to permit them to engage in settlement discussions with a third-party mediator. On July 25, 2002, the parties reached a tentative settlement of the derivative action, subject to a number of conditions, including approval of the settlement by a special committee of independent directors appointed by the Company’s Board of Directors and empowered to act on behalf of the Company with respect to the action. Under the terms of the tentative settlement, the Company would not pay any money to any party in connection with the settlement, nor would it pay any money as indemnification to present or former officers and directors in the event of a settlement of the SEC enforcement action described in the following paragraph. On December 19, 2002, the court approved the settlement and dismissed the complaint with prejudice.

      On April 25, 2002, the Company was informed by the staff of the SEC that the staff intends to recommend that the SEC commence an enforcement action against the Company, Ralph Ungermann and two former officers of the Company in connection with the Company’s January 1999 announcement of unaudited financial results for the quarter and year ended December 31, 1998, which were revised by the Company prior to the release of the Company’s Form 10-K in April 1999. The staff indicated that the basis for such an action would be allegations that the January 1999 announcement was misleading and/or the result of inadequate financial controls. The staff did not state what remedies it would seek in such an action, but noted that the remedies it might seek could include an injunction against future violations, disgorgement, civil penalties and an officer and director bar against the individuals. The Company and each of the individuals subsequently concluded separate settlements with the SEC. The Company agreed that the SEC could file an administrative proceeding against the Company, and that the Company would settle the proceeding without admitting or denying the allegations thereof. Pursuant to the Company’s agreement, on or about November 26, 2002, the SEC commenced an administrative proceeding and entered therein an order making findings and requiring the Company to cease and desist from any violations of specified provisions of the federal securities laws. The individuals agreed that the SEC could file a civil injunctive action against them, and that they would settle the action without admitting or denying the allegations thereof. Pursuant to the individuals’ agreements, on or about November 26, 2002, the SEC filed a complaint in the United States District Court for the Northern District of California entitled SEC v. Ralph K. Ungermann, et al., Civil Action No. C 02 05613 RS, in which the SEC alleged that the individuals had violated various provisions of the federal securities laws, and, upon the consent of each of the individuals, the court contemporaneously entered final judgments that each of the individuals be permanently enjoined from violations of certain provisions of the federal securities laws and pay certain sums representing disgorgement, penalties and pre-judgment interest. All such sums were subsequently paid.

      On May 1, 2002, the Company received notice that Clover Technologies, Inc. (“Clover”) submitted a claim to the American Arbitration Association initiating an arbitration proceeding claiming that Clover is entitled to compensation from the Company for allegedly defective video access nodes (“VANS”) supplied by the Company to Clover. The Company filed an answer to Clover’s demand for arbitration, denying all material allegations and claims, on May 30, 2002. Since filing a demand for arbitration against the Company, Clover has specified that its claim is for damages totaling in excess of $2.7 million, based on claims that certain of the VANS which Clover purchased for resale to its customers were defective. The purchase arises out of a written agreement between the Company and Clover, dated June 22, 1998. Clover seeks damages based on claims for alleged breach of express and implied warranties, in the amount purportedly paid for replacement products, plus unspecified incidental and consequential damages. The Company’s insurer has retained counsel to defend the Company in this matter. The Company has responded to the arbitration demand by denying all material allegations, and it intends to vigorously defend itself. An arbitration hearing

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

before the American Arbitration Association is scheduled for April 7, 2003 through April 14, 2003 in Santa Clara, California. Prior to that date, the parties held a mediation session on March 31, 2003 and agreed to a settlement of this matter.

      On August 28, 2002, the Company was served with a Complaint filed by Eric Hamilton (“Hamilton”) in the United States District Court for the District of Maryland alleging that in connection with the Company’s use of its CUseeME and Click-to-Meet products the Company infringes the United States Patent No. 5,176,520 (the “520 Patent”), issued on January 5, 1993 and relating to “Computer Assisted Instructional Delivery System and Method,” seeking unspecified damages for infringement and willful infringement, in addition to seeking injunctive relief. On November 1, 2002, the Company filed its Answer to the Complaint in which it denied all material allegations made against it. The Company also filed a Counterclaim seeking a judicial declaration that (i) its products do not infringe any valid claim of the “520 Patent and (ii) the “520 Patent is invalid and unenforceable on the grounds of obviousness, lack of enablement and failure to meet the written description requirements under the patent laws. On or about January 5, 2003, the Company and Hamilton reached a tentative agreement on material terms to settle the litigation. The Company agreed to pay to Hamilton the total sum of $35,000 and dismiss its counterclaim in exchange for a fully paid up, worldwide, nonexclusive license to practice under the “520 patent and a dismissal of Hamilton’s claims. The parties exchanged a mutual general release of all claims. The parties executed a formal settlement agreement on January 28, 2003.

Note 14 — Subsequent Events

      On April 3, 2003, the Company entered into a term loan facility agreement with its bank, that allows the Company to borrow up to $3.0 million at any time prior to December 31, 2003. Funds drawn under the facility will be recorded as a term loan fully amortized over a three-year period with an interest rate equal to the bank’s prime rate plus 2.25% with a floor at 6.5%. The Company paid a $22,500 commitment fee at the closing and is subject to a commitment fee of 0.25% per annum on any unused borrowings. In connection with the term loan facility, the Company agreed to issue a warrant to purchase up to 281,250 shares of the Company’s common stock at an exercise price of $0.32 per share. The term loan will be secured by all of the Company’s assets, including intellectual property rights, and requires that the Company maintain cash deposits at the bank of not less than $2.9 million and adhere to a liquidity covenant. The liquidity covenant stipulates that the sum of (i) the amount of the Company’s unrestricted cash on deposit in the bank, plus (ii) the company’s eligible accounts receivable divided by (iii) the amount outstanding under the term loan facility be at all times equal to 2.0 or higher. The liquidity covenant is only applicable if the loan is drawn down.

      On April 11, 2003, the company signed an agreement with its landlord to terminate the lease of its 48,000 square foot Santa Clara, California headquarters facility and concurrently executed a new lease for approximately 19,700 square feet of space in Redwood City, California. For the period May through December 2003 lease payments under the new lease will total approximately $452,000 compared to $1.0 million for the same period under the terms of the prior lease. For the five-year period from January 2004 through December 2008, payments under the new lease will aggregate approximately $3.7 million compared to $8.2 million that would have been paid under the prior lease. As compensation for the early termination of the lease the company agreed to issue warrants to the lessor for the purchase of two million shares of the Company’s common stock. The warrants will have a five-year life and an exercise price of $0.27 per share. The Company plans to occupy the new office space at the beginning of May 2003.

      On April 14, 2003, the Company entered into a private equity line of financing agreement with Ralph Ungermann, Executive Chairman of the Board of Directors of the Company. Under this agreement, the company may sell up to $1 million of the Company’s common stock to Mr. Ungermann at a purchase price of $0.31 per share during the period from April 14, 2003 through April 13, 2004. The Company may draw down funds under the private equity line financing up to four times during the 12 month term of the agreement, with

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each draw for a minimum of $250,000. Common stock sold to Mr. Ungermann pursuant to this agreement will be issued on a private placement basis pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The warrant will have a five-year term and allows Mr. Ungermann to purchase up to 300,000 additional shares of the Company’s stock at an exercise price equal to $0.38 per share, 125% of the fair market value of the Company’s common stock as measured on the date of issuance of the warrant. The Company has agreed to provide registration rights with respect to the shares of the Company’s common stock issued under the equity line of financing agreement and issued upon exercise of the warrant issued to Mr. Ungermann.

QUARTERLY SUMMARY

(Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
2002

Revenues	$6,601	$6,644	$6,137	$5,032
Cost of revenues	$1,348	$3,653	$2,039	$1,339
Loss from operations	$(1,703)	$(4,592)	$(3,650)	$(14,492)
Net loss	$(1,674)	$(4,512)	$(3,627)	$(14,509)
Basic and diluted earnings per share	$(0.05)	$(0.12)	$(0.09)	$(0.36)
Shares used to compute net loss per share	33,380	38,445	40,275	40,367
Non-recurring charge:
Included in cost of revenues related to inventory valuation	$—	$(1,000)	$—	$(438)
2001

Revenues	$4,382	$8,135	$7,767	$7,377
Cost of revenues	$2,587	$4,389	$8,893	$4,681
Loss from operations	$(8,645)	$(6,300)	$(10,688)	$(6,907)
Net loss	$(8,331)	$(6,142)	$(10,522)	$(6,606)
Basic and diluted earnings per share	$(0.48)	$(0.33)	$(0.34)	$(0.20)
Shares used to compute net loss per share	17,414	18,859	30,707	33,328
Non-recurring charge:
Included in cost of revenues related to inventory valuation	$—	$—	$(5,515)	$(1,091)

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

of First Virtual Communications, Inc.

      Our audits of the consolidated financial statements referred to in our report dated February 5, 2003, except for Note 14, which is as of April 14, 2003, appearing in this Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 5, 2003

S-1

FIRST VIRTUAL COMMUNICATIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS
for the Fiscal Years 2002, 2001 and 2000

			Deductions
	Balance at Beginning	Charged to Costs			Balance at End
Description	of Period	and Expenses	Description	Amount	of Period

Allowance for Doubtful Accounts Receivable:
Fiscal year 2002	$1,640,000	$185,000	Write-offs & adjustments	$807,000	$1,018,000
Fiscal year 2001	470,000	1,170,000 (1)	Write-offs & adjustments	—	1,640,000
Fiscal year 2000	1,269,000	524,000	Write-offs & adjustments	1,323,000	470,000
Reserve for Returns
Fiscal year 2002	$869,000	$(8,000)	Write-offs & adjustments	$314,000	$547,000
Fiscal year 2001	542,000	502,000	Write-offs & adjustments	175,000	869,000
Fiscal year 2000	910,000	375,000	Write-offs & adjustments	743,000	542,000

(1)	Includes $912,000 provision for doubtful accounts recorded during the year ended December 31, 2001 and $258,000 of additional allowance for doubtful accounts, resulting from the acquisition of CUseeMe Networks, Inc.

S-2

EXHIBIT INDEX

Exhibit
No.		Description of Document

2.1		Agreement and Plan of Merger and Reorganization, dated as of March 22, 2001, by and among First Virtual Communications, Inc., FVC Acquisition Corp. and CUseeMe Networks, Inc.(1)
3.1		Amended and Restated Certificate of Incorporation of the Company(2)
3.2		Certificate of Ownership and Merger, effective August 3, 1998(3)
3.3		Certificate of Designation of Series A Convertible Preferred Stock(5)
3.4		Amended Bylaws of the Registrant(2)
3.5		Certificate of Ownership and Merger, effective February 5, 2001(8)
3.6		Certificate of Amendment of Restated Certificate of Incorporation filed on June 19, 2001(8)
4.1		Specimen Common Stock Certificate(3)
4.2		Specimen Series A Convertible Preferred Stock Certificate(5)
4.3		Warrant to purchase 2,614,377 shares of the Company’s Common Stock, dated May 7, 2001, issued by the Company to PictureTel Corporation(9)
4.4		Warrant to purchase 850,000 shares, subject to adjustment, of the Company’s Common Stock, dated June 8, 2000 issued by the Company to Vulcan Ventures Incorporated(5)
4.5		Warrant to purchase 18,750 shares of the Company’s Common Stock, dated April 30, 1997 issued by the Company to Silicon Valley Bank(1)
4.6		Warrant to purchase the Company’s Common Stock, dated April 12, 2002, issued by the Company to the purchasers and in the amounts as set forth on Schedule A attached thereto(12)
4.7		Registration Rights Agreement, dated April 12, 2002, by and among the Company and each of the purchasers listed therein(12)
10	.1*	1997 Equity Incentive Plan(6)
10	.4*	1997 Employee Stock Purchase Plan(2)
10	.5*	Form of 1997 Employee Stock Purchase Plan Offering(2)
10	.6*	1997 Non-Employee Directors’ Stock Option Plan(6)
10	.8*	Executive Officers’ Change of Control Plan(4)
10	.9*	Non-Employee Directors’ Change of Control Plan(4)
10	.10*	1999 Equity Incentive Plan(6)
10	.12*	Form of Indemnification Agreement between the Registrant and its directors and executive officers(2)
10.14		Lease Agreement between the Company and John Arrillaga, or his successor Trustee, UTA 7/20/77, dated July 19, 1995 (the “Lease Agreement”)(2)
10.15		Amendment No. 1 to the Lease Agreement, dated November 7, 1997(2)
10.16		Amendment No. 4 to the Lease Agreement, dated February 4, 1999(4)
10.17		Master Lease Agreement between the Company and Comdisco, Inc. (“Comdisco”), dated April 30, 1997(2)
10.18		Subordinated Loan and Security Agreement between the Company and Comdisco, dated April 30, 1997(2)
10.19		Development and License Agreement between the Company and Advanced Telecommunications Modules Limited, dated February 25, 1994, as amended(2)
10.20		Technology Licensing Agreement between IBM Corporation and the Company, dated October 16, 1997(2)
10.22		Subordinated Loan and Security Agreement between the Company and Comdisco, dated October 23, 1997(2)
10.23		Lease Agreement between the Company and John Arrillaga, or his successor Trustee, UTA 7/20/77, dated November 7, 1997(2)
10.24		Letter Agreement between IBM Corporation and the Company, dated February 8, 1998(2)

Exhibit
No.		Description of Document

10.27		Stock Purchase Agreement, dated June 8, 2000, between the Company and Vulcan Ventures Incorporated(5)
10.28		Registration Rights Agreement, dated June 8, 2000, between the Company and Vulcan Ventures Incorporated(5)
10	.30*	Employment and Non-Competition Agreement, dated March 22, 2001, between the Company and Killko Caballero(10)
10	.31*	Offer Letter, dated January 7, 2002, between the Company and Timothy Rogers(11)
10	.32*	Letter Agreement, dated January 7, 2002, between the Company and Randy Acres(11)
10	.33*	Letter Agreement, dated January 7, 2002, between the Company and Raymond Cavanaugh(11)
10	.34*	Release and Waiver, dated March 12, 2002, between the Company and James Griffin(11)
10	.35*	Letter Agreement, dated March 20, 2002, between the Company and Robert Scott(11)
10.36		Purchase Agreement, dated as of March 29, 2002, by and among the Company and each of the purchasers listed therein(12)
10	.37*	Amended and Restated Promissory Note and restated Security Agreement executed on May 14, 2002 by Killko Caballero in favor of the Company(11)
10	.38**	First Virtual Communications Partner Agreement, dated April 1, 2002, between Net One Systems and the Company(13)
10	.39*	Retention Agreement, dated October 3, 2002, between the Company and Ralph Ungermann
10	.40*	Settlement and Release Agreement, dated October 29, 2002, between the Company and Killko Caballero
10	.41*	Settlement and Release Agreement, dated December 12, 2002 between the Company and Timothy Rogers
10	.42*	Offer Letter, dated October 29, 2002, between the Company and Jonathan Morgan
10	.43*	Offer Letter, dated December 12, 2002 between the Company and Frank Kaplan
10	.44*	Offer Letter, dated December 12, 2002 between the Company and Truman Cole
10	.45*	Settlement and Release Agreement, dated January 10, 2003, between the Company and Jeffery Krampf
23.1		Consent of PricewaterhouseCoopers LLP
24.1		Power of Attorney (included on signature page)
99.1		Certification, dated April 15, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

Notes to Exhibits

*	Management contract or compensatory plan or arrangement.

**	Confidential Treatment has been granted with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated April 4, 2001 (File No. 000-23305).

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-38755).

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on June 10, 1998 (File No. 000-23305).

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 15, 1999 (File No. 333-72533).

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2000 (File No. 000-23305).

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on July 17, 2000 (File No. 333-4159).

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2000 (File No. 333-72533).

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2001 (File No. 000-23305).

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001 (File No. 000- 23305).

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-59480), as filed on April 25, 2001.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2002.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-88058), as filed on May 10, 2002.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002.