Form 10-Q
period 2003-03-31
FIRST VIRTUAL COMMUNICATIONS INC
filed 2003-05-15
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-23305

FIRST VIRTUAL COMMUNICATIONS, INC.

(Exact name of registrant in its character)

Delaware (State or other jurisdiction of incorporation or organization)	77-0357037 (I.R.S. employer identification number)

3200 Bridge Parkway
Redwood City, CA 94065
(Address of principal executive offices)

(650) 801-6500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

     The number of shares of Common Stock outstanding as of May 8, 2003 was 40,483,594.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EXHBIIT 4.9
EXHIBIT 4.10
EXHIBIT 10.46
EXHIBIT 10.47
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 99.1

First Virtual Communications, Inc.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

First Virtual Communications, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data; unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$7,057	$8,352
Short-term investments	81	83
Accounts receivable, net	3,580	4,080
Inventory	293	613
Prepaids and other current assets	438	406

Total current assets	11,449	13,534
Property and equipment, net	1,934	2,197
Other assets	298	293
Intangible assets, net	3,679	3,736

	$17,360	$19,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,268	$1,192
Accrued liabilities	4,963	5,139
Deferred revenue	6,498	6,656

Total current liabilities	12,729	12,987
Stockholders’ equity:
Convertible Preferred Stock, $.001 par value; 5,000,000 shares authorized; 27,437 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 40,483,594 and 33,430,179 shares issued and outstanding, respectively	40	40
Additional paid-in capital	118,531	118,531
Accumulated other comprehensive (loss)	(218)	(210)
Accumulated deficit	(113,722)	(111,588)

Total stockholders’ equity	4,631	6,773

	$17,360	$19,760

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data; unaudited)

	Three months ended

	March 31,

	2003	2002

Revenue:
Software	$3,393	$4,082
Product	648	1,341
Support service	1,336	1,178

Total revenue	5,377	6,601
Cost of revenue:
Software	$166	$159
Product	219	753
Support Service	446	436

Total cost of revenue	831	1,348

Gross profit	4,546	5,253

Operating expense:
Research and development	2,487	2,757
Sales and marketing	2,593	1,915
General and administrative	1,627	2,284

Total operating expense	6,707	6,956

Operating loss	(2,161)	(1,703)
Other income, net	27	44
Minority interest in consolidated subsidiary	—	(15)

Net loss	$(2,134)	$(1,674)

Basic and diluted net loss per share	$(0.05)	$(0.05)
Shares used in computing basic and diluted net loss per share	40,484	33,380

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net Income/(Loss)	$(2,134)	$(1,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	550	771
Stock Compensation	—	13
Provision for returns and doubtful accounts	(85)	(488)
Acquired in-process research and development	—	—
Provision for inventory	(156)	—
Other	(6)	(50)
Changes in assets and liabilities:
Accounts receivable	193	396
Inventory	476	447
Prepaid expenses and other assets	(37)	230
Accounts payable	76	(1,080)
Accrued liabilities	(291)	(430)
Deferred revenue	252	92

Net cash used in operating activities	(1,162)	(1,773)

Cash flows from investing activities:
Acquisition of property and equipment, net	(133)	(256)
Proceeds from sales of short-term investments, net	—	1,837
Cash acquired/(paid) in acquisition	—	—

Net cash provided by (used in) investing activities:	(133)	1,581

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	8

Net cash provided by financing activities	—	8

Net decrease in cash and cash equivalents	(1,295)	(184)
Cash and cash equivalents at beginning of period	8,352	6,946

Cash and cash equivalents at end of period	$7,057	$6,762

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

     First Virtual Communications, Inc. (the “Company”) has prepared the accompanying financial data for the quarterly period ended March 31, 2003 pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

     In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2003, consolidated results of operations for the three months ended March 31, 2003 and 2002, and consolidated cash flow activities for the three months ended March 31, 2003 and 2002.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

     The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

     The unaudited condensed consolidated balance sheet at December 31, 2002 that has been derived from the audited consolidated financial statements at that date does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

Concentrations of credit risk

Revenue and accounts receivable of customers comprising more than 10% of revenue or receivable are summarized as follows:

	Three Months Ended March 31,

	2003	2002

Revenue:
Company A	10%	28%
Company B	—	16%

	March 31,	December 31,
	2003	2002

Accounts receivable:
Company A	12%	20%
Company B	10%	—

2. Short Term Investments

     Management determines the appropriate classification of short-term investments in marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. The net unrealized gains or losses on available-for-sale securities are reported as a component of comprehensive loss, net of tax. The specific identification method is used to compute the realized gains and losses on debt and equity securities.

     The Company regularly monitors and evaluates the realizable value of its marketable securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, the Company records a charge to investment income (expense). At March 31, 2003, all short-term investments have been classified as “available-for-sale securities.”

     Marketable securities are comprised as follows (in thousands):

	March 31,	December 31,
	2003	2002

Certificate of deposit	$69	$69
Equity securities	12	14

	$81	$83

     As of March 31, 2003, the Company’s available for sale securities had contractual maturities of less than one year. Available for sale securities are comprised as follows at March 31, 2003 and December 31, 2002 (in thousands):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

March 31, 2003
Equity securities	$114	$3	$(105)	$12
Debt securities	120	—	(51)	69

Total	$234	$3	$(156)	$81

December 31, 2002
Equity securities	$114	$3	$(103)	$14
Debt securities	120	—	(51)	69

Total	$234	$3	$(154)	$83

3. Inventory

     Inventories as of March 31, 2003 and December 31, 2002 were (in thousands):

	March 31, 2003	December 31, 2002

Raw materials	$191	$266
Finished goods	102	347

Total inventory	$293	$613

4. Net Loss Per Share

     Basic loss per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, such as shares of unvested restricted common stock. Diluted loss per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding.

     As a result of the losses incurred by the Company for the three months ended March 31, 2003 and 2002, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods.

The following table summarizes securities outstanding that were not included in the calculations of diluted net loss per share for the three months ended March 31, 2003 and 2002, since their inclusion would be anti-dilutive:

	Three months ended
	March 31,

	2003	2002

	(in thousands)
Common stock options	10,670	11,626
Common stock warrants	6,850	3,589
Convertible preferred stock	4,247	3,617

     The common stock warrants are exercisable at $.91 to $6.67 per share and expire at various times from June 8, 2005 through April 12, 2007. The stock options outstanding at March 31, 2003 had a weighted average exercise price per share of $2.52 and expire beginning in June 2004 through March 2013.

5. Warranties

     The Company sells both software and hardware products. We provide for future warranty costs upon product delivery or from the purchase date. The specific terms and conditions of those warranties vary depending upon the product sold, the country in which the customers are located and agreements we have with various customers.

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

     Factors that affect our warranty liability include the number of units sold, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability if necessary. The Company has gone through the transition from being primarily a hardware-based company to a software-based company since the acquisition of CuseeMe and plans to further deemphasize the manufacture and the sale of hardware products manufactured by the Company in 2003.

     Changes in our warranty liability, which is included as a component of “Accrued liabilities” on the Consolidated Balance Sheet, during the first quarter ended March 31, 2003 were as follows:

(in thousands)
Beginning balance as of December 31, 2002	$428
Provision for warranty liability	25
Settlement made under warranty	(54)

Ending balance as of March 31, 2003	$399

6. Stock Based Compensation

     As of March 31, 2003, the Company maintained stock option plans under which the Company may grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. The Company has chosen to account for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	For the Three Months Ended March 31,

	2003	2002

Net Loss	$(2,134)	$(1,674)

Add: Stock-based employee compensation expense included in reported net income	—	5
Deduct: Total stock based employee compensation expense determined pursuant to SFAS 123	(280)	(227)

Pro forma net loss	$(2,414)	$(1,669)

As reported net loss per share (basic and diluted)	$(0.05)	$(0.05)

Pro forma net loss per share (basic and diluted)	$(0.06)	$(0.06)

     In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123” (SFAS 148). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the annual disclosure provisions of SFAS 148 and adopted the interim disclosure provisions for financial reports beginning with this quarter ended March 31, 2003.

     The weighted-average estimated grant-date fair value of options granted under the Company’s various stock option plans during the three months ended March 31, 2003 and 2002 was $0.28 and $.77, respectively. For the three months ended March 31, 2003 and 2002, the fair value of each stock option on the date of grant was determined using the Black-Scholes model with the following assumptions:

	Three Months Ended March 31,

	2003	2002

Risk-free interest rate	3.0%	3.0%
Volatility	113%	113%
Option term (in years)	5	5
Dividend yield	0.0%	0.0%

7. Comprehensive Loss

     Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

     Components of accumulated other comprehensive loss consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Foreign currency translation	$(65)	$(59)
Unrealized loss on marketable securities, net of income taxes	(153)	(151)

	$(218)	$(210)

     Comprehensive losses for the three-month periods ended March 31, 2003 and 2002 were as follows (in thousands):

	Three months ended
	March 31,

	2003	2002

Net loss, as reported	$(2,134)	$(1,674)
Cumulative translation adjustment	(6)	25
Unrealized loss on marketable securities, net of Income Taxes	(2)	—

Comprehensive loss	$(2,142)	$(1,649)

8. Litigation

     In April 1999, several purported class action suits were filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company’s reporting of its financial results for the period ended December 31, 1998. The court dismissed these actions without leave to amend on February 14, 2000 and the plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal was taken under submission by the court of Appeals following the filing of briefs by the parties and the presentation of oral argument on July 11, 2001. On March 15, 2002, the Court of Appeals affirmed the district court’s judgment. On March 28, 2002 the plaintiffs filed a Petition for Rehearing in the Ninth Circuit. On April 5, 2002, the Ninth Circuit denied the plaintiff’s Petition for a Rehearing. On December 12, 2002, the plaintiffs filed in the Ninth Circuit a Motion to Recall the Mandate. On January 7, 2003, the Ninth Circuit denied the motion.

     On May 1, 2002, the Company received notice that Clover Technologies, Inc. (“Clover”) submitted a claim to the American Arbitration Association initiating an arbitration proceeding claiming that Clover is entitled to compensation from the Company for allegedly defective video access nodes (“VANS”) supplied by the Company to Clover. The Company filed an answer to Clover’s demand for arbitration, denying all material allegations and claims, on May 30, 2002. Since filing a demand for arbitration against the Company, Clover has specified that its claim is for damages totaling in excess of $2.7 million, based on claims that certain of the VANS which Clover purchased for resale to its customers were defective. The purchase arises out of a written agreement between the Company and Clover, dated June 22, 1998. Clover sought damages based on claims for alleged breach of express and implied warranties, in the amount purportedly paid for replacement products, plus unspecified incidental and consequential damages. The Company’s insurer retained counsel to defend the Company in this matter. The Company responded to the arbitration demand by denying all material allegations. An arbitration hearing before the American Arbitration Association was scheduled for April 7, 2003 through April 14, 2003 in Santa Clara, California. Prior to that date, the parties held a mediation session on March 31, 2003 and agreed to a settlement of this matter. The Company's insurance carrier provided for the cost of defense and settlement of this matter.

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

9. New Accounting Pronouncements

     In January 2003, the Financial Accounting Standard Board issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not create or become affiliated with a VIE subsequent to January 31, 2003. The Company does not believe the adoption of this interpretation will have a material effect on its consolidated financial position, results of operations or cash flows.

10. Subsequent Events

     On April 3, 2003, the Company entered into a credit facility agreement with its bank that allows the Company to borrow up to $3.0 million at any time prior to December 31, 2003. Funds drawn under the facility will be recorded as a term loan fully amortized over a three-year period with an interest rate equal to the bank’s prime rate plus 2.25%, with a floor at 6.5%. The Company paid a $22,500 commitment fee at the closing and is subject to a commitment fee of 0.25% per annum on any unused borrowings. In connection with the term loan facility, the Company agreed to issue a five-year warrant to the bank to purchase up to 281,250 shares of the Company’s common stock at an exercise price of $0.32 per share. The warrant has a fair value of $68,000, as determined using the Black-Scholes model. The term loan will be secured by all of the Company’s assets, including intellectual property rights, and requires that the Company maintain cash deposits at the bank of not less than $2.9 million and adhere to a liquidity covenant. The liquidity covenant stipulates that the sum of (i) the amount of the Company’s unrestricted cash on deposit in the bank, plus (ii) the company’s eligible accounts receivable, divided by (iii) the amount outstanding under the term loan facility, be at all times equal to 2.0 or higher. The liquidity covenant is only applicable if the loan is drawn down.

     On April 11, 2003, the company signed an agreement with its landlord to terminate the lease of its 48,000 square foot Santa Clara, California headquarters facility and concurrently executed a new lease for approximately 19,700 square feet of space in Redwood City, California. For the period May through December 2003 lease payments under the new lease will total approximately $452,000 compared to $1.0 million for the same period under the terms of the prior lease. For the five-year period from January 2004 through December 2008, payments under the new lease will aggregate approximately $3.7 million compared to $8.2 million that would have been paid under the prior lease. As compensation for the early termination of the lease, the Company agreed to issue warrants to the lessor for the purchase of up to two million shares of the Company’s common stock. The warrants will have a five-year life and an exercise price of $0.27 per share. The warrants have a fair value of $509,000, as determined using the Black Scholes model. The Company occupied the new office space in early May 2003.

     On April 14, 2003, the Company entered into a private equity line of financing agreement with Ralph Ungermann, Executive Chairman of the Board of Directors of the Company. Under this agreement, the Company may sell up to $1 million of the Company’s common stock to Mr. Ungermann at a purchase price of $0.31 per share (up to 3,225,806 shares) during the period from April 14, 2003 through April 13, 2004. The Company may draw down funds under the private equity line financing agreement up to four times during the 12-month term of the agreement, with each draw for a minimum of $250,000. Common stock sold to Mr. Ungermann pursuant to this agreement will be issued on a private placement basis pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. As compensation for the agreement, the Company issued to Mr. Ungermann a warrant with a five-year term exercisable for up to 300,000 shares of the Company’s stock at an exercise price equal to $0.38 per share, 125% of the fair market value of the Company’s common stock as measured on the date of issuance of the warrant. The warrant has a fair value of $73,000, as determined using the Black Scholes model. The Company has agreed to provide registration rights with respect to any shares of the Company’s common stock issued under the equity line of financing agreement and issued upon exercise of the warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of First Virtual Communications, Inc. should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and “Management’s Discussion and Analysis of Financial condition and Results of Operations” contained in our form 10-K as filed with the Securities and Exchange Commission on April 15, 2003.

     In addition to the historical information contained in this Quarterly Report, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the Company’s limited operating history and variability of operating results, market acceptance of web conferencing technology, web conferencing and collaboration technology dependence on IP-based networks and other technologies, the Company’s potential inability to maintain business relationships with telecommunications carriers, distributors and suppliers, rapid technological changes, competition and consolidation in the web conferencing industry, the importance of attracting and retaining personnel, management of the Company’s growth, cost pressures in the web conferencing industry, dependence on key employees, and other risk factors set forth below and described in this Quarterly Report on Form 10-Q and in other documents the Company files with the SEC. The Company assumes no obligation to update any forward-looking statements contained herein. The Company’s expectations and the events, conditions and circumstances on which these forward-looking statements are based, may change.

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

     In the three months ended March 31, 2003, the Company recorded $5.4 million in revenue, a decrease of 19% compared to the same period of the previous year. The Company derived its revenue in the three months ended March 31, 2003 and fiscal 2002 from sales to distributors, original equipment manufacturers, or OEMs, value-added resellers, or VARS, federal government agencies, enterprise customers and telecommunications service providers.

     The following table summarizes the percentage of total revenue by enterprise customers and service providers:

	Three Months Ended

	March 31, 2003	March 31, 2002

Enterprise customers	90%	87%
Service providers	10%	13%

Total	100%	100%

     The Company’s internal sales force qualifies and stimulates end-user demand, and manages the Company’s strategic relationships with its distribution partners, including OEMs, VARs and systems integrators. At March 31, 2003, Beijing Thumb Communications, Ltd. and AT&T Corporation accounted for 12% and 10%, respectively, of total accounts receivable. At March 31, 2002, GSA and Tomen Cyber-Business Solutions, Inc. accounted for 26% and 14%, respectively, of total accounts receivable.

     The Company maintains sales offices in the United Kingdom, France, Germany, Italy, China and Japan, and distributes its products in both Europe and Asia through resellers and distributors in more than 25 countries. For the three months ended March 31, 2003 and 2002 and the years ended December 31, 2002 and 2001, approximately 49%, 25%, 32% and 21%, respectively, of the Company’s sales were generated from customers outside of the United States. The Company expects that revenue from shipments to customers outside of the United States will continue to represent a significant portion of its future revenue. In addition, the Company believes that a small portion of its sales through OEMs, resellers and integrators are ultimately sold to international end-users. Revenue from the Company’s international operations are subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic restraints, and currency risks, among others. To date, the Company has not engaged in any foreign currency hedging activity.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies and estimates as disclosed in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

Results of Operations

     The following table sets forth certain items from the Company’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated:

	Three months ended
	March 31,

	2003	2002

Revenue	100.0%	100.0%
Cost of revenue	15.5%	20.4%

	Three months ended
	March 31,

	2003	2002

Gross profit / (loss)	84.5%	79.6%

Operating expense:
Research and development	46.3%	41.8%
Sales and marketing	48.2%	29.0%
General and administrative	30.3%	34.6%

Total operating expense	124.7%	105.4%

Operating loss	(40.2)%	(25.8)%
Other income, net	0.5%	0.7%
Minority interest in consolidated subsidiary	0.0%	(0.2)%

Net loss	(39.7)%	(25.4)%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Revenue. Revenue was $5.4 million for the three months ended March 31, 2003, a decrease of 19% from the $6.6 million recorded in the three months ended March 31, 2002. The following table summarizes the total revenue by software, products and support services (in thousands):

	Three Months Ended March 31,

	2003	2002

Software	$3,393	$4,082
Product	648	1,341
Support service	1,336	1,178

Total Revenue	$5,377	$6,601

     Software revenue primarily consists of revenue from the sale of the Click to Meet (“CTM”) family of software products which include CTM Express, CTM Select, CTM Premier and CTM Conference Server. Software revenue decreased $689,000 to $3.4 million in the three months ended March 31, 2003, a decrease of 17% from $4.1 million in the same period of last year. In the first quarter of 2002, the Company realized revenue of $1.1 million pursuant to a licensing agreement with a reseller in Japan. The principal reason for the decline in software revenue in the quarter ended March 31, 2003 as compared to the same period last year was the expiration of that agreement in September 2002.

     Product revenue consists of revenue from the sale of ATM legacy hardware products, including hardware products sourced from third parties and sold by the Company. Product revenue decreased $693,000 to $648,000 in the three months ended March 31, 2003, a decrease of 52% from $1.3 million in the same period of last year. The decrease was primarily a result of the lower demand and lower average selling prices for hardware-based ATM legacy products. Additionally, the Company provided only limited marketing and promotional support to these products in 2002. The Company has notified its customers that it will not be offering certain ATM legacy products for sale subsequent to May 1, 2003. We are uncertain of future product revenue.

     Support service revenue consists of software license subscriptions, hardware maintenance, training, installation and consulting revenue. Support service revenue increased 13% in the three month ended March 31, 2003, compared to the same period of 2002, primarily due to an increase in the sale of software subscriptions for the Company’s Click to Meet product family throughout 2002.

     Costs of Revenue. Cost of revenue consists primarily of costs associated with the purchase of components from outside manufacturers or the manufacture of the Company’s products by outside manufacturers and related costs of freight, inventory obsolescence, royalties, warranties and customer support costs, which were charged against income in the period incurred. Total costs of revenue decreased by 38% or $517,000 to $831,000 for the three months ended March 31, 2003 from $1.3 million for the three months ended March 31, 2002. As a percentage of total revenues, cost of sales declined to 15% for the three months ended March 31, 2003 from 20% for the three months ended March 31, 2002. The Company expects costs of revenue as a percent of revenue to remain in a range of 15% to 20% for the balance of 2003. Gross margin represents the difference between revenue and cost of revenue as a percentage of revenue. Overall gross margin in the three months ended March 31, 2003 was 85% compared to 80% in the comparable period of 2002.

     Cost of software revenue was $166,000 for the three months ended March 31, 2003, compared to $159,000 for the three months ended March 31, 2002. The gross margin on software revenue decreased to 95% for the three months ended March 31, 2003 from 96% for the three months ended March 31, 2002.

     Cost of product revenue decreased by 71% or $535,000 to $218,000 for the three months ended March 31, 2003 from $753,000 for the three months ended March 31, 2002. The decrease was primarily due to the lower sales volume of product revenue and the sales of fully reserved legacy ATM inventory of $156,000 which had no associated cost of revenue due to inventory writedowns in prior periods during the three months ended March 31, 2003. The gross margin on product revenue increased to 66% for the three months ended March 31, 2003 from 44% for the three months ended March 31, 2002 primarily due to sales of fully reserved inventory of $156,000 during the three months ended March 31, 2003.

     Cost of support service revenue was $446,000 for the three months ended March 31, 2003, compared to $436,000 for the three months ended March 31, 2002. The gross margin on support service revenues increased to 67% for the three months ended March 31, 2003 from 63% for the three months ended March 31, 2002 primarily due to the increase in the revenue from support services with relatively fixed support costs.

Research and Development. Research and development expense consists primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expense decreased $270,000 to $2.5 million in the three months ended March 31, 2003, a decrease of 10% compared to the $2.8 million during the three months ended March 31, 2002. The decrease in absolute dollars was principally due to the lower spending in professional fees and other expenses in the three months ended March 31, 2003. As a percentage of total revenue, research and development expense increased to 46% for the three months ended March 31, 2003, from 42% for the three months ended March 31, 2002, primarily as a result of the lower sales during the three months ended March 31, 2003 compared to relatively fixed research and development expenses. The Company expects research and development expenses, as expressed in absolute dollars, to remain approximately at current levels for the balance of 2003.

Sales and Marketing. Sales and marketing expense includes personnel and related overhead costs for sales and marketing, costs of outside contractors, advertising, trade shows and other related marketing and promotional expenses. Sales and marketing expense increased $678,000 to $2.6 million for the three months ended March 31, 2003, an increase of 35% compared to the $1.9 million for the three months ended March 31, 2002. Expenses in the first quarter of 2003 increased $310,000 primarily due to expansion of our Asia sales office with higher personnel and other expenses and higher compensation expense (resulting from our acquisition of our FVC.Com (Asia) distributor) equal to 20% of revenue from sales in the territory of Asia, excluding Japan. In the same quarter of 2002, the Company recorded a reduction in sales and marketing expense of $359,000 to reflect collection of a customer receivable that had previously been deemed uncollectible. The increase as a percentage of revenue in the three months ended March 31, 2003 compared to the three months ended March 31, 2002, primarily was due to lower revenue and higher sales and marketing expense during the three months ended March 31, 2003. The Company expects sales and marketing expense, as expressed in absolute dollars, to increase slightly each quarter during the balance of 2003. The increases will be primarily related to increased staffing in both the sales and the marketing functions, and, to the extent that revenues may increase in future quarters, due to higher sales commissions.

General and Administrative. General and administrative expense includes personnel and related overhead costs for finance, human resources, information technology, product operations and general management and the amortization of intangible assets. General and administrative expense decreased $657,000 to $1.6 million for the three months ended March 31, 2003, a 29% decrease from the $2.3 million in the three months ended March 31, 2002. The decrease in 2003 primarily was due to a $236,000 decrease in personnel-related expenses, a reduction of $271,000 in amortization expense resulting from the writedown of intangibles at December 31, 2002 and reductions of costs in other areas. As a percentage of revenue, general and administrative expense decreased slightly to 30% in the three months ended March 31, 2003, compared to 35% for the three months ended March 31, 2002. The decrease in general and administrative expense as a percentage of revenues for the three months ended March 31, 2003 primarily reflects the lower expense from the comparable period of 2002 offset in part by the impact of lower revenues in the quarter ended March 31, 2003. The Company expects general and administrative expenses, as expressed in absolute dollars, to remain approximately at current levels for the balance of 2003.

Other Income, Net. Other income, net, consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to the Company’s credit facilities and long-term debt, if any. Other income totaled $27,000 for the three months ended March 31, 2003, compared to $44,000 for the three months ended March 31, 2002. The decline is primarily due to a decline in interest income as a result of lower market interest rates and lower cash balances.

Minority Interest in Consolidated Subsidiary. Minority interest reflects the interest of minority stockholders in the operating results of the Company’s consolidated subsidiary in the United Kingdom. In July 2002, the Company acquired the remaining 48% minority interest in this subsidiary for $570,000. For the three months ended March 31, 2002, the amount reflects the portion of losses in this subsidiary that were attributable to minority stockholders. There was no minority interest in the three months ended March 31, 2003.

Income Taxes. The Company has incurred losses since its inception. No tax benefit was recorded for any period presented, as the Company believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that the Company will not be able to realize the benefit of these net operating losses, and thus a full valuation reserve has been recorded.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through private and public placements of equity securities, revenue from sales of the Company’s products and services and to a lesser extent through certain credit facilities and long-term debt. As of March 31, 2003, the Company had cash and cash equivalents and short-term investments of $7.1 million.

     In order to improve liquidity and reduce costs, the Company took a number of actions in the first quarter of 2003 which were consummated in April 2003. The Company reached agreement with its bank for a $3 million credit facility that may be used by the Company at any time prior to December 31, 2003. The interest rate is equal to the bank’s prime rate plus 2.25% with a floor at 6.5%. The Company paid a $22,500 commitment fee at the closing and is subject to a commitment fee of 0.25% per annum on any unused borrowings, with this fee paid quarterly. Funds drawn under the facility will be recorded as a secured term loan, fully amortized and repaid over a three-year period. The term loan facility is secured by all of the Company’s assets, including intellectual property rights, and contains certain financial covenants, including the maintenance of cash deposits at the bank of not less than $2.9 million and a liquidity covenant. The liquidity covenant requires that the sum of (i) the amount of the Company’s unrestricted cash on deposit in the bank, plus (ii) the Company’s eligible accounts receivable, divided by (iii) the amount outstanding under the loan agreement be at all times equal to 2.0 or higher. The liquidity covenant is only applicable if the loan is drawn down. The Company also entered into a private equity line financing agreement with Ralph Ungermann, Executive Chairman of the Company’s Board of Directors, under which the Company may require Mr. Ungermann to purchase up to $1 million of our common stock at a purchase price of $0.31 per share during the period from April 14, 2003 through April 13, 2004. The Company may draw down funds under the private equity line financing agreement up to four times during the 12-month term of the agreement, with each draw for a minimum of $250,000.

     In April 2003 the Company also signed an agreement with its landlord to terminate the Company’s lease for its Santa Clara, California headquarters and executed a new lease that will reduce annual rental expense and cash payments by approximately $900,000 for each of the next five years.

     The Company has experienced significant net operating losses since inception. In the three months ended March 31, 2003, the Company incurred losses of $2.1 million and used $1.2 million of cash in its operating activities. In the comparable period of 2002, the Company incurred net losses of $1.7 million and used $1.8 million of cash in its operating activities. Management currently expects that operating losses and negative cash flows will continue for the foreseeable future and that the Company’s existing cash and investments, together with the funds provided pursuant to its credit facility with its bank and the financing agreement with Ralph Ungermann are adequate to fund the Company’s operations through the first quarter of 2004. However, the Company’s cash requirements depend on several factors, including the rate of market acceptance of its products and services, the ability to expand and retain its customer base and other factors. If the Company fails to achieve its planned revenue or expense targets, management believes that it has the plans, intent and ability to curtail capital and operating spending to ensure that cash and investments will be sufficient to meet the Company’s cash requirements through March 31, 2004.

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

     In the three months ended March 31, 2003, cash used in operating activities totaled $1.2 million, compared to $1.7 million in the three months ended March 31, 2002. The decrease was primarily due to the increase in accounts payable and accrued liabilities and decrease in accounts receivable and other assets.

     Cash used in investment activities totaled $133,000 for the three months ended March 31, 2003, primarily used in acquisition of property and equipment. Cash provided by investment activities totaled $1.6 million for the three months ended December 31, 2002, primarily consisted of $1.8 million of net sales and maturities of short-term investments, partially offset by the acquisition of property and equipment.

     As of March 31, 2003, our contractual obligation and other commitments were as follows:

		For the Remaining
		Nine Months Ending		Years Ending
		December 31,		December 31,

Contractual obligation	Total	2003	2004	2005	After 2005

Operating leases	$10,284,885	$1,213,974	$1,567,251	$1,575,660	$5,928,000
License payable	300	113	150	37	—

Total contractual cash obligation	$10,285,185	$1,214,087	$1,567,401	$1,575,697	$5,928,000

     New Accounting Pronouncements.

     In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123” (SFAS 148). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the annual disclosure provisions of SFAS 148 and the interim disclosure provisions for financial reports for the quarter ending March 31, 2003. As the adoption of this standard involves disclosures only, the Company does not expect any impact on its consolidated financial position, results of operations or cash flows.

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

     The Company has incurred operating losses in each quarter since it commenced operations in 1993. The Company expects to continue to devote substantial resources to its research and development and sales and marketing activities. As a result, the Company expects that it will continue to incur operating losses for the foreseeable future. The Company’s revenue decreased from $27.7 million for the year ended December 31, 2001, to $24.4 million for the year ended December 31, 2002, while its net loss decreased from $31.6 million for the year ended December 31, 2001 to $24.3 million for the year ended December 31, 2002. At March 31, 2003, the Company had an accumulated deficit of $113.7 million.

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

     The Company has experienced in the past, and is likely to experience in the future, fluctuations in revenue, gross margin and operating results. Various factors could contribute to the fluctuations in revenue, gross margin and operating results in the future, including the Company’s:

•	success in developing our rich media Web conferencing business and in developing, introducing and shipping new products and product enhancements, particularly for Click to Meet(TM) product family including the Click to Meet Conference Server;

•	success in accurately forecasting demand for new orders that may have short lead-times before required shipment, product mix, percentage of revenue derived from original equipment manufacturers, or OEMs, versus distributors or resellers;

•	new product introductions and price reductions by competitors;

•	results from strategic collaborations;

•	use of OEMs, distributors, resellers, and other third parties;

•	ability to attract, retain and motivate qualified personnel;

•	research and development efforts and success; and

•	selling, general and administrative expenditures.

     Additionally, the Company’s operating results may vary significantly depending on a number of factors that are outside of its control. Further, a significant portion of the Company’s expenses are fixed. The Company has made significant progress in reducing its operating expenses in the last fiscal year and during the first quarter of 2003 and expects that operating expenses will decrease in the future due to continued expense reduction measures. However, to the extent that operating expenses are not reduced and to the extent that revenue or gross margin cannot be increased, the Company’s business, financial condition and results of operations would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter, as at times in past quarters, the Company’s results of operations will be below the expectations of public market analysts and investors, resulting in a negative impact on the Company’s common stock price.

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

     The Company’s success depends in part on the market’s acceptance of rich media Web conferencing services and the Company’s products, including Click to Meet and the MCU. Potential end-users must accept video applications as a viable alternative to face-to-face meetings and conventional classroom-based learning. New applications, such as the use of video conferencing in marketing, selling and manufacturing, are still in the development stage. The Company’s contracts with telecommunications service providers to provide video and Web conferencing solutions are in the early stage and only recently has the Company received significant revenue from this market segment. If rich media, Web conferencing and broadband video services fail to achieve broad commercial acceptance or if such acceptance is delayed, the Company’s business, financial condition and results of operations will be materially adversely affected. The Company anticipates that growth in the foreseeable future will come from the sale of its Click to Meet and MCU products and services. Broad market acceptance of these products and services is therefore critical to the Company’s operating success.

The Company faces potential delisting from The Nasdaq SmallCap Market. If delisting occurs, the market price and market liquidity of the Company’s common stock would be materially affected.

     The Company’s common stock currently is listed on The Nasdaq SmallCap Market. Pursuant to its rules, The Nasdaq National Market delisted the Company’s shares from the Nasdaq National Market based on the shares trading below $1.00 per share on The Nasdaq National Market for a period of 30 consecutive trading days. On September 9, 2002, the Company’s shares began trading on The Nasdaq SmallCap Market. In October 2002, the Company received a letter from Nasdaq advising it that the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days by March 26, 2003 in order to continue trading on the Nasdaq SmallCap Market, subject to appeal by the Company. On March 26, 2003, the last sale reported on The Nasdaq SmallCap Market for the Company’s stock was at $.32. On April 1, 2003, the Company received an additional letter from Nasdaq advising that, based on recent Nasdaq modifications to the bid price rules, it would be granted an additional 90 calendar day period within which to remedy the bid price deficiency. To demonstrate compliance with the minimum bid price requirement, the Company is required to demonstrate a closing bid price of at least $1.00 per share on or before June 30, 2003, and immediately thereafter, a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. On May 13, 2003, the last sale reported on the Nasdaq SmallCap Market for the Company's common stock was at $.66.

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

     We believe the Company has adequate cash and access to cash to meet its anticipated working capital and capital expenditure requirements through the first quarter of 2004. However, the Company may need to raise additional funds through debt sources and/or the issuance of equity securities in the future. If additional funds are raised through the issuance of equity securities, the percentage ownership of existing stockholders of the Company will be reduced, stockholders may experience additional dilution, and the new equity securities may have rights, preferences or privileges senior to those of the holders of the Company’s common stock. Additional financing may not be available when needed or on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, it could have a material adverse effect on the Company’s business, financial condition and operating results. The Company may be required to delay, scale back or eliminate some or all of its development programs for its products and may be unable to take advantage of future opportunities or respond to competitive pressures.

The Company has a history of generating a large percentage of its revenue at the end of each quarterly accounting period.

     Due to the way that many customers in the Company’s target markets allocate and spend their budgeted funds for acquisition of the Company’s products and other products, a large percentage of the Company’s business is booked at the end of each quarterly accounting period. Because of this, the Company may not be able to reliably predict order volumes. If the Company is unable to ship its customer orders on time, there could be a material adverse effect on the Company’s results of operations.

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

The Company expects to rely on a limited number of large customers for its revenue in the future. Losing one or more of these customers may adversely affect the Company’s future revenue.

     The Company depends on a limited number of large end-user customers for a significant portion of its revenue which has resulted in, and may in the future result in, significant fluctuations in quarterly revenue. The Company expects that revenue from the sale of products to large resellers and telecommunications service providers will continue to account for a significant percentage of its revenue in any particular quarter for the foreseeable future. Additionally, a significant portion of the Company’s sales of video conferencing products has historically been to government agencies, such as military and educational institutions, or to third parties using the Company’s products on behalf of government agencies. Government customers are often subject to budgetary pressures and may from time to time reduce their expenditures and/or cancel orders. The loss of any major customer, or any reduction or delay in orders by a customer, or the failure of the Company or its distribution partners to market the Company’s products successfully to new customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Because sales of some of the Company’s products require a lengthy sales effort and implementation cycle, revenue may be unpredictable, and the Company’s business may be harmed.

     Sales of some of the Company’s products have required and will continue to require an extended sales effort. For some projects, the period from an initial sales call to an end-user agreement can range from six to twelve months and can be longer. Therefore, the timing of revenue recognition, as well as related cash receipts, may be unpredictable. A lengthy delay in booking orders, obtaining payment and recognizing revenue could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

     The Company’s ability to compete successfully is also dependent upon the continued compatibility and interoperability of its products with products and architectures offered by other vendors. The Company’s business, financial condition and results of operations and cash flows would be materially adversely affected if it were unable in a timely manner to comply with evolving industry standards or to address compatibility issues. In addition, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company’s existing product offerings. The announcement of product enhancements or new product or service offerings could cause customers to defer purchasing the Company’s products. In addition, the Company has experienced delays in the introduction of new products in the past and may experience additional delays in the introduction of products currently under development or products developed in the future. The failure of the Company to successfully introduce new products, product enhancements or services on schedule or in time to meet market opportunities, or customer delays in purchasing products in anticipation of new product introductions or because of changes in industry standards, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

     The Company does not rely on patent protection for its products, and does not hold any patents, although it has filed patent applications relating to tunneling technology and the initiation and support of video conferencing using instant messaging. This patent application may not be approved, however, and even if issued by the United States Patent and Trademark Office, it may not give the Company an advantage over competitors. The Company’s adherence to industry-wide technical standards and specifications may limit its opportunities to provide proprietary product features. The Company currently licenses certain technology from third parties and plans to continue to do so in the future. The commercial success of the Company will depend, in part, on its ability to continue to obtain licenses to use third-party technology in its products.

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

     The Company currently purchases critical components for some of its products from single suppliers and relies on several vendors to manufacture certain of its products. If one or more of these manufacturers experiences quality control or other problems, product shipments by the Company may be delayed. The Company does not have long-term agreements with suppliers, and its current suppliers are not obligated to provide components to the Company for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Qualifying additional suppliers is a time consuming and expensive process, and there is a greater likelihood of problems arising during a transition period to a new supplier. If the Company is required to find replacements for its manufacturers or suppliers, this could result in short-term cost increases and delays in delivery, which could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company may not be able to continue to negotiate arrangements with its existing, or any future, manufacturers or suppliers on terms favorable to the Company.

The Company faces additional risks from its international operations.

     The Company’s international business involves a number of risks that could adversely affect its operating results or contribute to fluctuations in those results. The Company’s revenue from international sales represented 49% of its total revenue in the three months ended March 31, 2003 and 32% and 21%, respectively, of its total revenue in the fiscal years ended December 31, 2002 and 2001, respectively. The Company intends to seek opportunities to expand its product and service offerings into additional international markets, although the Company may not succeed in developing localized versions of its products for new international markets or in marketing or distributing products and services in those markets.

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

     The Company’s international business also involves a number of other difficulties and risks, including risks associated with:

•	changing economic conditions and political instability in foreign countries;

•	export restrictions and export controls relating to the Company’s technology;

•	compliance with existing and changing regulatory requirements;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing international operations ;

•	longer payment cycles and problems in collecting accounts receivable;

•	software piracy;

•	seasonal reductions in business activity in Europe and certain other parts of the world during the summer months; and

•	potentially adverse tax consequences.

Control by Insiders

     As of March 31, 2003, the Company’s executive officers, directors and their affiliates beneficially owned approximately 6.2 million shares, or approximately 13%, of the outstanding shares of the Company’s common stock. As a result, these persons may have the ability to effectively control the Company and direct its affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of these stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of common stock.

The spread of SARS may harm our sales in Asia

     The threat of severe acute respiratory syndrome (SARS) has increased fears and anxiety in a number of Asian countries as well as the United States. This fear and anxiety, along with the ongoing efforts taken by a number of countries to control the spread of SARS, may have a material adverse effect on commerce in Asia and in other parts of the world. Sales to customers in Asia accounted for approximately 78% of our revenue in the period ended March 31, 2003. Any significant reduction in commerce in Asia and between companies with operations in Asia may have a material adverse effect on our revenue and operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s market risk exposures as set forth in its Annual Report on Form 10-K for the year ended December 31, 2002, have not materially changed.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In April 1999, several purported class action suits were filed in the United States District Court for the Northern District of California alleging violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company’s reporting of its financial results for the period ended December 31, 1998. The court dismissed these actions without leave to amend on February 14, 2000 and the plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal was taken under submission by the court of Appeals following the filing of briefs by the parties and the presentation of oral argument on July 11, 2001. On March 15, 2002, the Court of Appeals affirmed the district court’s judgment. On March 28, 2002 the plaintiffs filed a Petition for Rehearing in the Ninth Circuit. On April 5, 2002, the Ninth Circuit denied the plaintiff’s Petition for a Rehearing. On December 12, 2002, the plaintiffs filed in the Ninth Circuit a Motion to Recall the Mandate. On January 7, 2003, the Ninth Circuit denied the motion.

     On May 1, 2002, the Company received notice that Clover Technologies, Inc. (“Clover”) submitted a claim to the American Arbitration Association initiating an arbitration proceeding claiming that Clover is entitled to compensation from the Company for allegedly defective video access nodes (“VANS”) supplied by the Company to Clover. The Company filed an answer to Clover’s demand for arbitration, denying all material allegations and claims, on May 30, 2002. Since filing a demand for arbitration against the Company, Clover has specified that its claim is for damages totaling in excess of $2.7 million, based on claims that certain of the VANS which Clover purchased for resale to its customers were defective. The purchase arises out of a written agreement between the Company and Clover, dated June 22, 1998. Clover sought damages based on claims for alleged breach of express and implied warranties, in the amount purportedly paid for replacement products, plus unspecified incidental and consequential damages. The Company’s insurer retained counsel to defend the Company in this matter. The Company has responded to the arbitration demand by denying all material allegations. An arbitration hearing before the American Arbitration Association was scheduled for April 7, 2003 through April 14, 2003 in Santa Clara, California. Prior to that date, the parties held a mediation session on March 31, 2003 and agreed to a settlement of this matter. The Company’s insurance carrier provided for the cost of defense and settlement of this matter.

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

Item 2. Changes in Securities.

     On April 3, 2003, the Company entered into a term loan facility agreement with its bank that allows the Company to borrow up to $3.0 million at any time prior to December 31, 2003. Funds drawn under the facility will be recorded as a term loan fully amortized over a three-year period with an interest rate equal to the bank’s prime rate plus 2.25%, with a floor at 6.5%. The Company paid a $22,500 commitment fee at the closing and is subject to a commitment fee of 0.25% per annum on any unused borrowings. In connection with the term loan facility, the Company agreed to issue a five-year warrant to the bank to purchase up to 281,250 shares of the Company’s common stock at an exercise price of $0.32 per share. The term loan will be secured by all of the Company’s assets, including intellectual property rights, and requires that the Company maintain cash deposits at the bank of not less than $2.9 million and adhere to a liquidity covenant. The liquidity covenant stipulates that the sum of (i) the amount of the Company’s unrestricted cash on deposit in the bank, plus (ii) the company’s eligible accounts receivable, divided by (iii) the amount outstanding under the term loan facility, be at all times equal to 2.0 or higher. The liquidity covenant is only applicable if the loan is drawn down.

     On April 11, 2003, the company signed an agreement with its landlord to terminate the lease of its 48,000 square foot Santa Clara, California headquarters facility and concurrently executed a new lease for approximately 19,700 square feet of space in Redwood City, California. For the period May through December 2003 lease payments under the new lease will total approximately $452,000 compared to $1.0 million for the same period under the terms of the prior lease. For the five-year period from January 2004 through December 2008, payments under the new lease will aggregate approximately $3.7 million compared to $8.2 million that would have been paid under the prior lease. As compensation for the early termination of the lease, the Company agreed to issue warrants to the lessor for the purchase of up to two million shares of the Company’s common stock. The warrants will have a five-year life and an exercise price of $0.27 per share. The Company occupied the new office space in early May 2003.

     On April 14, 2003, the Company entered into a private equity line of financing agreement with Ralph Ungermann, Executive Chairman of the Board of Directors of the Company. Under this agreement, the Company may sell up to $1 million of the Company’s common stock to Mr. Ungermann at a purchase price of $0.31 per share (up to 3,225,806 shares) during the period from April 14, 2003 through April 13, 2004. The Company may draw down funds under the private equity line financing agreement up to four times during the 12-month term of the agreement, with each draw for a minimum of $250,000. Common stock sold to Mr. Ungermann pursuant to this agreement will be issued on a private placement basis pursuant to an exemption from registration under Section 4(2)

of the Securities Act of 1933. As compensation for the agreement, the Company issued to Mr. Ungermann a warrant with a five-year term exercisable for up to 300,000 shares of the Company’s stock at an exercise price equal to $0.38 per share, 125% of the fair market value of the Company’s common stock as measured on the date of issuance of the warrant. The Company has agreed to provide registration rights with respect to any shares of the Company’s common stock issued under the equity line of financing agreement and issued upon exercise of the warrant.

     The parties intended the above private placements to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Regulation D promulgated thereunder. Each of the investors represented that they were an accredited investor and that the investor’s intention was to acquire the securities for investment only and not with a view to distribution thereof. An appropriate legend was affixed to each warrant issued in the above private placements and will be placed on any Common Stock certificates issued under the private equity line of financing agreement. Each investor was knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the Company or had adequate access, through the investor’s business relationship with the Company, to information about the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Ownership and Merger, effective August 3, 1998(2)

3.3	Certificate of Designation of Series A Convertible Preferred Stock (3)

3.4	Amended Bylaws of the Registrant(1)

3.5	Certificate of Ownership and Merger, effective February 5, 2001(4)

3.6	Certificate of Amendment of Restated Certificate of Incorporation filed on June 19, 2001(4)

4.1	Specimen Common Stock Certificate (2)

4.2	Specimen Series A Convertible Preferred Stock Certificate (3)

4.3	Warrant to purchase 2,614,377 shares of the Company’s Common Stock, dated May 7, 2001, issued by the Company to PictureTel Corporation (5)

4.4	Warrant to purchase 850,000 shares, subject to adjustment, of the Company’s Common Stock, dated June 8, 2000 issued by the Company to Vulcan Ventures Incorporated (3)

4.6	Warrant to purchase the Company’s Common Stock, dated April 12, 2002, issued by the Company to the purchasers and in the amounts as set forth on Schedule A attached thereto (6)

4.7	Registration Rights Agreement, dated April 12, 2002, by and among the Company and each of the purchasers listed therein (6)

4.8	Registration Rights Agreement, dated June 8, 2000, between the Company and Vulcan Ventures Incorporated (3)

4.9	Warrant to purchase 300,000 shares of the Company’s Common Stock, dated April 14, 2003, issued by the Company to Ralph Ungermann

4.10	Warrant to purchase 281,250 of the Company’s Common Stock, dated April 3, 2003, issued by the Company to Silicon Valley Bank

10.46	Lease Agreement dated March 10, 2003 for 3200 Bridge Parkway, Redwood City, California between the Company and Westport Joint Venture

10.47	Equity Line of Credit Agreement, dated April 14, 2003 between the Company and Ralph Ungermann

10.48	Line of Credit Agreement, dated April 3, 2003 between the Company and Silicon Valley Bank

10.49	Lease Agreement between White Pine Software and Nash-Tamposi Limited Partnership, Five N Associates, dated May 15, 1996

10.50	Amendment No. 5 to Lease Agreement between Company and John Arrillaga and Richard T. Peerey, dated March 10, 2003

24.1	Power of Attorney (included on signature page)

99.1	Certification, dated May 15, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

Notes to Exhibits

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-38755).
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 11, 1998 (File No. 000-23305).
(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2000 (File No. 000-23305).
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2001 (File No. 000-23305).
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001 (File No. 000- 23305).
(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-88058), as filed on May 10, 2002.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed in the first quarter of 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	FIRST VIRTUAL COMMUNICATIONS, INC.

	By:	/s/ Truman Cole Truman Cole Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

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

Dated: May 15, 2003
/s/ Jonathan Morgan Jonathan Morgan President and Chief Executive Officer

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

Dated: May 15, 2003
/s/ Truman Cole Truman Cole Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Ownership and Merger, effective August 3, 1998(2)

3.3	Certificate of Designation of Series A Convertible Preferred Stock(3)

3.4	Amended Bylaws of the Registrant(1)

3.5	Certificate of Ownership and Merger, effective February 5, 2001(4)

3.6	Certificate of Amendment of Restated Certificate of Incorporation filed on June 19, 2001(4)

4.1	Specimen Common Stock Certificate (2)

4.2	Specimen Series A Convertible Preferred Stock Certificate (3)

4.3	Warrant to purchase 2,614,377 shares of the Company’s Common Stock, dated May 7, 2001, issued by the Company to PictureTel Corporation (5)

4.4	Warrant to purchase 850,000 shares, subject to adjustment, of the Company’s Common Stock, dated June 8, 2000 issued by the Company to Vulcan Ventures Incorporated (3)

4.6	Warrant to purchase the Company’s Common Stock, dated April 12, 2002, issued by the Company to the purchasers and in the amounts as set forth on Schedule A attached thereto (6)

4.7	Registration Rights Agreement, dated April 12, 2002, by and among the Company and each of the purchasers listed therein (6)

4.8	Registration Rights Agreement, dated June 8, 2000, between the Company and Vulcan Ventures Incorporated (3)

4.9	Warrant to purchase 300,000 shares of the Company’s Common Stock, dated April 14, 2003, issued by the Company to Ralph Ungermann

4.10	Warrant to purchase 281,250 of the Company’s Common Stock, dated April 3, 2003, issued by the Company to Silicon Valley Bank

10.46	Lease Agreement dated March 10, 2003 for 3200 Bridge Parkway, Redwood City, California between the Company and Westport Joint Venture

10.47	Equity Line of Credit Agreement, dated April 14, 2003 between the Company and Ralph Ungermann

10.48	Line of Credit Agreement, dated April 3, 2003 between the Company and Silicon Valley Bank

10.49	Lease Agreement between White Pine Software and Nash-Tamposi Limited Partnership, Five N Associates, dated May 15, 1996

10.50	Amendment No. 5 to Lease Agreement between Company and John Arrillaga and Richard T. Peerey, dated March 10, 2003

24.1	Power of Attorney (included on signature page)

99.1	Certification, dated May 15, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

EXHIBIT INDEX Continued

Notes to Exhibits

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-38755).
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 11, 1998 (File No. 000-23305).
(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2000 (File No. 000-23305).
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2001 (File No. 000-23305).
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001 (File No. 000-23305).
(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-88058), as filed on May 10, 2002.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed in the first quarter of 2003.