Form 10-Q
period 2003-09-30
FIRST VIRTUAL COMMUNICATIONS INC
filed 2003-11-14
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

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

     The number of shares of Common Stock outstanding as of November 13, 2003 was 14,511,311.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 4.11
EXHIBIT 4.12
EXHIBIT 4.13
EXHIBIT 4.14
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 10.54
EXHIBIT 10.55
EXHIBIT 10.56
EXHIBIT 10.57
EXHIBIT 10.58
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

First Virtual Communications, Inc.
Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

First Virtual Communications, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data; unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$6,487	$8,352
Short-term investments	86	83
Accounts receivable, net	2,408	4,080
Inventory, net	—	613
Prepaids and other current assets	992	406

Total current assets	9,973	13,534
Property and equipment, net	1,109	2,197
Other assets	776	293
Intangible assets, net	3,374	3,736

	$15,232	$19,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,404	1,192
Current portion of long-term debt	1,000	—
Accrued liabilities	6,015	5,139
Deferred revenue	4,602	6,656

Total current liabilities	13,021	12,987
Long-term debt, net of current portion	1,750	—
Stockholders’ equity:
Convertible Preferred Stock, $.001 par value; 5,000,000 shares authorized; 27,437 shares issued and outstanding, respectively	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 8,135,982 and 6,686,036 shares issued and outstanding, respectively	40	40
Additional paid-in capital	119,331	118,531
Accumulated other comprehensive loss	(310)	(210)
Accumulated deficit	(118,600)	(111,588)

Total stockholders’ equity	461	6,773

	$15,232	$19,760

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data; unaudited)

	Three months ended		Nine months ended

	September 30,		September 30,

	2003	2002	2003	2002

Revenue
Software	$3,416	$2,052	$10,074	$8,050
Product	311	2,956	1,698	7,865
Support service	1,647	1,129	4,873	3,467

Total revenue	5,374	6,137	16,645	19,382
Cost of revenue
Software	238	95	681	438
Product	169	1,549	586	5,329
Support service	529	395	1,491	1,273

Total cost of revenue	936	2,039	2,758	7,040

Gross profit	4,438	4,098	13,887	12,342

Operating expense:
Research and development	2,043	2,346	6,925	7,534
Sales and marketing	2,863	2,618	8,234	6,908
General and administrative	1,472	2,784	4,842	7,845
Other non-recurring charges	—	—	838	—

Total operating expense	6,378	7,748	20,839	22,287

Operating loss	(1,940)	(3,650)	(6,952)	(9,945)
Other income (expense), net	(52)	40	(59)	132
Minority interest in consolidated subsidiary	—	(17)	—	—

Net loss	$(1,992)	$(3,627)	$(7,011)	$(9,813)

Basic and diluted net loss per share	$(0.24)	$(0.45)	$(0.86)	$(1.31)
Shares used in computing basic and diluted net loss per share	8,136	8,055	8,112	7,497

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(7,011)	$(9,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,543	2,372
Provision for returns and doubtful accounts	58	281
Provision for inventory	24	1,000
Loss on disposal of fixed assets	351	—
Loss on closure of FVC India	9	—
Other	(95)	(189)
Changes in assets and liabilities
Accounts receivable	1,159	202
Inventory	589	814
Prepaid expenses and other assets	(343)	(362)
Accounts payable	212	(1,086)
Accrued liabilities	(502)	(493)
Deferred revenue	(148)	3,051

Net cash used in operating activities	(4,154)	(4,223)

Cash flows from investing activities:
Acquisition of businesses	(132)	(437)
Acquisition of property and equipment	(391)	(494)
Proceeds from sales of short-term investments, net	—	1,852

Net cash provided by (used in) investing activities	(523)	921

Cash flows from financing activities:
Proceeds from issuance of common stock, net	62	5,022
Proceeds from drawdown of term loan	3,000	—
Payment on long term debt	(250)	—

Net cash provided by financing activities	2,812	5,022

Net increase (decrease) in cash and cash equivalents	(1,865)	1,720
Cash and cash equivalents at beginning of period	8,352	6,946

Cash and cash equivalents at end of period	$6,487	$8,666

See accompanying notes to condensed consolidated financial statements.

First Virtual Communications, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

     First Virtual Communications, Inc. (the “Company”) has prepared the accompanying financial data for the quarterly period ended September 30, 2003 pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

     In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2003, consolidated results of operations for the three and nine months ended September 30, 2003 and 2002, and consolidated cash flow activities for the nine months ended September 30, 2003 and 2002.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

     The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

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

Concentrations of credit risk

     Revenue during the three and nine months ended September 30, 2003 and 2002 and accounts receivable as of September 30, 2003 and December 31, 2002 of customers comprising more than 10% of revenue or receivable are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenue:
Company A	30%	—	18%	—
Company B	—	24%	—	—
Company C	—	—	—	10%
Company D	—	—	—	10%

	September 30,	December 31,
	2003	2002

Accounts receivable:
Company A	27%	—
Company E	—	20%

2. Stock Based Compensation

     As of September 30, 2003, the Company maintained stock option plans under which the Company may grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. The Company has chosen to account for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

     The following table illustrates the effect on net income and earnings per share during the three and nine months ended September 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net Loss	$(1,992)	$(3,627)	$(7,011)	$(9,813)

Add: Stock-based employee compensation expense included in reported net income	—	4	8	39
Deduct: Total stock based employee compensation expense determined pursuant to SFAS 123	(286)	(738)	(916)	(1,080)

Pro forma net loss	$(2,278)	$(4,361)	$(7,919)	$(10,854)

As reported net loss per share (basic and diluted)	$(0.24)	$(0.45)	$(0.86)	$(1.31)

Pro forma net loss per share (basic and diluted)	$(0.28)	$(0.54)	$(0.98)	$(1.45)

     In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123” (SFAS 148). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the annual disclosure provisions of SFAS 148 and adopted the interim disclosure provisions for financial reports beginning with the quarter ended December 31, 2002.

     The weighted-average estimated grant-date fair value of options granted under the Company’s various stock option plans was $0.88 and $1.23, respectively, during the three months ended September 30, 2003 and 2002, and $0.82 and $1.95, respectively, during the nine months ended September 30, 2003 and 2002. The fair value of each stock option on the date of grant was determined using the Black-Scholes model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Risk-free interest rate	2.5%	3.0%	2.5%	3.0%
Volatility	113%	113%	113%	113%
Option term (in years)	5	5	5	5
Dividend yield	0.0%	0.0%	0.0%	0.0%

     On July 25, 2003, the Company offered a voluntary employee stock option exchange program to its employees and members of its board of directors. Under the exchange offer, eligible employees and members of the board of directors had the opportunity to exchange their outstanding stock options for new options to be granted under the Company’s 1999 Equity Incentive Plan and 1997 Equity Incentive Plan, pursuant to the terms of the replacement option agreements between the Company and its employees and members of the board of directors. Under the exchange offer, all outstanding options were eligible options. The replacement options will represent an option to purchase one share of the Company’s common stock for each option to purchase three shares of the Company’s common stock exchanged; provided, however, that under the exchange offer, options granted in the six-month period immediately preceding the offer date that were cancelled due to the participation in the offer will be replaced by the same number of replacement options. The replacement options will be granted on the replacement grant date, February 23, 2004 and will have an exercise price at least equal to the fair market value of First Virtual Communications’ common stock on that date. The new options will vest in equivalent monthly increments over a 24 month period commencing with the replacement grant date. Replacement options granted to employees located outside the United States may be subject to different vesting and other terms than those described above.

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

     In July 2002, the Company acquired the remaining 48% interest of FVC.COM (UK) Ltd. in a transaction accounted for as a purchase business combination. The purchase price was comprised of cash consideration of $437,000, including direct acquisition costs of $178,000 for legal and consulting fees. Contingent on certain events, the purchase price further increased by $35,000 based on (1) a percentage of the gross profit of the United Kingdom sales territory for the period from June 1, 2002 to December 31, 2002 and (2) the results of collection of certain receivables outstanding as of the acquisition date. Subsequent to the year ended December 31, 2002, the Company fully collected the residual balance of the receivables as of the acquisition date. In the quarter ended March 31, 2003, the purchase price increased by $98,000, for a total final cash consideration of $570,000. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. At the acquisition date, the book value of the assets and liabilities acquired approximated fair value. As a result, the purchase price was allocated to goodwill. In the second quarter of 2003, the Company made the aggregate additional consideration payment of $132,000.

4. Non-recurring Charges

     During the nine months ended September 30, 2003, the Company incurred $838,000 of non-recurring charges related to the relocation of the Company’s California office from Santa Clara to Redwood City and the closure of the Company’s India operations. The company incurred no non-recurring charges during the three months ended September 30, 2003 and 2002.

     The non-recurring charges for the nine months ended September 2003 and 2002 were as follows (in thousands):

	For the Nine Months Ended
	September 30,

	2003	2002

Relocation costs
Fixed assets retirement	$350	$—
Refurbishment cost	259	—
Moving costs	69	—
Total relocation costs	678	—

Closure of India operations	160	—

	$838	$—

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

     The Company regularly monitors and evaluates the realizable value of its marketable securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, the Company records a charge to investment income (expense). At September 30, 2003, all short-term investments have been classified as “available-for-sale securities.”

     Marketable securities are comprised as follows (in thousands):

	September 30,	December 31,
	2003	2002

Certificate of deposit	$70	$70
Equity securities	16	13

	$86	$83

     As of September 30, 2003, the Company’s available-for-sale securities had contractual maturities of less than one year. Available- for-sale securities are comprised as follows at September 30, 2003 and December 31, 2002 (in thousands):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

September 30, 2003
Equity securities	$164	$13	$(161)	$16
Debt securities	70	—	—	70

Total	$234	$13	$(161)	$86

December 31, 2002
Equity securities	$164	$3	$(154)	$13
Debt securities	70	—	—	70

Total	$234	$3	$(154)	$83

6. Inventory

     Inventories as of September 30, 2003 and December 31, 2002 were (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$—	$266
Finished goods	—	347

Total inventory	$—	$613

     The Company notified its customers in May 2003 that it will no longer offer legacy ATM hardware products. All remaining inventory of those products have been written off and the Company intends to dispose of those products by the end of 2003.

7. Net Loss Per Share

     Basic loss per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, such as shares of unvested restricted common stock. Diluted loss per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding.

     As a result of the losses incurred by the Company for the three and nine months ended September 30, 2003 and 2002, all potential common shares were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods.

     The following table summarizes securities outstanding that were not included in the calculations of diluted net loss per share for the three and nine months ended September 30, 2003 and 2002, since their inclusion would be anti-dilutive (in thousands):

	Three and Nine Months Ended
	September 30,

	2003	2002

Common stock options	2,135	2,356
Common stock warrants	1,890	1,383
Convertible preferred stock	867	855

     The common stock warrants are exercisable at $1.35 to $32.65 per share and expire at various times from June 8, 2005 through September 28, 2008. The stock options outstanding at September 30, 2003 had a weighted average exercise price per share of $7.09 and expire beginning in June 2004 through September 2013.

8. Warranties

     The Company primarily sells software products. We provide for future warranty costs upon product delivery or from the purchase date. The specific terms and conditions of those warranties vary depending upon the product sold, the country in which the customers are located and agreements we have with various customers.

     Software products generally carry a 90-day warranty on the software media from the date of delivery or purchase. Otherwise, software products are sold on an as-is basis. Longer warranty periods may be provided on a contract-by-contract basis and are limited. Our liability under these warranties is to replace defective media and in some cases to provide a corrected copy of any portion of the software found not to be in substantial compliance with the published specifications in the product documentation. In such cases, if the Company is unable to make the products conform with published specifications, the Company may be obligated to refund the amount actually paid by customers.

     Factors that affect our warranty liability include the number of units sold, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability if necessary. The Company has gone through the transition from being primarily a hardware-based company to a software-based company, subsequent to the acquisition of CUseeMe Networks on June 19, 2001, and has discontinued offering hardware products to the marketplace other than products currently in fully reserved inventory, which the Company expects will be disposed of by the end of 2003.

     Changes in our warranty liability, which is included as a component of “Accrued liabilities” on the Consolidated Balance Sheet, during the nine months ended September 30, 2003 were as follows (in thousands):

Beginning balance as of December 31, 2002	$428
Provision for warranty liability	123
Settlement made under warranty	(179)
Reduction to warranty reserve	(149)

Ending balance as of September 30, 2003	$223

9. Comprehensive Loss

     Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

     Components of accumulated other comprehensive loss consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Foreign currency translation	$(162)	$(59)
Unrealized loss on marketable securities, net of income taxes	(148)	(151)

	$(310)	$(210)

     Comprehensive losses for the three and nine-month periods ended September 30, 2003 and 2002 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net Loss, as reported	$(1,992)	$(3,627)	$(7,011)	$(9,813)

Cumulative translation adjustment	(57)	(89)	(103)	(171)
Unrealized gain (loss) on marketable securities, net of income taxes	10	(8)	3	(103)

Comprehensive loss	$(2,039)	$(3,724)	$(7,111)	$(10,087)

10. Litigation

     On February 11, 2003, the Company received an adversarial complaint filed by Visitalk.com in connection with Visitalk.com’s reorganization proceedings in the United States Bankruptcy Court District of Arizona, alleging that CUseeMe Networks, which was acquired by the Company on June 19, 2001, breached a 1999 Strategic Partnership Agreement and sought damages of $435,000. In April, the Company responded to the complaint with a Motion to Stay Proceedings and to compel Matter to Proceed to Arbitration. In June 2003, the parties reached a mutual agreement to dismiss the adversarial action with prejudice, exchange a mutual general release of all claims and waive attorney’s fees and costs. The parties have executed a formal settlement agreement which will not become effective until approved by the Bankruptcy Court.

11. New Accounting Pronouncements

     In May 2003, the Financial Accounting Standard Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The impact of the effective provisions of SFAS No. 150 has not had a material impact on the Company’s financial statements. The Company continues to assess the possible impact of potential changes to this pronouncement as and when they are announced.

12. Subsequent Events

     On September 30, 2003, the Company entered into an Equity Investment Agreement with Net One Systems Co., Ltd. (“Net One”). Pursuant to the agreement, Net One was authorized to return approximately $1.5 million of products previously purchased from the Company, net of $75,000 of expenses, in exchange for shares of common stock of the Company. The Company had not recognized these prior shipments as revenue, but had recorded the transactions as deferred revenue. On October 8, 2003, the Company issued 642,921 shares of the Company’s common stock to Net One at $2.45 per share as consideration for the returned products. The $112,000 cost of the products to be returned was recorded as a charge to cost of revenue.

     On November 7, 2003, the Company entered into definitive agreements to sell approximately 5.7 million shares of common stock in a private placement with institutional investors, priced at $1.79 per share. The transaction closed on November 12, 2003, resulting in gross proceeds to the Company of approximately $10.3 million, or approximately $9.3 million net of placement fees and expenses. Investors in the private placement also received warrants to purchase up to 2.9 million shares of common stock at an exercise price of $1.79 per share. The warrants have a five year life.

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

     In addition to the historical information contained in this Quarterly Report, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends” and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the Company’s variability of operating results, market acceptance of rich media web conferencing technology, rich media web conferencing and collaboration technology dependence on IP-based networks and other technologies, the Company’s potential inability to maintain business relationships with telecommunications carriers, distributors and suppliers, rapid technological changes, competition and consolidation in the web conferencing industry, the Company’s ability to satisfy the continued listing requirements of the Nasdaq SmallCap market, the importance of attracting and retaining personnel, management of the Company’s growth, cost pressures in the web conferencing industry, dependence on key employees, and other risk factors set forth below and described in this Quarterly Report on Form 10-Q and in other documents the Company files with the SEC. The Company assumes no obligation to update any forward-looking statements contained herein. The Company’s expectations and the events, conditions and circumstances on which these forward-looking statements are based, may change.

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

     In the three and nine months ended September 30, 2003, the Company recorded $5.4 million and $16.6 million in revenue, respectively, a decrease of 12% and 14% compared to the same periods of the previous year. The Company derived its revenue in the three and nine months ended September 30, 2003 and fiscal 2002 from sales to distributors, original equipment manufacturers, or OEMs, value-added resellers, or VARS, federal government agencies, enterprise customers and telecommunications service providers.

     The following table summarizes the percentage of total revenue by enterprise customers and service providers during the three and nine months ended September 30, 2003 and 2002:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Enterprise customers	91%	91%	88%	77%
Service providers	9%	9%	12%	23%

Total	100%	100%	100%	100%

     The Company’s internal sales and marketing force qualifies and stimulates end-user demand, and manages the Company’s strategic relationships with its distribution partners, including OEMs, VARs and systems integrators. At September 30, 2003 and 2002, one customer accounted for 27% and 26%, respectively, of total accounts receivable. For the three and nine months ended September 30, 2003, one customer accounted for 30% and 18%, respectively, of total revenue. One customer accounted for 24% of total revenue for the three months ended September 30, 2002. Two customers accounted for 10% of the total revenue for the nine months ended September 30, 2002.

     The Company maintains sales offices in the United Kingdom, France, Germany, Italy, China and Japan, and distributes its products in both Europe and Asia through resellers and distributors in more than 25 countries. The Company’s revenue from international sales represented 33% and 31% respectively, of its total revenue in the three months ended September 30, 2003 and 2002 and 37% and 30%, of its total revenue in the nine months ended September 30, 2003 and 2002, respectively. The Company expects that revenue from shipments to customers outside of the United States will continue to represent a significant portion of its future revenue. In addition, the Company believes that a small portion of its sales through OEMs, resellers and integrators are ultimately sold to international end-users. Revenue from the Company’s international operations are subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic instability, and currency risks, among others. To date, the Company has not engaged in any foreign currency hedging activity.

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

Results of Operations

     The following table sets forth certain items from the Company’s condensed consolidated statements of operations as a percentage of total revenue for the periods indicated:

	Three months ended		Nine months ended

	September 30,		September 30,

	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	17.4%	33.2%	16.6%	36.3%

Gross profit	82.6%	66.8%	83.4%	63.7%

	Three months ended		Nine months ended

	September 30,		September 30,

	2003	2002	2003	2002

Operating expense:
Research and development	38.0%	38.2%	41.6%	38.9%
Sales and marketing	53.3%	42.7%	49.5%	35.6%
General and administrative	27.4%	45.4%	29.1%	40.5%
Other non-recurring charges	0.0%	0.0%	5.0%	0.0%

Total operating expense	118.7%	126.3%	125.2%	115.0%

Operating loss	-36.1%	-59.5%	-41.8%	-51.3%
Other income (expense), net	-1.0%	0.7%	-0.3%	0.7%
Minority interest in consolidated subsidiary	0.0%	-0.3%	0.0%	0.0%

Net loss	-37.1%	-59.1%	-42.1%	-50.6%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Revenue. Revenue was $5.4 million for the three months ended September 30, 2003, a decrease of 12% from the $6.1 million recorded in the three months ended September 30, 2002. The following table summarizes the total revenue by software, products and support services (in thousands) for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,

	2003	2002

Software	$3,416	$2,052
Product	311	2,956
Support service	1,647	1,129

Total revenue	$5,374	$6,137

     Software revenue consists of revenue from the sale of our Click to Meet™, or CTM, family of software products. Software revenue increased $1.4 million to $3.4 million in the three months ended September 30, 2003, an increase of 66% from $2.1 million in the same period of last year. The increase resulted from the Company’s transition from sales of hardware-based ATM legacy products to software-based products and the expansion of its customer base worldwide. The Company is uncertain of future software revenue.

     Product revenue consists of revenue from the sale of ATM legacy hardware products, including hardware products sourced from third parties and sold by the Company. Product revenue decreased $2.6 million to $311,000 in the three months ended September 30, 2003, a decrease of 89% from $3.0 million in the same period of last year. The decrease was primarily a result of the lower demand and lower average selling prices for hardware-based ATM legacy products. Additionally, the Company provided only limited marketing and promotional support for these products in 2002. The Company has notified its customers that as of May 1, 2003, it is no longer offering ATM legacy products for sale other than products currently in its fully reserved inventory.

     Support service revenue consists of software license subscriptions, hardware maintenance, training, installation and consulting revenue. Support service revenue increased $518,000 to $1.6 million in the three months ended September 30, 2003, an increase of 46% from $1.1 million in the three months ended September 30, 2002, primarily due to an increase in the sale of software subscriptions for the Company’s Click to Meet product family.

     Cost of Revenue. Cost of revenue consists primarily of costs associated with the purchase of components from outside manufacturers or the manufacture of the Company’s legacy products by outside manufacturers and related costs of freight, inventory obsolescence, royalties, warranties and customer support costs, which were charged against income in the period incurred. Total costs of revenue decreased by 54%, or $1.1 million, to $936,000 for the three months ended September 30, 2003, from $2.0 million for the three months ended September 30, 2002. As a percentage of total revenues, cost of sales declined to 17% for the three months ended September 30, 2003, from 33% for the three months ended September 30, 2002. The Company expects costs of revenue as a percentage of revenue to remain in a range of 15% to 20% for the balance of 2003. Gross margin represents the difference between revenue and cost of revenue as a percentage of revenue. Overall gross margin in the three months ended September 30, 2003 was 83%, compared to 67% in the comparable period of 2002.

     Cost of software revenue was $238,000 for the three months ended September 30, 2003, compared to $95,000 for the three months ended September 30, 2002. The gross margin on software revenue decreased to 93% for the three months ended September 30, 2003, from 95% for the three months ended September 30, 2002.

     Cost of product revenue decreased by 89%, or $1.4 million, to $169,000 for the three months ended September 30, 2003, from $1.5 million for the three months ended September 30, 2002. The decrease was primarily due to the lower sales volume of product revenue. The gross margin on product revenue was 46% for the three months ended September 30, 2003, compared to 48% for the three months ended September 30, 2002.

     Cost of support service revenue increased by 34%, or $134,000, to $529,000 for the three months ended September 30, 2003, from $395,000 for the three months ended September 30, 2002. This increase was primarily due to an increase in personnel related expenses as a result of increased employee headcount needed to support our increasing customer base. The gross margin on support service revenues increased to 68% for the three months ended September 30, 2003, from 65% for the three months ended September 30, 2002, primarily due to the increase in the revenue from support services, partially offset by increases in the cost of support services.

     Research and Development. Research and development expense consists primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expense decreased $303,000 to $2.0 million in the three months ended September 30, 2003, a decrease of 13% compared to the $2.3 million for the three months ended September 30, 2002. The decrease of expenses in the third quarter of 2003 was primarily due to a reduction of $136,000 in equipment and maintenance expense, lower facility costs resulting from the relocation of the Company’s California office from Santa Clara to Redwood City during the second quarter of 2003 and the discontinuation of development activities in India which also took place in the second quarter of 2003. As a percentage of total revenue, research and development expense was 38% for the three months ended September 30, 2003 and 2002, primarily as a result of the lower sales during the three months ended September 30, 2003, offset by the lower research and development expenses. The Company expects research and development expenses, as expressed in absolute dollars, to remain approximately at current levels for the balance of 2003.

     Sales and Marketing. Sales and marketing expense includes personnel and related overhead costs for sales and marketing, costs of outside contractors, advertising, trade shows and other related marketing and promotional expenses. Sales and marketing expense increased $245,000 to $2.9 million for the three months ended September 30, 2003, an increase of 9% compared to the $2.6 million for the three months ended September 30, 2002. The increase of expenses in the third quarter of 2003 was primarily due to the higher payroll related expenses, partially offset by lower facility costs. As a percentage of total revenue, sales and marketing expense increased to 53% for the three months ended September 30, 2003, from 43% for the three months ended September 30, 2002, primarily due to lower revenue and higher sales and marketing expense during the three months ended September 30, 2003. The Company expects sales and marketing expense, as expressed in absolute dollars, to increase incrementally each quarter during the balance of 2003. The increases will be primarily related to increased staffing in both the sales and the marketing functions, and, to the extent that revenues may increase in future quarters, due to higher sales commissions.

     General and Administrative. General and administrative expense includes personnel and related overhead costs for finance, human resources, product operations and general management and the amortization of intangible assets. General and administrative expense decreased $1.3 million to $1.5 million for the three months ended September 30, 2003, a 47% decrease from the $2.8 million in the three months ended September 30, 2002. The decrease in the third quarter of 2003 primarily was due to a reduction of $870,000 in professional fees, $307,000 in amortization expense resulting from the write down of intangibles at December 31, 2002 and reduced facilities costs. As a percentage of revenue, general and administrative expense decreased to 27% in the three months ended September 30, 2003, compared to 45% for the three months ended September 30, 2002. The decrease in general and administrative expense as a percentage of revenues for the three months ended September 30, 2003, primarily reflects the lower expense from the comparable period of 2002 offset in part by the impact of lower revenues in the quarter ended September 30, 2003. The Company expects general and administrative expenses, as expressed in absolute dollars, to remain approximately at current levels for the balance of 2003.

     Other Income (Expense), Net. Other income (expense), net, consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to the Company’s credit facilities and long-term debt, if any. Other income (expense) totaled $(52,000) for the three months ended September 30, 2003, compared to $40,000 for the three months ended

September 30, 2002. The decline was primarily due to the financing costs related to the term loan with Silicon Valley Bank during the quarter and a decline in interest income as a result of lower market interest rates and lower cash balances.

     Minority Interest in Consolidated Subsidiary. Minority interest reflects the interest of minority stockholders in the operating results of the Company’s consolidated subsidiary in the United Kingdom. In July 2002, the Company acquired the remaining 48% minority interest in this subsidiary for the aggregate consideration of $570,000. For the three months ended September 30, 2002, the amount reflects the portion of losses in this subsidiary that were attributable to minority stockholders. There was no minority interest in the three months ended September 30, 2003.

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

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Revenue. Revenue was $16.6 million for the nine months ended September 30, 2003, a decrease of 14% from the $19.4 million recorded in the nine months ended September 30, 2002. The following table summarizes the total revenue by software, products and support services (in thousands) for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,

	2003	2002

Software	$10,074	$8,050
Product	1,698	7,865
Support service	4,873	3,467

Total revenue	$16,645	$19,382

     Software revenue primarily consists of revenue from the sale of the Click to Meet™, or CTM, family of software products. Software revenue increased $2.0 to $10.1 million in the nine months ended September 30, 2003, an increase of 25% from $8.1 million in the same period in 2002. The increase in software revenue resulted from the Company’s transition from sales of hardware-based ATM legacy products to software-based products and the expansion of its customer base worldwide, offset in part by a decrease in licensing fees from a reseller in Japan pursuant to a licensing agreement which expired in September 2002. The Company is uncertain of future software revenue.

     Product revenue includes sales of ATM legacy hardware products, including hardware products sourced from third parties and sold by the Company. Product revenue decreased $6.2 million to $1.7 million in the nine months ended September 30, 2003, a decrease of 78% from $7.9 million in the same period in 2002. The decrease was primarily a result of lower demand and lower average selling prices for hardware-based ATM legacy products. Additionally, the Company provided only limited marketing and promotional support for these products in 2003. The Company notified its customers that as of May 1, 2003, it is no longer offering ATM legacy products for sale other than products currently in its fully reserved inventory.

     Support service revenue consists of software license subscriptions, hardware maintenance, training, installation and consulting revenue. Support service revenue increased $1.4 million to $4.9 million in the nine months ended September 30, 2003, an increase of 41% from $3.5 million in the nine months ended September 30, 2002, primarily due to an increase in the sale of software subscriptions for the Company’s Click to Meet product family.

     Costs of Revenue. Costs of revenue consists primarily of costs associated with the purchase of components from outside manufacturers or the manufacture of the Company’s legacy products by outside manufacturers and related costs of freight, inventory obsolescence, royalties, warranties and customer support costs, which were charged against income in the period incurred. Total costs of revenue decreased by $4.3 million, or 61%, to $2.8 million for the nine months ended September 30, 2003, from $7.0 million for the nine months ended September 30, 2002. As a percentage of total revenues, cost of sales declined to 17% for the nine months ended September 30, 2003, from 36% for the nine months ended September 30, 2002. The Company expects costs of revenue as a percent of revenue to remain in a range of 15% to 20% for the balance of 2003. Gross margin represents the difference between revenue and cost of revenue as a percentage of revenue. Overall gross margin in the nine months ended September 30, 2003 was 83%, compared to 64% in the comparable period of 2002.

     Cost of software revenue was $681,000 for the nine months ended September 30, 2003, compared to $438,000 for the nine months ended September 30, 2002. The gross margin on software revenue decreased to 93% for the nine months ended September 30, 2003, from 95% for the nine months ended September 30, 2002.

     Cost of product revenue decreased by 89%, or $4.7 million, to $586,000 for the nine months ended September 30, 2003, from $5.3 million for the nine months ended September 30, 2002. The decrease was primarily due to the lower sales volume of product revenue and the sales of fully reserved legacy ATM inventory of $394,000, which had no associated cost of revenue during the nine months ended September 30, 2003, due to inventory writedowns in prior periods, and a provision for excess and obsolete inventory of $1.0 million related to legacy ATM products in the nine months ended September 30, 2002. The gross margin on product revenue increased to 65% for the nine months ended September 30, 2003 from 32% for the nine months ended September 30, 2002, also primarily due to sales of fully reserved inventory of $394,000 during the nine months ended September 30, 2003 and the provision for excess and obsolete inventory of $1.0 million in the nine months ended September 30, 2002.

     Cost of support service revenue increased $218,000 to $1.5 million for the nine months ended September 30, 2003, from $1.3 million for the nine months ended September 30, 2002. This increase was primarily due to an increase in personnel related expenses as a result of increased employee headcount needed to support our increasing customer base. The gross margin on support service revenues increased to 69% for the nine months ended September 30, 2003, from 63% for the nine months ended September 30, 2002, primarily due to the increase in the revenue from support services, partially offset by increases in the cost of support services.

     Research and Development. Research and development expense consists primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expense decreased $609,000 to $6.9 million for the nine months ended September 30, 2003, a decrease of 8% compared to the $7.5 million during the nine months ended September 30, 2002. The decrease in absolute dollars was principally due to the lower equipment and maintenance expense, lower facility costs resulting from the relocation of the Company’s California office from Santa Clara to Redwood City in May of 2003 and discontinuation of development activities in India in May 2003. As a percentage of total revenue, research and development expense increased to 42% for the nine months ended September 30, 2003, from 39% for the nine months ended September 30, 2002, primarily as a result of the lower sales during the nine months ended September 30, 2003 compared to relatively fixed research and development expenses. The Company expects research and development expenses, as expressed in absolute dollars, to remain approximately at current levels for the balance of 2003.

     Sales and Marketing. Sales and marketing expense includes personnel and related overhead costs for sales and marketing, costs of outside contractors, advertising, trade shows and other related marketing and promotional expenses. Sales and marketing expense increased $1.3 million to $8.2 million for the nine months ended September 30, 2003, an increase of 19% compared to the $6.9 million for the nine months ended September 30, 2002. Expenses in the nine months ended September 30, 2003 increased $609,000, primarily due to expansion of our Asia sales office with higher personnel and other expenses and higher compensation expense resulting from our acquisition of our FVC.Com (Asia) distributor offset in part by lower facilities costs. In the same period of 2002, the Company recorded a reduction in sales and marketing expense of $359,000, reflecting collection of a customer receivable that had previously been deemed uncollectible. As a percentage of total revenue, sales and marketing expense increased to 49% for the nine months ended September 30, 2003, from 36% for the nine months ended September 30, 2002, primarily due to lower revenue and higher sales and marketing expense during the current period. The Company expects sales and marketing expense, as expressed in absolute dollars, to increase incrementally each quarter during the balance of 2003. The increases are expected to be primarily related to increased staffing in both the sales and the marketing functions, and, to the extent that revenues may increase in future quarters, due to higher sales commissions.

     General and Administrative. General and administrative expense includes personnel and related overhead costs for finance, human resources, information technology, product operations and general management and the amortization of intangible assets. General and administrative expense decreased $3.0 million to $4.8 million for the nine months ended September 30, 2003, a 38% decrease from the $7.8 million in the nine months ended September 30, 2002. The decrease in the nine months ended September 30, 2003 primarily was due to a reduction of $613,000 in bad debt expense resulting from the Company’s improved credit procedures, a reduction of $602,000 in professional fees, and $1.8 million in amortization expense resulting from the writedown of intangibles at December 31, 2002 and reduced facilities costs and other costs. As a percentage of revenue, general and administrative expense decreased to 29% in the nine months ended September 30, 2003, compared to 40% for the nine months ended September 30, 2002. The decrease in general and administrative expense as a percentage of revenues for the nine months ended September 30, 2003, primarily reflects the lower expense from the comparable period of 2002 offset in part by the impact of lower revenues in the quarter ended September 30, 2003. The Company expects general and administrative expenses, as expressed in absolute dollars, to remain approximately at current levels for the balance of 2003.

     Other non-recurring costs. The $838,000 of one-time charges in the nine months ended September 30, 2003 includes $678,000 due to the relocation of the Company’s California office from Santa Clara to Redwood City and $160,000 for costs related to the discontinuation of the Company’s India operations, both in May 2003. The cost of the office relocation includes $350,000 of loss from retirement of fixed assets, $259,000 of refurbishment cost and $69,000 of moving cost. The Company incurred no non-recurring costs in the nine months ended September 30, 2002.

     Other Income (Expense), Net. Other income, net, consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to the Company’s credit facilities and long-term debt, if any. Other income (expense) totaled $(59,000) for the nine months ended September 30, 2003, compared to $132,000 for the nine months ended September 30, 2002. The decline was primarily due to the financing costs related to the term loan with Silicon Valley Bank during the nine months ended September 30, 2003 and a decline in interest income as a result of lower market interest rates and lower cash balances.

     Minority Interest in Consolidated Subsidiary. Minority interest reflects the interest of minority stockholders in the operating results of the Company’s consolidated subsidiary in the United Kingdom. In July 2002, the Company acquired the remaining 48% minority interest in this subsidiary for the aggregate consideration of $570,000. For the nine months ended September 30, 2002, the amount reflects the portion of losses in this subsidiary that were attributable to minority stockholders. There was no minority interest in the nine months ended September 30, 2003.

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

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through private and public placements of equity securities, revenue from sales of the Company’s products and services and to a lesser extent through certain credit facilities and long-term debt, including the $3.0 million of term loan drawn down on June 23, 2003. As of September 30, 2003, the Company had cash and cash equivalents and short-term investments of $6.6 million.

     In order to improve liquidity and reduce costs, the Company completed the following actions in April 2003. The Company reached agreement with its bank for a $3 million credit facility that may be used by the Company at any time prior to December 31, 2003. The interest rate is equal to the bank’s prime rate plus 2.25% with a floor at 6.5%. The Company paid a $22,500 commitment fee at the closing and is subject to a commitment fee of 0.25% per annum on any unused borrowings, with this fee paid quarterly. Funds drawn under the facility will be recorded as a secured term loan, fully amortized and repaid over a three-year period. The term loan facility is secured by all of the Company’s assets, including intellectual property rights, and contains certain financial covenants, including the maintenance of cash deposits at the bank of not less than $2.9 million, as well as a liquidity covenant. The liquidity covenant requires that the sum of (i) the amount of the Company’s unrestricted cash on deposit in the bank, plus (ii) the Company’s eligible accounts receivable, divided by (iii) the amount outstanding under the loan agreement be at all times equal to 2.0 or higher. The liquidity covenant is only applicable if the loan is drawn down. On June 23, 2003, $3.0 million of term loan was drawn down and outstanding. As of September 30, 2003, the Company had made $250,000 in payments on the term loan and the outstanding balance was $2,750,000.

     The Company also entered into a private equity line financing agreement with Ralph Ungermann, Executive Chairman of the Company’s Board of Directors, under which the Company may require Mr. Ungermann to purchase up to $1 million of its common stock at a purchase price of $1.55 per share during the period from April 14, 2003 through April 13, 2004. The Company may draw down funds under the private equity line financing agreement up to four times during the 12-month term of the agreement, with each draw for a minimum of $250,000. As of September 30, 2003, the Company had not drawn down any funds under this private equity line financing agreement.

     In April 2003, the Company also signed an agreement with its landlord to terminate the Company’s lease for its Santa Clara, California headquarters and executed a new lease that will reduce annual rental expense and cash payments by approximately $900,000 for each of the next five years.

          On November 7, 2003, the Company entered into definitive agreements to sell approximately 5.7 million shares of common stock in a private placement with institutional investors, priced at $1.79 per share. The transaction closed on November 12, 2003, resulting in gross proceeds to the Company of approximately $10.3 million, or approximately $9.3 million net of placement fees and expenses. Investors in the private placement also received warrants to purchase up to 2.9 million shares of common stock at an exercise price of $1.79 per share. The warrants have a five year life.

     The Company has experienced significant net operating losses since inception. In the nine months ended September 30, 2003, the Company incurred net losses of $7.0 million and used $4.2 million of cash in its operating activities. In the comparable period of 2002, the Company incurred net losses of $9.8 million and used $4.2 million of cash in its operating activities. Management currently expects that operating losses and negative cash flows will continue for the foreseeable future and that the Company’s existing cash and investments, together with the funds provided pursuant to its credit facility with its bank, the financing agreement with Mr. Ungermann and the recent private placement financing are adequate to fund the Company’s operations through at least the next twelve months. However, the Company’s cash requirements depend on several factors, including the introduction or delay of new products, the rate of market acceptance of its products and services, the ability to expand and retain its customer base and other factors.

     Cash used in operating activities remained flat at $4.2 million in the nine months ended September 30, 2003 and 2002. During the nine months ended September 30, 2003, net cash used in operating activities of $4.2 million was comprised of the net loss of $7.0 million, offset by $967,000 decrease in current net assets and by $1.9 million of adjustments for non-cash items such as depreciation, amortization and a loss on disposal of fixed assets. The decrease in current net assets in the nine months ended September 30, 2003 consisted of reductions in receivables of $1.2 million and inventory of $589,000, an increase in accounts payable of $212,000, offset in part by an increase in prepaid expenses and other current assets of $343,000, reductions in accrued liabilities of $502,000 and deferred revenue of $148,000. During the nine months ended September 30, 2002, net cash used in operating activities was $4.2 million. This was comprised of the net loss of $9.8 million, offset by $2.1 million decrease in current net assets and $5.6 million of adjustments for non-cash items such as depreciation, amortization and increases in the provisions for doubtful accounts and inventory. The decrease in current net assets consisted of decreases in receivables of $202,000 and inventory of $814,000 and a increase in deferred revenue of $3.1 million, offset in part by an increase in prepaid expenses and other assets of $362,000 and reductions in accounts payable of $1.1 million and accrued liabilities of $493,000.

     Cash used in investment activities totaled $523,000 for the nine months ended September 30, 2003, primarily for the acquisition of property and equipment. Cash provided by investment activities totaled $921,000 for the nine months ended September 30, 2002, primarily resulting from $1.9 million of net sales and maturities of short-term investments, partially offset by the acquisition of property and equipment and business.

     Cash provided by financing activities was $2.8 million for the nine months ended September 30, 2003, principally consisting of proceeds from a term loan facility with our bank. Cash provided by financing activities was $5.0 million for the nine months ended September 30, 2002, primarily from the issuance of stock.

     As of September 30, 2003, our contractual obligations and other commitments were as follows :

	Three Months
	Ending			Years Ending
	December 31,			December 31,

Contractual obligation	Total	2003	2004	2005	2006	2007	After 2007

Principal of long-term debt	$2,750,000	$250,000	$1,000,000	$1,000,000	$500,000	$—	$—
Operating leases	7,999,741	253,664	1,005,531	906,740	767,145	748,554	4,318,107

Total contractual cash obligation	$10,749,741	$503,664	$2,005,531	$1,906,740	$1,267,145	$748,554	$4,318,107

New Accounting Pronouncements.

     In May 2003, the Financial Accounting Standard Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The impact of the effective provisions of SFAS No. 150 has not had a material impact on the Company’s financial statements. The Company continues to assess the possible impact of potential changes to this pronouncement as and when they are announced.

Risk Factors

     In addition to the other information provided in this Quarterly Report and in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2003, the following risk factors should be considered in evaluating the Company and its business.

The Company has a history of operating losses and will incur losses in the future. The Company may never generate sufficient revenue to achieve profitability.

     The Company has incurred operating losses in each quarter since it commenced operations in 1993. The Company expects to continue to devote substantial resources to its research and development and sales and marketing activities. As a result, the Company expects that it will continue to incur operating losses for the foreseeable future. At September 30, 2003, the Company had an accumulated deficit of $116.6 million.

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

     The Company has experienced in the past, and is likely to experience in the future, fluctuations in revenue, gross margin and operating results. Various factors could contribute to the fluctuations in revenue, gross margin and operating results in the future, including the Company’s:

•	success in developing our rich media Web conferencing business and in developing, introducing and shipping new products and product enhancements, particularly for the Click to Meet product family, including the Click to Meet Conference Server;

•	success in accurately forecasting demand for new orders that may have short lead-times before required shipment, product mix, percentage of revenue derived from original equipment manufacturers, or OEMs, versus distributors or resellers;

•	new product introductions and price reductions by competitors;

•	results from strategic collaborations;

•	use of OEMs, distributors, resellers, and other third parties;

•	ability to attract, retain and motivate qualified personnel;

•	research and development efforts and success; and

•	selling, general and administrative expenditures.

     Additionally, the Company’s operating results may vary significantly depending on a number of factors that are outside of its control. Further, a significant portion of the Company’s expenses are fixed. The Company has made significant progress in reducing its operating expenses in the last fiscal year and during the first nine months of 2003 and expects that operating expenses will decrease in the future due to continued expense reduction measures. However, to the extent that operating expenses are not reduced and to the extent that revenue or gross margin cannot be increased, the Company’s business, financial condition and results of operations would be materially adversely affected. Due to all the foregoing factors, it is likely that in some future quarter, as at times in past quarters, the

Company’s results of operations will be below the expectations of public market analysts and investors, resulting in a negative impact on the Company’s common stock price.

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

     The Company’s common stock currently is listed on The Nasdaq SmallCap Market. Pursuant to its rules, The Nasdaq National Market delisted the Company’s shares from the Nasdaq National Market based on the shares trading below $1.00 per share on The Nasdaq National Market for a period of 30 consecutive trading days. On September 9, 2002, the Company’s shares began trading on The Nasdaq SmallCap Market. In October 2002, the Company received a letter from Nasdaq advising it that the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days by March 26, 2003 in order to continue trading on the Nasdaq SmallCap Market, subject to appeal by the Company. On April 1, 2003, the Company received an additional letter from Nasdaq advising that, based on recent Nasdaq modifications to the bid price rules, it would be granted an additional 90 calendar day period within which to remedy the bid price deficiency. To demonstrate compliance with the minimum bid price requirement, the Company implemented a 1-for-5 reverse stock split on June 27, 2003. After demonstrating a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days, the Company regained compliance with the Nasdaq Small Cap Market. However, on July 31, 2003, the Company received an additional letter from Nasdaq indicating that as of July 30, 2003, the Company failed to comply with Nasdaq rules that require that the Company have a minimum of $2,500,000 in stockholders’ equity or $35 million market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year. The Company responded to Nasdaq by August 14, 2003 and advised Nasdaq of its plans to regain compliance with the Nasdaq Small Cap listing requirements. In a letter dated September 5, 2003, the Nasdaq staff advised the Company that its response was insufficient and advised the Company that its stock was subject to delisting. The Company requested an appeal from Nasdaq and an appeal hearing was held on October 16, 2003.

     The Company attended an oral appeal hearing with a Nasdaq Listing Qualifications Panel (“Panel”) on October 16, 2003 and requested an extension of time to regain compliance and demonstrate its ability to sustain compliance with the minimum stockholders’ equity requirement. The Panel provided the Company with additional time until October 31, 2003 to obtain and provide to Nasdaq a term sheet for a financing to raise sufficient capital to permit the Company to regain compliance and demonstrate its ability to sustain compliance with the minimum stockholders’ equity requirement. The Company delivered the term sheet to the Panel on October 31, 2003 and on November 10, 2003 announced that it had entered into definitive agreements to sell approximately 5.7 million shares of its common stock in a private placement with institutional investors. The transaction closed on November 12, 2003, resulting in gross proceeds to the Company of approximately $10.3 million, or approximately $9.3 million net of placement fees and expenses. Investors in the private placement also received warrants to purchase up to 2.9 million shares of common stock at an exercise price of $1.79 per share. The warrants have a five year life.

     If delisting from Nasdaq occurs, the trading of the Company’s common stock is likely to be conducted on the over-the-counter bulletin board, which will have a materially adverse affect on the market price of the Company’s common stock and on the ability of stockholders and investors to buy and sell the common stock. If delisting occurs, you may lose some or all of your investment.

The Company’s inability to secure additional funding could adversely affect its business.

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

The Company’s software products may contain undetected defects or defects that have been detected but are more costly than anticipated to adequately address.

     Software developed by the Company or developed by others and incorporated by the Company into its products may contain significant undetected errors or errors that have been detected but are more significant and costly to address than anticipated, especially when first released or as new versions are released. Although the Company’s software products are tested before commercial release, errors in the products may be found after customers begin to use the software. Any defects in the Company’s current or future products may result in significant decreases in revenue or increases in expenses because of adverse publicity, reduced orders, product returns, uncollectible accounts receivable, delays in collecting accounts receivable, and additional and unexpected costs of further product development to correct the defects.

The Company’s common stock price is volatile.

     The market price of the Company’s common stock has been extremely volatile in the past and, like that of other technology companies, is likely to be volatile in the future, depending upon many factors, including:

•	fluctuations in the Company’s financial results;

•	technological innovations or new commercial products developed by the Company or its competitors;

•	establishment of and success of corporate partnerships or licensing arrangements;

•	announcements by the Company or others regarding the acquisition of technologies, products or companies;

•	regulatory changes and developments that affect the Company’s business;

•	developments or disputes concerning patent and proprietary rights and other legal matters;

•	an adverse outcome from pending or any future legal matters;

•	issuance of new or changed stock market analyst reports and/or recommendations;

•	significant dilution in connection with equity financings;

•	economic and other external factors; and

•	failure to satisfy the Nasdaq listing requirements.

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

     The Company’s success and ability to compete in the rich media Web conferencing and collaboration solutions markets depends, in part, upon its ability to protect its proprietary technology. The Company may be unable to deter misappropriation of its proprietary technology, detect unauthorized use, and take appropriate steps to enforce its intellectual property rights.

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

     The Company’s international business involves a number of risks that could adversely affect its operating results or contribute to fluctuations in those results. The Company’s revenue from international sales represented 33% and 31%, respectively, of its total revenue in the three months ended September 30, 2003 and 2002 and 37% and 30%, respectively, of its total revenue in the nine months ended September 30, 2003 and 2002, respectively. The Company intends to seek opportunities to expand its product and service offerings into additional international markets, although the Company may not succeed in developing localized versions of its products for new international markets or in marketing or distributing products and services in those markets.

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

Control by Insiders

     As of September 30, 2003, the Company’s executive officers, directors and their affiliates beneficially owned approximately 1.4 million shares, or approximately 17%, of the then outstanding shares of the Company’s common stock. As a result, these persons may have the ability to effectively control the Company and direct its affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of these stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s market risk exposures as set forth in its Annual Report on Form 10-K for the year ended December 31, 2002 have not materially changed.

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2003.

     An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal controls over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any change in our internal controls over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On February 11, 2003, the Company received an adversarial complaint filed by Visitalk.com in connection with Visitalk.com’s reorganization proceedings in the United States Bankruptcy Court District of Arizona, alleging that CUseeMe Networks, which was acquired by the Company on June 19, 2001, breached a 1999 Strategic Partnership Agreement and sought damages of $435,000. In April, the Company responded to the complaint with a Motion to Stay Proceedings and to compel Matter to Proceed to Arbitration. In June 2003, the parties reached a mutual agreement to dismiss the adversarial action with prejudice, exchange a mutual general release of all claims and waive attorney’s fees and costs. The parties have executed a formal settlement agreement, which will not become effective until approved by the Bankruptcy Court.

Item 2. Changes in Securities

(a) On July 25, 2003, the Company offered a voluntary employee stock option exchange program to its employees and members of its board of directors. Under the exchange offer, eligible employees and members of the board of directors had the opportunity to exchange their outstanding stock options for new options to be granted under the Company’s 1999 Equity Incentive Plan and 1997 Equity Incentive Plan, pursuant to the terms of the replacement option agreements between the Company and its employees and members of the board of directors. Under the exchange offer, all outstanding options were eligible options. The exchange offer period expired on August 22, 2003. Options accepted for exchange will be cancelled and exchanged for replacement options covering one share for each three shares covered by the exchanged options; provided, however, that under the exchange offer, options granted in the six-month period immediately preceding the offer date that are cancelled due to the participation in the offer will be replaced by the same number of replacement options. The replacement options will be granted on the replacement grant date, February 23, 2004, and will have an exercise price equal to the fair market value of First Virtual Communications’ common stock on that date. The new options will vest in equivalent monthly increments over a 24 month period commencing with the replacement grant date. Replacement options granted to employees located outside the United States may be subject to different vesting and other terms than those described above.

(b) On September 30, 2003, the Company issued warrants to its landlord as partial consideration for the termination of an existing lease between the Company and the landlord. The Company issued a five-year warrant to Richard T. Peerey Separate Property Trust, for the purchase of up to 200,000 shares of Common Stock at an exercise price of $1.35 per share. The Company also issued a five-year warrant to John Arrillaga Survivor’s Trust, for the purchase of up to 200,000 shares of Common Stock at an exercise price of $1.35 per share.

     On September 30, 2003, the Company entered into an Equity Investment Agreement with Net One Systems Co., Ltd. (“Net One”), pursuant to which Net One was authorized to return approximately $1.5 million of products previously purchased from the Company, net of $75,000 of expenses, in exchange for shares of common stock of the Company, at a purchase price of $2.45 per share. On October 8, 2003, the Company issued 642,921 shares of the Company’s common stock to Net One at $2.45 per share as consideration for the returned products.

     On November 7, 2003, the Company entered into definitive agreements to sell approximately 5.7 million shares of common stock in a private placement with institutional investors and their affiliates who are accredited investors under the securities laws, priced at $1.79 per share. The transaction closed on November 12, 2003, resulting in gross proceeds to the Company of approximately $10.3 million, or approximately $9.3 million net of placement fees and expenses. Investors in the private placement also received warrants to purchase up to 2.9 million shares of common stock at an exercise price of $1.79 per share. The warrants have a five year life. Adam Stettner, a member of the Company’s Board of Directors, is managing director of Special Situations Technology Fund, L.P., one of the investors in the financing. The Company is required to file a registration statement within 30 days of the closing of the offering to register the resale of the Common Stock issued in the financing and issuable upon exercise of the warrants issued in the financing.

     On November 12, 2003, the Company issued a warrant to Roth Capital Partners LLC (“Roth”), as partial consideration for services rendered by Roth as the Company’s placement agent in the Company’s private placement financing which closed on November 12, 2003. The warrant is exercisable for up to 458,592 shares of the Company’s Common Stock at an exercise price of $2.15 per share and has a five year term.

     The parties intended the above private placements to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Regulation D promulgated thereunder. Each of the above investors represented that they were an accredited investor and that the investor’s intention was to acquire the securities for investment only and not with a view to distribution thereof. An appropriate legend was affixed to each warrant and share of common stock issued in the above private placements and will be placed on any common stock certificates issued under the private equity line of financing agreement or issued upon exercise of the above warrants. Each investor was knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the Company or had adequate access, through the investor’s business relationship with the Company, to information about the Company.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit
No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Ownership and Merger, effective August 3, 1998(2)

3.3	Certificate of Designation of Series A Convertible Preferred Stock (3)

3.4	Amended Bylaws of the Registrant(1)

3.5	Certificate of Ownership and Merger, effective February 5, 2001(4)

3.6	Certificate of Amendment of Restated Certificate of Incorporation filed on June 19, 2001(4)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on June 26, 2003(8)

4.1	Specimen Common Stock Certificate (2)

4.2	Specimen Series A Convertible Preferred Stock Certificate (3)

4.3	Warrant to purchase 522,875 shares, after giving effect to the 1-for-5 reverse stock split, of the Company’s Common Stock, dated May 7, 2001, issued by the Company to PictureTel Corporation (5)

4.4	Warrant to purchase 170,000 shares, after giving effect to the 1-for-5 reverse stock split, subject to adjustment, of the Company’s Common Stock, dated June 8, 2000, issued by the Company to Vulcan Ventures Incorporated (3)

4.6	Warrant to purchase the Company’s Common Stock, dated April 12, 2002, issued by the Company to the purchasers and in the amounts as set forth on Schedule A attached thereto (6)

4.7	Registration Rights Agreement, dated April 12, 2002, by and among the Company and each of the purchasers listed therein (6)

4.8	Registration Rights Agreement, dated June 8, 2000, between the Company and Vulcan Ventures Incorporated (3)

4.9	Warrant to purchase 60,000 shares, after giving effect to the 1-for-5 reverse stock split, of the Company’s Common Stock, dated April 14, 2003, issued by the Company to Ralph Ungermann (7)

4.10	Warrant to purchase 56,250 shares, after giving effect to the 1-for-5 reverse stock split, of the Company’s Common Stock, dated April 3, 2003, issued by the Company to Silicon Valley Bank (7)

4.11	Warrant to purchase 200,000 shares of the Company’s Common Stock, dated September 30, 2003, issued by the Company to Richard T. Peerey Separate Property Trust

4.12	Warrant to purchase 200,000 shares of the Company’s Common Stock, dated September 30, 2003, issued by the Company to John Arrillaga Survivor’s Trust

4.13	Warrants to purchase up to 2,866,199 shares of the Company’s Common Stock, dated November 12, 2003, issued by the Company to the purchasers set forth on the Schedule of Purchasers attached thereto

4.14	Warrant to purchase up to 458,592 shares of the Company’s Common Stock, dated November 12, 2003, issued by the Company to Roth Capital Partners LLC

Exhibit
No.	Description of Document

10.52	Employment agreement between the Company and Jonathan Morgan, dated October 9, 2003.

10.53	Amendment Number One to the Partner Agreement between the Company and Net One Systems Co., Ltd., dated April 1, 2002

10.54	Amendment Number Two to the Partner Agreement between the Company and Net One Systems Co., Ltd., dated September 30, 2003*

10.55	Employment agreement between the Company and David Weinstein, dated September 4, 2003

10.56	Employment agreement between the Company and Frank Kaplan, dated November 25, 2002

10.57	Securities Purchase Agreement, dated as of November 7, 2003, by and among the Company and the purchasers set forth on the Schedule of Purchasers attached thereto

10.58	Registration Rights Agreement, dated as of November 7, 2003, by and among the Company and the purchasers set forth on the Schedule of Purchasers attached thereto

24.1	Power of Attorney (included on signature page)

31.1	Certificate of Principal Executive Officer, dated November 14, 2003, required by Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certificate of Principal Financial Officer, dated November 14, 2003, required by Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1	Certification of Principal Executive Officer, dated November 14, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)\

32.2	Certificate of Principal Financial Officer, dated November 14, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

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

(3)  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2000 (File No. 000-23305).

(4)  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2001 (File No. 000-23305).

(5)  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2001 (File No. 000- 23305).

(6)  Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-88058), as filed on May 10, 2002.

(7)  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2003 (File No. 000-23305).

(8)  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2003 (File No. 000-23305).

     (b)  Reports on Form 8-K.

     On October 28, 2003, the Company filed a Form 8-K that furnished a press release announcing the Company’s financial results for the quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	FIRST VIRTUAL COMMUNICATIONS, INC.

	By:	/s/ Truman Cole

Truman Cole
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Ownership and Merger, effective August 3, 1998(2)

3.3	Certificate of Designation of Series A Convertible Preferred Stock (3)

3.4	Amended Bylaws of the Registrant(1)

3.5	Certificate of Ownership and Merger, effective February 5, 2001(4)

3.6	Certificate of Amendment of Restated Certificate of Incorporation filed on June 19, 2001(4)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on June 26, 2003(8)

4.1	Specimen Common Stock Certificate (2)

4.2	Specimen Series A Convertible Preferred Stock Certificate (3)

4.3	Warrant to purchase 522,875 shares, after giving effect to the 1-for-5 reverse stock split, of the Company’s Common Stock, dated May 7, 2001, issued by the Company to PictureTel Corporation (5)

4.4	Warrant to purchase 170,000 shares, after giving effect to the 1-for-5 reverse stock split, subject to adjustment, of the Company’s Common Stock, dated June 8, 2000, issued by the Company to Vulcan Ventures Incorporated (3)

4.6	Warrant to purchase the Company’s Common Stock, dated April 12, 2002, issued by the Company to the purchasers and in the amounts as set forth on Schedule A attached thereto (6)

4.7	Registration Rights Agreement, dated April 12, 2002, by and among the Company and each of the purchasers listed therein (6)

4.8	Registration Rights Agreement, dated June 8, 2000, between the Company and Vulcan Ventures Incorporated (3)

4.9	Warrant to purchase 60,000 shares, after giving effect to the 1-for-5 reverse stock split, of the Company’s Common Stock, dated April 14, 2003, issued by the Company to Ralph Ungermann (7)

4.10	Warrant to purchase 56,250 shares, after giving effect to the 1-for-5 reverse stock split, of the Company’s Common Stock, dated April 3, 2003, issued by the Company to Silicon Valley Bank (7)

4.11	Warrant to purchase 200,000 shares of the Company’s Common Stock, dated September 30, 2003, issued by the Company to Richard T. Peerey Separate Property Trust

4.12	Warrant to purchase 200,000 shares of the Company’s Common Stock, dated September 30, 2003, issued by the Company to John Arrillaga Survivor’s Trust

4.13	Warrants to purchase up to 2,866,199 shares of the Company’s Common Stock, dated November 12, 2003, issued by the Company to the purchasers set forth on the Schedule of Purchasers attached thereto

4.14	Warrant to purchase up to 458,592 shares of the Company’s Common Stock, dated November 12, 2003, issued by the Company to Roth Capital Partners LLC

Exhibit
No.	Description of Document

10.52	Employment agreement between the Company and Jonathan Morgan, dated October 9, 2003

10.53	Amendment Number One to the Partner Agreement between the Company and Net One Systems Co., Ltd., dated April 1, 2002

10.54	Amendment Number Two to the Partner Agreement between the Company and Net One Systems Co., Ltd., dated September 30, 2003*

10.55	Employment agreement between the Company and David Weinstein, dated September 4, 2003

10.56	Employment agreement between the Company and Frank Kaplan, dated November 25, 2002

10.57	Securities Purchase Agreement, dated as of November 7, 2003, by and among the Company and the purchasers set forth on the Schedule of Purchasers attached thereto

10.58	Registration Rights Agreement, dated as of November 7, 2003, by and among the Company and the purchasers set forth on the Schedule of Purchasers attached thereto

24.1	Power of Attorney (included on signature page)

31.1	Certificate of Principal Executive Officer, dated November 14, 2003, required by Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certificate of Principal Financial Officer, dated November 14, 2003, required by Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1	Certification of Principal Executive Officer, dated November 14, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.2	Certificate of Principal Financial Officer, dated November 14, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

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

(3)  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2000 (File No. 000-23305).

(4)  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2001 (File No. 000-23305).

(5)  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001 (File No. 000-23305).

(6)  Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-88058), as filed on May 10, 2002.

(7)  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2003 (File No. 000-23305).

(8)  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2003 (File No. 000-23305).