Form 10-K
period 2003-12-31
FIRST VIRTUAL COMMUNICATIONS INC
filed 2004-03-29
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-23305

First Virtual Communications, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0357037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

3200 Bridge Parkway, Suite 202
Redwood City, CA	94065
(Address of principal executive offices)	(Zip code)

(650) 801-6500

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑

      As of June 30, 2003 there were 8,100,682 shares of the registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of $4.44 for such shares on The Nasdaq SmallCap Market on June 30, 2003) was approximately $23.6 million. Shares of the registrant’s Common Stock held by each executive officer, director and holder of five percent or more of the registrant’s Common Stock outstanding as of June 30, 2003 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of Common Stock outstanding as of March 15, 2004 was 14,564,271.

DOCUMENTS INCORPORATED BY REFERENCE

      Designated portions of the registrant’s definitive proxy statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Overview

      Founded in 1993, First Virtual Communications, Inc., a Delaware corporation, started as a manufacturer of video networking equipment and has developed into a provider of software infrastructure and solutions for real-time rich media communications. The Company delivers integrated communications software solutions that address the needs of a geographically distributed workforce, that needs to work together to collaborate, train, demonstrate or sell. The Company has helped to define IP-based communications by pushing the boundaries of conferencing for a better user experience, easier enterprise deployment and a potentially greater return on investment. The Company’s products provide business quality communication by supporting a wide range of industry standards. The Company’s software solutions integrate seamlessly with existing tools and methodologies, such as e-mail and web browsing, while extending the advantages of instant messaging and collaboration environments, such as Windows Messenger. The Company’s innovative solutions are deployed in over 1,200 customer sites worldwide, including Fortune 500 companies, government agencies and service providers.

      In June 2001, the Company acquired CUseeMe Networks, a company that specialized in delivering innovative software-based solutions to enable voice, video, and data collaboration over IP-based enabling large-scale deployments of real-time rich media collaboration to enterprise desktops. Following the merger, the Company began to transition from its hardware-based product line of specialty networking equipment to being a completely software-based solution for real-time, rich media communications. First Virtual Communications now provides a broad range of integrated real-time rich media communications software solutions to enterprise customers, government agencies and service providers worldwide.

      The Company is leveraging its real-time audio and video technology as well as web-based collaboration to capitalize on the rapidly emerging opportunity to provide real-time rich media software solutions to enterprise, government and education markets, either as systems sold through channels or services delivered through service providers. Our web-based Click to MeetTM products provide a framework for real-time rich media communication that is simple to use, fully integrated and effectively manages all of the components of an end to end solution while hiding traditional complexities from the end user.

      Our Click to Meet products have been well received by the market and are gaining recognition as a robust and versatile real-time rich media communications software solution. Click to Meet Express, our web conferencing application, received positive recognition in a number of publications including, Internet Telephony Magazine, Network World, Learning & Leading with Technology, Home Office Magazine, and Vision and Packet Magazine. Click to Meet also won the Editor’s Choice award and an overall A-grade rating from Internet Telephony Magazine, while Click to Meet Express was named Product of the Year by that publication. Click to Meet rich media conferencing solution was also named “Best Innovative Use of Technology” at the Cisco Systems’ Innovation Through Convergence Exposition, held in Dallas, Texas in April of 2002.

      First Virtual Communications distributes its products primarily through resellers, integrators and collaboration partners, which include Aethra S.R.L, British Telecom, Comp View, Inc., Dataline Inc., Net One Systems, NEC System Technologies, Ltd., Southern Business Communications Inc., Synetrix, Verizon Network Integration and other leading companies worldwide.

      During the year ending December 31, 2003, 97% of the Company’s revenues were from sales to resellers or partners and 3% derived from direct sales by the Company’s sales force.

      The Company markets its solutions to enterprise customers, including business customers, government users, education and healthcare providers. The Company’s products have been certified as part of the Defense Collaboration Tool Suite within the United States Department of Defense and, as a result, the Company has achieved substantial traction within the United States military. The Company also sells its products to service providers, including AT&T, Verizon, NTT, China Telecom and Chunghwa Telecom, all of which are deploying broadband rich media conferencing services using the Company’s products and solutions. Our rich media communications solutions enable telecommunications carriers to deliver a comprehensive set of rich media applications over the carrier’s existing broadband networks into conference rooms, as well as to the users’ desktops.

      For the year ended December 31, 2003, 91% of the Company’s revenue was from enterprise customers and 9% was from service providers, while for the year ended December 31, 2002, 80% of the Company’s revenue was from enterprise customers and 20% was from service providers.

      In 2003, 2002 and 2001, Comp View, Inc., AT&T Corporation and EDS Operating Services each represented more than 10% of total revenue. At December 31, 2003 and 2002, outstanding receivables from one customer represented 18% and 20%, respectively, of accounts receivable.

      The Company maintains a network of distributors in Asia and Europe to distribute its products into those markets. The Company’s revenues by geographic region are shown in the following table:

	Year Ended
	December 31,

	2003	2002	2001

United States	62%	68%	79%
Asia	22%	19%	4%
Europe	16%	13%	17%

Total	100%	100%	100%

      The Company expects that sales to customers outside of North America will continue to represent a significant portion of future revenues.

      Revenues from the Company’s international operations are subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic restraints, and currency risks, among others.

      The Company’s revenue is derived primarily from three sources (i) Software: sales of software licenses (ii) Products: sales of hardware and (iii) Support services: services and support revenue, which includes software license maintenance, training, installation and consulting revenue. The Company’s revenue from Products significantly declined in 2003 after formally announcing that it was exiting that market. Product revenues represented 27% of total revenues in the year ended December 31, 2002 and dropped to 9% during the year ended December 31, 2003. Largely because of this change, the Company has experienced an increase in its gross margins increasing from 66% in the year ended December 31, 2002 to 83% in the year ending December 31, 2003. The Company licenses its software products under perpetual licenses, primarily under a concurrent user model.

      The Company applies the provisions of Statement of Position 97-2, Software Revenue Recognition to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the Company applies the provisions of Staff Accounting Bulletin 101.

      Revenue from the license of the Company’s software products and sales of its hardware products is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Maintenance and support revenue for providing product updates pursuant to software subscriptions and customer support is deferred and recognized ratably over the service period. Training, installation and consulting revenue is recognized as services are performed.

Industry Background

      Ineffective meetings impose a huge cost on an organization. They waste time, reduce productivity, slow-down decision making and have a negative impact on morale. In the past, the most effective meetings were conducted face-to-face, with participants physically having to travel to the meeting place. This is becoming increasingly impractical in today’s environment due to a more distributed work force, reduced travel budgets, faster decision making requirements and the need to communicate efficiently with a broader group of constituents — co-workers, suppliers, partners and customers.

      This widespread need for an alternative to meetings in which participants are physically in the same room was first addressed by audio conferencing and later by video conferencing solutions. Audio conferencing allowed participants to enter a meeting from any location equipped with a telephone but did not allow meeting participants to see each other nor have real-time access to the data of the participants. Video conferencing in the past was notorious for its low quality, high costs and the complexities of the technology, often requiring a dedicated administrator to set-up a video conferencing session. It required all participants to be in rooms that were equipped with video conferencing technology and also did not allow for real-time access to the data of the participants.

      With continued improvements in the public Internet, early web conferencing solutions appeared in the last few years from companies such as WebEx and Placeware. Typically offered as a service, these products enable multiple users to participate in on-line meetings, sharing audio, data and text chat. These early offerings focused on the sharing of data over the Internet, with audio collaboration added by means of a separate voice conference call. Each of these technologies addresses some of the issues but none of them present a comprehensive solution to provide an effective alternative to face-to-face meetings.

      To offer an effective alternative to “face-to-face” meetings, customers typically require the following capabilities.

•	The ability to present and/or share information easily and in real-time.

•	The ability to clearly see and hear all of the meeting participants.

•	The ability to participate in meetings from conference rooms, workstations or offices, home or even from their car.

•	The ability to quickly convene ad hoc meetings or schedule meetings in advance.

•	The ability to integrate with other existing productivity and communication tools such as e-mail, directories, calendaring and instant messaging.

•	A solution that leverages the participants’ existing IT infrastructure investments in PCs, networks and existing video systems.

First Virtual Communications’ Strategy

      The emergence of real-time rich media communications provides, for the first time, the opportunity to deliver on all the requirements described above and offers a cost effective, easy to use and highly functional alternative to traditional face-to-face meetings. Real-time rich media communications represent the conver-

gence of voice, video and web conferencing into a unified solution that is fully integrated into the existing information technology infrastructure, as well as with existing desktop communications and productivity tools.

      The Company’s Click to Meet product family offers one of the most complete and cost effective solutions for real-time rich media communications. It incorporates multipoint data and rich media collaboration into an open, standard, scalable and completely software based client-server architecture.

      Our Click to Meet product family has been designed to be cost effective and scalable to address a broad spectrum of organizations — from enterprises with only a few people to service providers with millions of potential users.

      Ease of use has been a cornerstone in the design of our products. The user interface of Click to Meet functions within a familiar, non-intimidating environment — the PC browser.

      Click to Meet software runs on industry-standard hardware platforms, standard computer operating systems, including Windows and Linux, and popular network operating systems. Our products leverage the existing infrastructure of an enterprise by interoperating with its existing video conferencing platforms. Additionally, interoperability provided by our products allows users to join conferences simply with their telephones, extending the reach of the meeting to those not next to a PC or in locations where there is no Internet connectivity available.

      Click to Meet has been designed to be open, enabling easy customization and interoperability and to be standards based, allowing us to easily benefit from the technology advances in audio, video, data and communications protocols.

      Click to Meet has also been designed as a premise based solution and the Company does not offer conferencing to its customers as a service. Click to Meet provides an enterprise with a more cost effective and secure solution that can be better integrated into the existing IT infrastructure. For service providers it is a solution that enables greater customization and differentiation.

Leverage Strong Technology Foundation

      Our products are built on a strong and proven technology base. This includes our award-winning Click to Meet Conference Server, and our Click to Meet Conference Client — strategic ingredients in our industry-leading Click to Meet product line.

      Our Click to Meet Conference Server is the engine and foundation of the Click to Meet architecture. The Conference Server provides a distributed architecture for web conferencing, audio conferencing, video conferencing, text chat, and T.120 data collaboration services. The Conference Server allows Click to Meet to operate in a distributed model which is both client-server and peer-to-peer in nature. Multiple Conference Servers can communicate among each other using sophisticated Intelligent LinkingTM, allowing Click to Meet conferences to scale significantly to meet customer requirements. This Intelligent Linking also allows the Conference Server to be deployed at the edges of a network where the end users are located, or in a central location, depending on the application requirements, thereby maximizing the benefits of a typical distributed IP networking environment.

Our Products and Technology

      First Virtual Communications provides solutions that enable groups of people to meet online and effectively imitate actual face-to-face meetings. Our products leverage increased PC performance, multimedia capability, broadband internet, instant messaging, groupware and e-mail infrastructure to provide an easy-to-use next generation real-time rich media communications solution.

•	Click to Meet Conference Server is our real-time rich media communications foundation, a software engine that powers the Click to Meet solution. Conference Server is not only a powerful, affordable, and widely deployed H.323 Multipoint Control Unit for traditional conferencing applications, but also a robust collaboration server for audio, video, and data collaboration over IP. Our software solution provides a flexible platform choice, deployment options, fast upgrades, and low-cost processing power.

•	Click to Meet Conference Server is engineered from the ground-up as an IP-based solution and was the first to support: Continuous Presence, mixed speed endpoints in multipoint conferences, Unicast and Multicast linking, and Session Initiation Protocol (SIP) for connectivity. It also contains a browser-based plug-in for real-time rich media communications that includes advanced audio technology, such as wideband audio, echo cancellation, automatic voice detection and gain control. Its video features include full screen video, advanced compression algorithms including H.263+, video noise reduction and automatic bandwidth detection.

•	Click to Meet Express enables dispersed groups to meet online and conduct collaborative meetings. Click to Meet Express delivers ad-hoc real-time rich media communications to virtually anyone with an Internet connection and a PC. With Click to Meet Express, users can maintain the expressive and interactive communications of a traditional face-to-face meeting, through integrated audio, multipoint video, and document collaboration tools.

•	Click to Meet Express delivers an on-demand real-time rich media environment where users can create conferences on-the-fly and invite participants by e-mail, instant messaging, or clicking on a link in a web page.

Advantages of Our Innovative Approach

      The Company’s innovative approach results in solutions with the following attributes sought after by our customers:

•	Fully Integrated — First Virtual Communications provides a complete rich media real-time communications solution that allows multiple users to participate in an on-line meeting with audio, video, data and text chat all integrated into a single application and single-window environment.

•	Ad Hoc — First Virtual Communications believes in a true ad hoc meeting environment, enabling virtually anyone with a PC to easily establish, participate or be invited into a meeting without requiring any administrative support or having to be pre-registered in a directory.

•	Reach — First Virtual Communications’ client server approach provides unlimited free clients through a simple download and meeting invitations that can be sent by e-mail or instant messaging, thus making virtually anyone with a personal computer and an internet connection a potential participant in a meeting.

•	Return On Investment and Security — First Virtual Communications’ installed premise-based software model allows organizations to realize a faster return on investment and maximizes security. Customers can install the First Virtual Communications’ solution on their own network with unlimited usage, versus an ASP-hosted service that operates on an open network and charges on usage basis.

•	View Everyone — First Virtual Communications believes that for video to have real value in an on-line meeting all participants must be able to see everyone else’s expressions to effectively gauge all reactions, in contrast to other solutions that only allow for a view of the active speaker.

•	Choice and Control — First Virtual Communications believes individuals should have more choice and control in their conferencing experience at the desktop. Each participant should have the flexibility to select how they display the data, video and text.

•	Leverage Existing Workflow — First Virtual Communications believes that an effective on-line conferencing solution should be easy to use by integrating into, not recreating, the application solutions that organizations are currently using today, such as calendaring, scheduling, directory services, instant messaging and e-mail.

•	Industry Standard Platforms — First Virtual Communications’ approach leverages an organization’s existing IT infrastructure investments while minimizing incremental capital costs, by running on industry standard hardware, software and network infrastructure. Additionally, the support of industry recognized standards for audio, video, data, and connectivity protocols provide a broad range of interoperability to other devices and endpoints.

•	Anyone, Anywhere — First Virtual Communications’ approach enables broad participation in meetings by allowing access to meetings from PCs, video conferencing room systems and telephones.

The Benefits of Our Products

      Implementing a First Virtual Communications real-time rich media solution that integrates audio, video and data allows organizations to hold more effective meetings, save money, enhance productivity and improve the quality of decisions resulting in:

•	Better communications between co-workers, suppliers, partners and customers.

•	Faster decision making; faster time to market.

•	Reduced downtime — people can join meetings right from their desks.

•	Improved access to data.

•	Improved continuity of operations in the event of disaster.

      In addition, the Company’s solutions:

•	Leverage existing investments in PCs, servers, applications and network infrastructure.

•	Extend investments in existing videoconferencing infrastructure to real-time rich media communications.

•	Provide unlimited use of concurrent ports, with no usage-based charges, resulting in lower total cost of ownership than ASP hosted solutions, which charge per-minute, per-participant fees and require external audio conferencing costs.

•	Provide free client software, extending web conferencing to more potential participants.

•	Deliver increased security, allowing an organization to keep sensitive data inside its firewall.

Product Categories

      For the years ended December 31, 2003, 2002 and 2001, the Company recorded revenues in the amount of $21.3, $24.4 and $27.7 million, respectively. The Company’s revenue is of three types: Software, Product and Support services. Software revenue primarily consists of revenue from the sale of the Click to Meet family of software products. Product revenue consists of revenue from the sale of ATM legacy hardware products, including hardware products sourced from third parties and sold by the Company. Support services revenue consists of software license subscriptions, hardware maintenance, training, installation and consulting revenue. For the years ended December 31, 2003, 2002 and 2001, Software revenues were $13.0, $11.4 and $4.2 million, respectively. For the years ended December 31, 2003, 2002 and 2001, Product revenues were $1.9, $8.5 and $18.0 million, respectively. In 2003, the Company formally announced that it had exited from the legacy ATM hardware market that had been the principal contributor to the Company’s Product revenues. For the years ended December 31, 2003, 2002 and 2001, Support services revenues were $6.5, $4.6 and $5.5 million, respectively.

Customer Support and Services

      The Company provides support to its reseller channels on a global basis through its Customer Service and Technical Support Organizations. The support and service products include subscriptions, pursuant to which customers may receive updates to software products during the subscription period, typically one year, telephone and on-site support, repair of hardware products, installation and training.

Marketing and Sales

      The Company markets and sells its products primarily through indirect sales channels, including value-added resellers, original equipment manufactures (OEMs), service providers and integrators supported by its sales and sales engineering team. This effort is global in scope with Fist Virtual Communications offices in the United Kingdom, France, Germany, Italy, Japan, Korea and China. Although real-time rich media communications is still an emerging technology and sales activities require extensive involvement by its direct sales force, the Company will continue to work primarily through resellers because of the reach, access and support infrastructure they provide. The Company also intends to expand its business by marketing its products to a variety of additional potential OEM customers in the real-time rich media communications market.

      For the years ended December 31, 2003, 2002, and 2001, approximately 38%, 32% and 21%, respectively, of our revenue was generated from customers outside of the United States.

Research and Development

      We recognize that a strong technical base is essential to our long-term success, and we have made a substantial investment in research and development. We intend to continue to make substantial investments in product development and to participate in the development of industry standards. The Company monitors changing customer needs and works closely with its partners, end-user customers and market research organizations to track changes in the marketplace, including emerging industry standards. The Company intends to maintain its product development focus on software products for the real-time rich media communications market. The focus of the development efforts will include continued integration with other infrastructure and desktop products, increased scalability, support of emerging standards and creation of additional tools for developers and partners.

      The Company’s research and development expenditures totaled $8.9 million, $9.9 million and $12.6 million for the years ended December 31, 2003, 2002, and 2001, respectively. The Company performs its principal research and product development activities at its facility in Nashua, New Hampshire, and its facility in La Gaude, France.

Competition

      The market for real-time rich media solutions and infrastructure is very competitive. Since the barriers to entry in this market space are relatively low and the potential market is large, First Virtual Communications expects continued growth in the industry and the entrance of new competitors in the future.

      The Company currently competes, or expects to compete, directly or indirectly with the following categories of providers:

•	H.323 multi-call unit (MCU) vendors, such as Polycom and RADVISION;

•	Videoconferencing client vendors, such as Polycom, Tandberg and VCON;

•	Groupware vendors, such as Lotus (SameTime) and Microsoft;

•	IP communications infrastructure providers, such as Cisco and Alcatel; and

•	Application service providers, such as Microsoft, WebEx and Raindance.

      The competitive environment in real-time rich media communications is predicated on two attributes. The first is whether the method of delivery is a service through an Application Service Provider (ASP) or premise based model, in which customers operate the software on their own servers and network. The second involves the richness of the media experience, which is a combination of number of users and number of media. The strength and uniqueness of the Company’s competitive position is its multipoint, multimedia, scalable, standards-based and open software architecture for deployment at the customer premise. This uniqueness is evident not only in the Company’s real-time rich media solutions but also in the infrastructure that it provides to certain customers and partners. Because of this, many of the competitors cited above also represent potential partners for these infrastructure product offerings.

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

Manufacturing

      The Company currently produces its products at its facility in Redwood City, California by transferring images of the software to CD-ROM discs and shipping them directly to its customers. Some customers also are provided software through electronic download over the Internet. In the future, it is likely that the Company will also use third parties to perform some, or all, of these activities.

Employees

      As of March 15, 2004, the Company employed 140 individuals full-time. In addition, the Company employs a number of temporary, contract employees. The Company’s employees are not represented by a collective bargaining agreement and the Company believes its relationships with its employees are good.

Available Information

      We make available free of charge on, or through, our Internet web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet address is http://www.fvc.com. The reference to our web site does not constitute incorporation by reference of the information contained in, or that can be accessed through, our web site.

Risk Factors

      In addition to the other information provided in this report, the following risk factors should be considered in evaluating the Company and its business.

The Company has a history of operating losses and will incur losses in the future. The Company may never generate sufficient revenue to achieve profitability.

      The Company has incurred operating losses in each quarter since it commenced operations in 1993. The Company expects to continue to devote substantial resources to its research and development and sales and marketing activities. As a result, the Company expects that it will continue to incur operating losses for the foreseeable future. The Company’s revenue decreased from $24.4 million for the year ended December 31, 2002 to $21.3 million for the year ended December 31, 2003. The Company incurred net losses of $24.3 million and $9.9 million for the years ended December 31, 2002 and 2003, respectively. At December 31, 2003, the Company had an accumulated deficit of $121.6 million.

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

      The Company has experienced in the past, and is likely to experience in the future, fluctuations in revenue, gross margin and operating results. Various factors could contribute to the fluctuations in revenue, gross margin and operating results in the future, including the Company’s:

•	success in developing our real-time, rich media Web conferencing business and in developing, introducing and shipping new products and product enhancements, particularly for Click to MeetTM and the Conference Server;

•	success in accurately forecasting demand for new orders that may have short lead-times before required shipment, product mix, percentage of revenue derived from original equipment manufacturers, or OEMs, versus distributors or resellers;

•	new product introductions and price reductions by competitors;

•	results from strategic collaborations;

•	use of OEMs, distributors, resellers, and other third parties;

•	ability to attract, retain and motivate qualified personnel;

•	research and development efforts and success; and

•	selling, general and administrative expenditures.

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

The Company’s success depends on the market’s acceptance of real-time, rich media communications products and services, including Click to Meet and Conference Server.

      The Company’s success depends in part on the market’s acceptance of real-time rich media communications products, including Click to Meet and Conference Server. Potential end-users must accept video applications as a viable alternative to face-to-face meeting, conventional classroom-based learning as well as relatively new applications, such as the use of real-time rich media communications in marketing, selling and manufacturing. The market for many of these applications is still small and in the early development stage. If real-time, rich media, Web conferencing and broadband video services fail to achieve broad commercial acceptance or if such acceptance is delayed, the Company’s business, financial condition and results of operations will be materially adversely affected. The Company anticipates that significant revenue and growth in the foreseeable future will come from the sale of its Click to Meet and Conference Server products and services. Broad market acceptance of these products and services is therefore critical to the Company’s operating success.

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

      The market price of the Company’s common stock has been extremely volatile in the past and, like that of other technology companies, is likely to be volatile in the future, depending upon many factors, including:

•	fluctuations in the Company’s financial results;

•	technological innovations or new commercial products developed by the Company or its competitors;

•	establishment of and success of corporate partnerships or licensing arrangements;

•	announcements by the Company or others regarding the acquisition of technologies, products or companies;

•	regulatory changes and developments that affect the Company’s business;

•	developments or disputes concerning patent and proprietary rights and other legal matters;

•	an adverse outcome from pending or any future legal matters;

•	issuance of new or changed stock market analyst reports and/or recommendations;

•	the ability to raise additional financing; and

•	economic and other external factors.

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

The Company may need to raise additional funds in the future.

      We believe the Company has adequate cash and access to cash to meet its anticipated working capital and capital expenditure requirements for the next 12 months. However, the Company may need to raise additional funds through debt sources and/or the issuance of equity securities in the future. If additional funds are raised through the issuance of equity securities, the percentage ownership of existing stockholders of the Company will be reduced, stockholders may experience additional dilution, and the new equity securities may have rights, preferences or privileges senior to those of the holders of the Company’s common stock. Additional financing may not be available when needed or on terms favorable to the Company, or at all. Additionally, if delisting from Nasdaq occurs, it will be more difficult to raise additional funds. If adequate funds are not available or are not available on acceptable terms, it could have a material adverse effect on the Company’s business, financial condition and operating results. The Company may be required to delay, scale back or eliminate some or all of its development programs for its products and may be unable to take advantage of future opportunities or respond to competitive pressures.

If the Company is de-listed from The Nasdaq SmallCap Market, the market price and market liquidity of the Company’s common stock would be materially adversely affected.

      The Company’s common stock currently is listed on The Nasdaq SmallCap Market. Pursuant to its rules, The Nasdaq National Market de-listed the Company’s shares from The Nasdaq National Market based on the shares trading below $1.00 per share on The Nasdaq National Market for a period of 30 consecutive trading days. On September 9, 2002, the Company’s shares began trading on The Nasdaq SmallCap Market. In October 2002, the Company received a letter from Nasdaq advising it that the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days by March 26, 2003 in order to continue trading on the Nasdaq SmallCap Market, subject to appeal by the

Company. On April 1, 2003, the Company received an additional letter from Nasdaq advising that, based on recent Nasdaq modifications to the bid price rules, it would be granted an additional 90 calendar day period within which to remedy the bid price deficiency. To demonstrate compliance with the minimum bid price requirement, the Company implemented a 1-for-5 reverse stock split on June 27, 2003. After demonstrating a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days, the Company regained compliance with the Nasdaq SmallCap Market requirements. However, on July 31, 2003, the Company received an additional letter from Nasdaq indicating that as of July 30, 2003, the Company failed to comply with Nasdaq rules that require that the Company have a minimum of $2,500,000 in stockholders’ equity or $35 million market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year.

      The Company attended an oral appeal hearing with a Nasdaq Listing Qualifications Panel (“Panel”) on October 16, 2003 and requested an extension of time to regain compliance and demonstrate its ability to sustain compliance with the minimum stockholders’ equity requirement. The Panel provided the Company with additional time to regain compliance and demonstrate its ability to sustain compliance with the minimum stockholders’ equity requirement. On November 10, 2003, the Company announced that it had entered into definitive agreements to sell approximately 5.7 million shares of its common stock in a private placement. The transaction closed on November 12, 2003, resulting in gross proceeds to the Company of approximately $10.3 million, or approximately $9.3 million net of placement fees and cash expenses. Investors in the private placement also received five-year warrants to purchase up to 2.9 million shares of common stock at an exercise price of $1.79 per share. The Company was notified by Nasdaq on December 2, 2003 that it was then in compliance with the requirements for listing on the Nasdaq SmallCap market. However, the Company could in the future again fail to comply with Nasdaq’s minimum listing requirements.

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

The Company’s success depends on third parties in the Company’s distribution channels.

      The Company currently sells its products through OEMs, distributors and resellers. The Company’s future performance will depend in large part on sales of its products through these distribution relationships, such as those with Net One, NEC and a large number of others. Agreements with distribution partners generally provide for discounts based on the Company’s list prices, and do not require minimum purchases or restrict development or distribution of competitive products. Therefore, entities that distribute the Company’s products may compete with the Company. In addition, OEMs, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling the Company’s products. The Company additionally depends on its distribution relationships for most customer support, and expends significant resources to train its OEMs, distributors and resellers to support these customers. These entities can generally terminate the distribution relationship upon 30 days notice. The loss of a distribution relationship or a decline in the efforts of a material distributor, or loss in business or cancellation of orders from, significant changes in scheduled deliveries to, or decreases in the prices of products sold to, any of these distribution relationships could have a material adverse effect on the Company’s results of operations.

The Company expects to rely on a limited number of large customer projects for its revenue in the future. Losing one or more of these customers may adversely affect the Company’s future revenue.

      The Company depends on a limited number of large end-user projects for a majority of its revenue which has resulted in, and may in the future result in, significant fluctuations in quarterly revenue. The Company expects that revenue from the sale of products through large resellers to account for a significant percentage of its revenue in any particular quarter for the foreseeable future. Additionally, a significant portion of the Company’s revenues from software products has been to government agencies, including national, state and local governments in the US and internationally. In 2003, approximately one third of the Company’s revenue was through resellers to the US Federal Government, including the US Department of Defense, various organizations of the US Army, Navy and Air Force, and some agencies on the civilian side of the Federal government. Government customers are often subject to budgetary pressures and may from time to time reduce their expenditures and/or cancel orders. The loss of any major customer, or any reduction or delay in orders by a customer, or the failure of the Company or its distribution partners to market the Company’s products successfully to new customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Because sales of some of the Company’s products require a lengthy sales effort and implementation cycle, revenue may be unpredictable, and the Company’s business may be harmed.

      Sales of some of the Company’s products have required and will continue to require an extended sales effort. For some projects, the period from an initial sales call to an end-user agreement can range from six to twelve months and can be longer. Therefore, the timing of revenue and related cash flows may be unpredictable. Lengthy delays in receiving orders and payment, and recognizing revenue could have a material adverse effect on the Company’s financial condition and results of operations.

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

      The market for real-time rich media communications products, including Web conferencing products and services, is extremely competitive. Because the barriers to entry in the market are relatively low and the potential market is large, the Company expects continued growth in existing competitors and the entrance of new competitors in the future. Many of the Company’s current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than that of the Company. Therefore, these companies may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their competing products and services. As a result, the Company may not be able to compete successfully with existing or new competitors in the rich media Web conferencing and collaboration solutions market. In addition, as a result of Microsoft Corporation’s acquisition of Placeware, Inc., Cisco Systems’ acquisition of Latitude Communications, Inc., and Polycom’s acquisition of Voyant, companies with greater resources are investing in the Web conferencing market which will lead to even greater competition. The Company believes that its ability to compete successfully in this market depends on a number of factors both within and outside its control, including:

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

      The commercial success of the Company will depend, in part, on the Company not breaching third-party intellectual property rights. The Company licenses certain third-party technology for use in its products, but is subject to claims and the risk of litigation alleging infringement of other third-party intellectual property rights. A number of companies have developed technologies or received patents on technologies that may be related to or be competitive with the Company’s technologies. For example, the Company has received letters from Avistar Communications Corporation and Philips Electronics North America Corporation advising the Company that it may need a license to the respective company’s patents based on the technology used in the Company’s products. The Company has not conducted a patent search relating to the technology used in its products. In addition, since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed, which, if issued as patents, would relate to the Company’s products. The Company’s lack of patents may inhibit the Company’s ability to negotiate or obtain licenses from or oppose patents of third parties, if necessary.

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

      Certain events or changes in circumstances would require the Company to assess the recoverability of the carrying amount of long-lived assets. Although no adjustments of the carrying value of its long-lived assets was required in the year ending December 31, 2003, the Company recorded impairment charges of $3.3 million in the year ending December 31, 2002 relating to technology acquired in a prior acquisition and $6.6 million relating to goodwill. In addition, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 142, in July 2001, whereby goodwill must be evaluated annually and whenever events or circumstances occur which indicate goodwill might be impaired. The Company adopted SFAS No. 142 on January 1, 2002. The Company will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and may incur substantial impairment charges that could adversely affect the Company’s financial results in the future.

The Company faces additional risks from its international operations.

      The Company’s international business involves a number of risks that could adversely affect its operating results or contribute to fluctuations in those results. The Company’s revenue from international sales represented 38%, 32% and 21%, respectively, of its total revenue in the fiscal years ended December 31, 2003, 2002 and 2001, respectively. The Company intends to seek opportunities to expand its product and service offerings into additional international markets, although the Company may not succeed in developing localized versions of its products for new international markets or in marketing or distributing products and services in those markets.

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

Future changes in financial accounting standards or practices or existing taxation rules or practice may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

      A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, any changes required that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our financial results.

The anti-takeover provisions of our certificate of incorporation and bylaws, and provisions of Delaware law could delay or prevent a change of control that you may favor.

      Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. The provisions of our certificate of incorporation and bylaws, among other things:

•	divide our board of directors into three classes, with members of each class to be elected for staggered three-year terms;

•	limit the right of stockholders to remove directors;

•	regulate how stockholders may present proposals or nominate directors for election at annual meetings of stockholders; and

•	authorize our board of directors to issue preferred stock in one or more series, without stockholder approval.

      In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law, this provision could also delay or prevent a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate crosses the 15 percent stock ownership threshold.

Control by Insiders.

      As of March 15, 2004, the Company’s executive officers, directors and their affiliates beneficially owned approximately 1.1 million shares, or approximately 8%, of the then outstanding shares of the Company’s common stock. As a result, these persons may have the ability to influence control over the Company and direct its affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company, and making certain transactions more difficult or impossible absent the support of these stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for shares of common stock.

Item 2.	Properties

      The Company is headquartered in Redwood City, California, where it leases approximately 19,700 square feet of space that houses administrative, sales, marketing, engineering, customer service and operations. The space is occupied pursuant to an operating lease that expires in 2013. The Company also leases approximately 27,225 square feet of space in Nashua, New Hampshire that houses product development, sales, marketing, customer service and related support functions. The space is occupied pursuant to an operating lease that expires in July of 2005. Additionally, the Company has rental agreements for small sales offices in the United States, Europe and Asia. Aggregate rental expense under these facility leases for the year ended December 31, 2003 was approximately $1.3 million. The Company believes that its existing facilities are adequate to meet current needs.

Item 3.	Legal Proceedings

Visitalk.com

      On February 11 2003, the Company received an adversarial complaint filed by Visitalk.com in the United States Bankruptcy Court for the District of Arizona, in connection with Visitalk.com’s reorganization proceedings, alleging a claim for breach of contract and seeking damages in the amount of $435,000, based on allegations that the Company, through CUseeMe Networks, Inc., aka White Pine Software, Inc., acquired by the Company in June 2001, breached a written license agreement entered into in April 1999. In April 2003, the Company filed a Motion to Stay Proceedings and Compel Matter to Arbitration with the United States Bankruptcy Court for the District of Arizona. In June 2003, the parties reached a mutual agreement to dismiss the adversarial action with prejudice, exchange a mutual general release of all claims and waive attorney’s fees and costs. The parties have executed a formal settlement agreement, but the settlement will not become effective until approved by the Bankruptcy Court. On our about December 5, 2003, Visitalk.com filed a Notice of Motion to Approve Compromise of Preference Claims by which it has sought the Bankruptcy Court’s approval of the settlement. No order of approval has yet been entered by the Bankruptcy Court.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock is traded on The Nasdaq SmallCap Market under the symbol “FVCX.”

      On June 26, 2003 the Company’s Board of Directors approved a 1-for-5 reverse split of the Company’s common stock, effective at 5:00 pm EDT on June 27, 2003, with trading commencing on a post-reverse stock split basis on market open on Monday June 30, 2003. The reverse split was previously approved by the stockholders at the Company’s June 13, 2003 Annual Stockholders Meeting. As of 5:00 pm EDT on June 27, 2003, each five shares of the Company’s outstanding common stock was automatically combined and converted into one share of common stock. In addition, the Company’s outstanding options, warrants and other securities were automatically adjusted to reflect the reverse stock split. All outstanding common stock and outstanding option and warrant numbers reflected in this Report on Form 10-K, reflect the 1-for-5 reverse stock split.

      The following table sets forth, for the periods indicated, the high and low price per share of the Company’s common stock as reported on The Nasdaq National Market through September 8, 2002 and on The Nasdaq SmallCap Market commencing September 9, 2002. All prices have been adjusted to reflect the 1-for-5 reverse stock split of the common stock described above.

	High	Low

2002
First Quarter	$7.15	$3.65
Second Quarter	$4.15	$2.15
Third Quarter	$3.50	$1.65
Fourth Quarter	$2.15	$1.25
2003
First Quarter	$2.00	$1.35
Second Quarter	$5.75	$1.50
Third Quarter	$4.30	$1.75
Fourth Quarter	$2.63	$1.50

      As of March 15, 2004, there were approximately 369 holders of record of the Company’s Common Stock. On March 15, 2004, the last sale price reported on The Nasdaq SmallCap Market for the Company’s Common Stock was $1.50 per share.

      The Company has never declared or paid any cash dividends on its capital stock. The Company intends to retain any future earnings to support operations and to finance the growth and development of the Company’s business and does not anticipate paying cash dividends for the foreseeable future.

Item 6.	Selected Financial Data

      The following table presents summary selected historical data of the Company as of and for each of the five years in the period ended December 31, 2003.

	Year Ended December 31

	2003	2002	2001	2000	1999

	(In thousands, except share and per share data)
Statement of operations data
Revenues	$21,323	$24,414	$27,661	$40,011	$45,700
Total operating expenses(1)	27,625	40,472	39,651	37,024	31,803
Operating loss	(9,882)	(24,437)	(32,540)	(19,844)	(14,954)
Net loss	(9,974)	(24,322)	(31,601)	(18,787)	(14,328)
Net loss per share:
Basic and diluted(2)	(1.11)	(0.64)	(6.28)	(5.45)	(4.35)
Balance sheet data
Cash, cash equivalents and short-term investments	12,159	8,435	9,384	23,928	8,821
Working capital	5,040	735	8,363	31,729	21,878
Total assets	20,109	19,760	38,158	46,941	40,199
Total debt	2,500	—	36	119	228
Accumulated deficit	(121,563)	(111,588)	(87,266)	(55,665)	(36,878)
Total stockholders’ equity	8,501	6,773	26,357	36,730	27,812

(1)	Operating expenses included non-cash employee stock compensation charges of $32,000, $26,000, $114,000, $267,000, and $493,000, for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

(2)	See Note 1 to the consolidated financial statements for an explanation of the computation of net loss per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the financial condition and results of operations of the company should be read in conjunction with the financial statements and the notes thereto included in Part IV, Item 15 of this report on Form 10-K. In addition to the historical information contained in this item, this item contains forward looking statements within the meaning of Section 27(a) of the Securities Act and Section 21(e) of the Exchange Act that involve risks and uncertainties. These forward looking statements include, without limitation, statements containing the words “believe,” “anticipates,” “expects,” and words of similar import. Such forward looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the risk factors set forth above in “Business/Overview,” “Business/Risk Factors,” the risk factors set forth in this item and elsewhere in this Form 10-K. The Company assumes no obligation to update any forward looking statements contained herein.

Overview

      The Company delivers integrated, software technologies for real-time rich media Web conferencing and communications solutions. The Company combines its expertise in networking systems, real-time audio and video technology, and Web-based collaboration to provide integrated voice, video, data, text and streaming media solutions for a wide range of real-time rich media applications, including Web conferences, broadcasts, video-on-demand, videoconferences and video calls over converged multi-service networks. The Company was incorporated in California in October 1993 and reincorporated in Delaware in December 1997. The Company first shipped its products in 1995.

      As a result of the Company’s acquisition of CUseeMe Networks in June 2001, we are now able to provide a broad range of integrated real-time rich media Web conferencing solutions that run seamlessly across multiple network types to enterprise customers and service providers worldwide.

      In the year ended December 31, 2003, the Company recorded $21.3 million in revenue, a decrease of 13% compared to the previous year. The Company derived its revenue in 2003 from the sale of real-time rich media communications software and services, and to a relatively minor extent, specialized networking hardware equipment. These products were sold to enterprise customers, which include business customers, government agencies, educational institutions and healthcare providers, primarily through indirect sales channels and to telecommunications service providers.

      The following table summarizes the percentage of total revenue by enterprise customers and service providers:

	Year Ended
	December 31,

	2003	2002	2001

Enterprise customers	91%	80%	71%
Service providers	9%	20%	29%

Total	100%	100%	100%

      The Company’s internal sales force qualifies and stimulates end-user demand, and manages the Company’s strategic relationships with its distribution partners, including OEMs, VARs and systems integrators. At December 31, 2003 CompView, Inc. represented 18% of total accounts receivable. At December 31, 2002, CEWinc.com represented 20% of total accounts receivable.

      The Company maintains sales offices in the United Kingdom, France, Germany, Italy, Japan, Korea and China and distributes its products in both Europe and Asia through resellers and distributors in more than 25 countries. For the years ended December 31, 2003, 2002 and 2001, approximately 38%, 32% and 21%, respectively, of the Company’s sales were generated from customers outside of the United States. The Company expects that revenue from shipments to customers outside of the United States will continue to represent a significant portion of its future revenue. In addition, the Company believes that a small portion of its sales through OEMs, resellers and integrators are ultimately sold to international end-users. Revenue from the Company’s international operations are subject to various risks, including seasonality, longer payment cycles, changes in regulatory requirements and tariffs, reduced protection of intellectual property rights, political and economic restraints, and currency risks, among others. To date, the Company has not engaged in any foreign currency hedging activity.

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

      Revenue recognition. We derive our revenue from primarily three sources (i) Software, the sale of software licenses, (ii) Products, the sale of hardware, and (iii) Support services, including software license maintenance, hardware maintenance and repair, installation and training. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

      The Company licenses its software products under perpetual licenses. The Company sells its products and services via its direct sales force and through domestic and foreign resellers and distributors. The Company delivers some of its Software and Support services, primarily updates to software, via the Internet.

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

      For all direct sales by the Company, except those completed via the Internet, the Company uses either a binding purchase order or other signed agreement as evidence of an arrangement. For sales over the Internet, the Company uses a credit card authorization as evidence of an arrangement. Sales through distributors are evidenced by a master agreement governing the relationship with or without binding purchase orders on a transaction by transaction basis.

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

      A provision is made upon revenue recognition for the estimated cost to repair or replace products under warranty arrangements as described in Note 10 to our financial statements.

      Sales returns and other allowances, allowance for doubtful accounts and litigation. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Specifically, management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales return and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales return and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns and other allowances amounted to $204,000 at December 31, 2003, compared to $548,000 at December 31, 2002. Similarly, management must estimate the extent to which outstanding accounts receivable are collectible. Management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of December 31, 2003, our accounts receivable balance was $2.4 million, net of allowance for doubtful accounts of $378,000. At December 31, 2002, our accounts receivable balance was $4.1 million, net of allowance for doubtful accounts of $1.0 million.

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

      Valuation of Inventories. The Company writes down its inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the years ended December 31, 2003, 2002 and 2001, the Company recorded inventory related charges of $24,000, $1.4 million and $7.3 million, respectively, to reduce the value of inventories for certain excess and obsolete products. During 2003, the Company completed its transition from selling hardware products to selling software products. The Company had only fully-reserved inventory related to its legacy hardware products as of December 31, 2003. The production costs of software are immaterial, with media, packaging materials and other direct product costs charged to cost of revenues in the period incurred.

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

      When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We determine that the carrying value of goodwill may not be recoverable when the fair value of the Company is less than the book value of the Company. We measure any impairment by the excess of the implied fair value of the Company’s goodwill with the carrying amount of the Company’s goodwill. Net intangible assets, long-lived assets, and goodwill amounted to $5.0 million and $6.2 million as of December 31, 2003 and 2002, respectively. The Company recorded no impairment losses related to goodwill and other intangible assets during the year ended 2003. During the year ended December 31, 2002, the Company recorded $9.9 million of impairment losses related to goodwill and other intangible assets, as described below.

      On January 1, 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we reclassified workforce related intangibles of $1.4 million to goodwill and ceased to amortize approximately $6.9 million of goodwill and $1.4 million related to the assembled workforce, in connection with our acquisition of CUseeMe in 2001. In 2002 and 2003, we recorded approximately $619,000 and $1.6 million, respectively, of amortization on intangible assets related to technology and licenses acquired in the CUseeMe acquisition. We performed an impairment review of our property and equipment, goodwill and intangible assets in 2002 and an annual impairment review in 2003. We recorded no impairment charges related to goodwill during 2003 and $6.6 million of impairment charges related to goodwill during the year ended December 31, 2002 in connection with our annual impairment review, based on an impairment analysis prepared by management using valuations completed by an outside appraiser.

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supercedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121). SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company recorded no impairment charges related to intangible assets in 2003 and $3.3 million of impairment charges related to intangible assets in 2002, which is included in the $9.9 million impairment charge noted above.

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

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $74.3 million as of December 31, 2003, due to uncertainties related to our ability to utilize all of the deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

      The following table sets forth certain items from the Company’s Consolidated Statements of Operations as a percentage of total revenue for the periods indicated. The data set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,

	2003	2002	2001

Revenues	100.0%	100.0%	100.0%
Cost of revenues	16.8%	34.3%	74.3%

Gross profit	83.2%	65.7%	25.7%

Operating expenses:
Research and development	41.8%	40.7%	45.4%
Sales and marketing	52.4%	39.3%	41.8%
General and administrative	31.4%	45.2%	47.2%
Acquisition and other non-recurring charges	3.9%	40.5%	8.9%

Total operating expenses	129.5%	165.8%	143.3%

Operating loss	(46.3)%	(100.1)%	(117.6)%
Other income (expense), net	(0.4)%	0.5%	3.4%

Net loss	(46.7)%	(99.6)%	(114.2)%

      Revenues. Revenues decreased $3.1 million to $21.3 million in 2003, a decline of 13% from $24.4 million in 2002 and 23% from $27.7 million in 2001. The decrease in 2003 primarily resulted from a decrease in revenues from the sales of Products, primarily ATM legacy hardware, partially offset by increased sales of Software and Support services, primarily software subscriptions.

      The following table summarized the total revenue by software, products and support service (in thousands):

	Year Ended December 31,

	2003	2002	2001

Software	$12,958	$11,367	$4,192
Product (hardware)	1,878	8,469	17,967
Support services	6,487	4,578	5,502

Total revenues	$21,323	$24,414	$27,661

      Software revenues primarily consisted of revenue from the sale of licenses for the Click to Meet (“CTM”) family of software products including CTM Express, CTM Select, CTM Premier and CTM Conference Server. Software revenues increased $1.6 million to $13.0 million in 2003, an increase of 14% from $11.4 million in 2002. This increase resulted from the Company’s focus on marketing and selling software-based products and the expansion of its customer base worldwide, offset in part by a decrease in licensing fees from a reseller in Japan pursuant to an agreement which expired in September 2002. Software revenues increased $7.2 million to $11.4 million in 2002, an increase of 171% from $4.2 million in 2001. This increase reflected the impact of new product introductions and the fact that 2002 was the first full calendar year following the merger with CUseeMe in June 2001.

      Product revenues consist of revenue from the sale of ATM legacy hardware products including products sourced from third parties and sold by the Company. Product revenues decreased $6.6 million to $1.9 million in 2003, a decrease of 78% from $8.5 million in 2002. Product revenues decreased $9.5 million to $8.5 million, a decrease of 53% from $18.0 million in 2001. The decreases in both years 2003 and 2002 were primarily a result of the lower demand and lower average selling prices for hardware-based ATM legacy products.

Additionally, the Company provided only limited marketing and promotional support to these products in 2003 and 2002. The Company has not introduced any new or enhanced products in this category during the past two years. The Company notified its customers that as of May 1, 2003, it is no longer offering ATM legacy products for sale other than products currently in its fully reserved inventory. The Company expects only minimal revenues from the sales of hardware products in the future.

      Support service revenues consist of software license subscriptions, software support, hardware maintenance, training, installation and consulting revenues. Support service revenues increased $1.9 million to $6.5 million in 2003, an increase of 42% from $4.6 million in 2002, primarily due to higher sales of software subscriptions for the Company’s CTM product family, offset in part by declining revenues for support services associated with hardware products. Support service revenues decreased 17% in 2002, compared to 2001, primarily due to a decline in hardware maintenance revenue due to reduced shipments of hardware products, offset in part by increased sales of software subscriptions.

      Costs of Revenues. Costs of revenues consist primarily of costs associated with the purchase of components from outside manufacturers or the manufacture of the Company’s legacy products by outside manufacturers and related costs of freight, inventory obsolescence, royalties, warranties and customer support costs, which were charged against income in the period incurred. Total costs of revenues decreased $4.8 million to $3.6 million in 2003, a decrease of 57% from $8.4 million in 2002. As a percentage of total revenues, cost of sales declined to 17% in 2003, from 34% in 2002. Total costs of revenues decreased $12.2 million to $8.4 million in 2002, a decrease of 59% from $20.6 million in 2001. As a percentage of total revenues, cost of revenues declined to 34% in 2002, from 74% in 2002. In the three years ended December 31, 2003, 2002 and 2001, the decline in costs of revenues was the result of lower shipments of hardware products, partially offset by increased sales of software products and services. The Company expects costs of revenues as a percent of revenue to remain in a range of 15% to 20% in 2004. Gross margin represents the difference between revenues and cost of revenues as a percentage of revenues. Overall gross margin in 2003 was 83%, compared to 66% in 2002 and 26% in 2001.

      Cost of software revenues was $889,000 in 2003, compared to $682,000 in 2002. The gross margin on software revenues was 93% and 94% during the years ended December 21, 2003 and 2002. Cost of software revenue decreased to $682,000 in 2002 from $790,000 in 2001. The gross margin on software revenue increased to 94% in 2002 from 81% in 2001, primarily due to fewer shipments of software bundled with hardware.

      Cost of product revenue decreased by 90%, or $5.5 million, to $581,000 in 2003, from $6.1 million in 2002. The decrease was primarily due to the lower sales volume of product revenue and the sales of fully reserved legacy ATM inventory of $882,000, which had no associated cost of revenue during 2003. These write downs occurred in prior periods, including a provision for excess and obsolete inventory of $1.4 million related to legacy ATM products in 2002. The gross margin on product revenue increased to 69% in 2003 from 29% in 2002, primarily due to sales of fully reserved inventory. Cost of product revenue decreased by 65%, or $11.3 million, to $6.1 million in 2002, from $17.4 million in 2001. The decrease was primarily due to the lower sales volume of product revenue and reduced charges for excess and obsolete inventory of $5.9 million related to legacy ATM products in 2002. The gross margin on product revenue increased to 29% in 2002 from 3% in 2001, also primarily due to reduced charges for excess and obsolete inventory of $5.9 million in 2002.

      Cost of support service revenues increased $466,000 to $2.1 million in 2003, from $1.6 million in 2002. This increase was primarily due to an increase in personnel related expenses, including additional staff, to support our increasing customer base. The gross margin on support service revenues increased to 67% in 2003, from 64% in 2002, primarily due to the increase in the revenue from support services, partially offset by increases in the cost of support services. Cost of support service revenue decreased $736,000 to $1.6 million in 2002, from $2.4 million in 2001. This decrease was primarily due to a decrease in personnel related expenses after the Company implemented cost cutting measures throughout the organization. The gross margin on support service revenues increased to 64% in 2002, from 57% in 2001, primarily due to the decrease in cost of support service revenues.

      Research and development. Research and development expense consists primarily of personnel costs, cost of contractors and outside consultants, supplies and material expenses, equipment depreciation and overhead costs. Research and development expenses decreased $1.0 million to $8.9 million in 2003, a reduction of 10% from the $9.9 million recorded in 2002. The decrease in absolute dollars was principally due to the lower equipment and maintenance expense and lower facility costs resulting from the relocation of the Company’s California office from Santa Clara to Redwood City in May of 2003 and discontinuation of development activities in India in May 2003. As a percentage of total revenues, research and development expense was 42% in 2003, compared to 41% in 2002 and 45% in 2001. The increase in research and development expense as a percentage of revenue in 2003 compared to 2002 was due to lower sales in 2003, while the decrease in research and development expense as a percentage of revenue in 2002 compared to 2001 was due to a lower spending for research and development activities. The Company expects research and development expenses, as expressed in absolute dollars, to be lower in 2004 compared to 2003, primarily due to a reduction in the number of software products supported by research and development activities.

      Sales and marketing. Sales and marketing expense includes personnel and related overhead costs for sales and marketing, costs of outside contractors, advertising, trade shows and other marketing and promotional expenses. Sales and marketing expense increased $1.6 million to $11.2 million in 2003, an increase of 17% compared to the $9.6 million in 2002. Expenses in 2003 increased $518,000, primarily due to expansion of our Asia sales office with higher personnel and other expenses and higher compensation expense resulting from our acquisition of our FVC.Com (Asia) distributor offset in part by lower facilities costs. In 2002, the Company recorded a reduction in sales and marketing expense of $359,000, reflecting collection of a customer receivable that had previously been deemed uncollectible. Sales and marketing expenses decreased by $2.0 million to $9.6 million in 2002, a decrease of 17% from $11.6 million in 2001. The decrease in absolute dollars was principally due to a $1.0 million reduction in trade show and marketing activities, a $184,000 decrease in expense associated with demonstration equipment and supplies, a $130,000 decrease in personnel-related expenses, and a $327,000 decrease in other expenses. These reductions occurred after the Company implemented cost cutting measures throughout the organization. Additionally, in 2002, the Company recorded a $359,000 benefit from the recovery of a customer receivable which had previously been deemed uncollectible. As a percentage of total revenues, sales and marketing expense was 52% in 2003, compared to 39% in 2002 and 42% in 2001. The increase in sales and marketing expense as a percentage of revenue in 2003 compared to 2002 was due to lower revenue and higher sales and marketing expense in 2003, while the decrease in sales and marketing expense as a percentage of revenue in 2002 compared to 2001 was due to lower spending in 2002. The Company expects sales and marketing expense, as expressed in absolute dollars, to increase slightly in 2004 compared to 2003.

      General and administrative. General and administrative expense includes personnel and related overhead costs for finance, human resources, information technology, product operations and general management. General and administrative also includes the cost of the Company’s Directors and Officers liability insurance, and the amortization of the costs of intangible assets. General and administrative expense declined by $4.3 million to $6.7 million in 2003, a 39% decrease from the $11.0 million in 2002. The decrease in 2003 primarily was due to a reduction of $785,000 in bad debt expense resulting from the Company’s improved credit procedures, a reduction of $513,000 in personnel expenses, $900,000 in professional fees, $2.2 million in amortization expense resulting from the write-down of intangibles at December 31, 2002, reduced facilities costs and other expenses. General and administrative expenses declined by $2.0 million or 15% in 2002, to $11.0 million, from $13.0 million in 2001. The decrease was mainly due to a decrease of $942,000 in personal-related expenses, a $257,000 decrease in equipment and maintenance expense and a $206,000 decrease in other expenses after the Company implemented cost cutting measures throughout the organization. A further reduction of $595,000 in amortization expense was realized after the Company ceased to amortize goodwill. As a percentage of total revenue, general and administrative expense was 31% in 2003, 45% in 2002 and 47% in 2001. The decrease in general and administrative expense as a percentage of revenue in 2003 compared to 2002 and 2001 was due to lower spending in 2003. The Company expects general and administrative expenses, as expressed in absolute dollars, to be lower for 2004 compared to 2003.

      Acquisition and other non-recurring costs, net. Non-recurring charges of $838,000 in 2003 included $678,000 due to the relocation of the Company’s California office from Santa Clara to Redwood City and $160,000 for costs related to the discontinuation of the Company’s India operations, both in May 2003. The cost of the office relocation includes $350,000 of loss from retirement of fixed assets, $259,000 of refurbishment cost and $69,000 of moving cost. The $9.9 million of non-recurring charges in 2002 included a $6.6 million impairment charge related to goodwill and a $3.3 million impairment charge related to intangible assets associated with the acquisition of CUseeME in 2001. Non-recurring charges of $2.5 million in 2001 included $276,000 of in-process research and development costs as a result of our acquisition of CUseeMe Networks, $1.1 million of impairment of goodwill associated with the Company’s 1998 acquisition of ICAST Corporation and $1.1 million of costs associated with the reductions in our workforce during the year ended December 31, 2001.

      Other income (expense), net. Other income (expense), net consists primarily of interest expense relating to the Company’s credit facilities and long-term debt, offset in part by interest income earned on short term investments and cash balances. Other expense totaled $92,000 in 2003, compared to other income of $115,000 and $665,000 in 2002 and 2001, respectively. The decline in other income (expense), net in 2003 from 2002 primarily was due to the financing costs related to our term loan with Silicon Valley Bank during 2003 and a decline in interest income as a result of lower market interest rates and lower cash balances. The decrease in other income in 2002 from 2001 was primarily the result of lower interest rates and a lower average cash balance in 2002 compared to 2001.

      Minority Interest in Consolidated Subsidiary. Minority interest reflects the interest of minority stockholders in the operating results of the Company’s consolidated subsidiary in the United Kingdom. The Company acquired a controlling interest in this entity in May 1999 and acquired the remaining 48% interest on July 31, 2002 for aggregate consideration of $570,000. In 2001, the amount primarily reflects the portion of losses in this subsidiary that were attributable to minority stockholders.

      Income taxes. As of December 31, 2003, the Company had net operating loss carry forwards of approximately $152 million and $35 million for federal and state tax purposes, respectively, available to reduce future taxable income. These carry-forwards, if not utilized to offset future taxable income, will expire at various dates beginning in 2013. In addition, the Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize net operating losses and credit carry forwards may be limited as the result of such an “ownership change” as defined in this legislation. No benefit has been recorded for income taxes for any of the periods presented as the Company believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it will not be able to realize the benefit of these net operating losses. Thus, a full valuation reserve has been recorded as set forth in Note 8 of notes to consolidated financial statements.

Liquidity and Capital Resources

      Since inception, the Company has financed its operations primarily through private and public placements of equity securities, revenue from sales of the Company’s products and services and to a lesser extent through certain credit facilities. As of December 31, 2003, the Company had cash, cash equivalents and short-term investments of $12.2 million and working capital of $5.0 million.

      In April 2003, the Company executed an agreement with Silicon Valley Bank for a $3 million credit facility that could be used by the Company at any time prior to December 31, 2003. The interest rate was equal to the bank’s prime rate plus 2.25% with a floor at 6.5%. The Company paid a $22,500 commitment fee at the closing and is subject to a commitment fee of 0.25% per annum on any unused borrowings, with this fee paid quarterly. The term loan is secured by all of the Company’s assets, including intellectual property rights, and contains certain financial covenants, including the maintenance of cash deposits at the bank of not less than $2.9 million and a liquidity covenant. The liquidity covenant requires that the sum of (i) the amount of the Company’s unrestricted cash on deposit in the bank, plus (ii) the Company’s eligible accounts receivable, divided by (iii) the amount outstanding under the loan agreement be at all times equal to 2.0 or higher. The liquidity covenant is only applicable if the loan is drawn down. Funds drawn under the facility will be recorded as a secured term loan, fully amortized and repaid over a three-year period. In June 2003, the Company borrowed the full $3 million available under agreement.

      In April 2003 the Company entered into a private equity line financing agreement with Ralph Ungermann, Executive Chairman of the Company’s Board of Directors, under which the Company may require Mr. Ungermann to purchase up to $1 million of our common stock at a purchase price of $1.55 per share during the period from April 14, 2003 through April 13, 2004. The Company may draw down funds under the private equity line financing agreement up to four times during the 12 month term of the agreement, with each draw for a minimum of $250,000. Following completion of the private equity financing in November 2003 the Company determined that use of this line of financing will not be required and it is expected that the line will expire unused on April 13, 2004.

      In November 2003, the Company completed a financing in which it issued 5,732,408 shares of common stock at $1.79 per share and warrants to purchase 2,866,199 shares of common stock with an exercise price of $1.79 per share, resulting in proceeds of approximately $9.3 million net of fees and expenses. The warrants are exercisable for five years, commencing November 12, 2003. The investors in the financing included Special Situations Fund, including Special Situations Technology Fund, L.P., of which Adam Stettner, a member of the Company’s Board of Directors, serves as Managing Director. The Company retained Roth Capital Partners (“Roth”) as its exclusive agent for this financing and paid to Roth a fee of 7% of the gross proceeds and a warrant to purchase up to 458,592 shares of the Company’s common stock at a price of $2.15 per share. The warrant has a five-year term and is exercisable beginning May 12, 2004.

      Since inception, the Company has experienced significant net operating losses, including net losses in 2003 of $9.9 million with $7.8 million of cash used in operating activities in 2003. In 2002, the Company incurred net losses of $24.3 million and used $4.9 million of cash in operating activities. Management currently expects that operating losses and negative cash flows will continue in the year 2004.

      In order to reduce costs and conserve cash, in February 2004 the Company commenced a reduction in its workforce of approximately 20% or 30 employees. The reduction is expected to be completed early in the second calendar quarter of 2004 and will reduce the Company’s payroll by approximately $3 million annually.

      Management believes that the Company’s existing cash and investments, together with the funds provided pursuant to its credit facility with its bank are adequate to fund the Company’s operations through the first quarter of 2005. However, the Company’s cash requirements depend on several factors, including the rate of market acceptance of its products and services, the ability to expand and retain its customer base and other factors. If the Company fails to achieve its planned revenue or expense targets, management believes that it has the plans, intent and ability to curtail capital and operating spending to ensure that cash and investments will be sufficient to meet the Company’s cash requirements through March 31, 2005.

      Net cash and cash equivalents increased by $3.7 and $1.4 million in 2003 and 2002, respectively.

      Cash used in operating activities totaled $7.8 million in 2003 and was comprised primarily of a $9.9 million net loss and reductions of accrued liabilities ($882,000), deferred revenue ($810,000) and accounts payable ($292,000), partially offset by non-cash charges of $2.0 million representing depreciation and amortization and reductions in accounts receivable ($1.4 million). Cash used in operating activities totaled $4.9 million in 2002, comprised primarily of a $24.3 million net loss and a decrease of $2.1 million in accounts payable, partially offset by non-cash charges totaling $14.7 million, an increase of $3.7 million in deferred revenue, a decrease of $2.1 million in accounts receivable, and a reduction of $1.1 million in inventory.

      Cash used in investment activities totaled $613,000 in 2003, principally consisting of capital expenditures ($476,000) and disbursements related to the 2002 acquisition of our UK-based subsidiary. In 2002, cash provided in investment activities totaled $1.3, primarily from sales of short-term investments, totaling $2.3 million, offset in part by capital expenditures of $566,000 and cash paid to acquire FVC.com UK of $437,000. Capital expenditures in both years were comprised primarily of computers, computer peripherals and computer-based equipment used in the Company’s software development activities.

      Cash provided by financing activities was $12.1 million in 2003, primarily consisted of proceeds from the issuance of common stock and warrants ($9.6 million) and proceeds from a 3-year term loan with our bank ($3.0 million), offset in part by partial repayment of the principal of the loan ($500,000). In 2002, cash provided by financing activities was $5.0 million, primarily from the proceeds from the sale of common stock and warrants and the issuance of common stock under the Company’s stock option plans and the Employee Stock Purchase Plan.

      The Company’s future contractual obligations and other commitments are as follows (in thousands):

	Years Ending December 31,

							After
Contractual Obligation	Total	2004	2005	2006	2007	2008	2008

Principal of long-term debt	$2,500	$1,000	$1,000	$500	$—	$—	$—
Operating leases	7,810	1,022	924	784	762	768	3,550

Total contractual cash obligation	$10,310	$2,022	$1,924	$1,284	$762	$768	$3,550

      As of December 31, 2003, we had recorded accrued liabilities of $4.3 million, including $1.8 million for personnel related expenses, $126,000 for trade show and other marketing related expenses, $465,000 for legal and professional fees, $123,000 for warranty reserve, $107,000 for severance related to the departure of certain former employees and $1.7 million for other costs and expenses. We also had a balance of $900,000 in accounts payable as of December 31, 2003.

      In order to aggressively pursue business opportunities, the Company expects to seek equity investments from existing or potential strategic partners in the future. Should the Company sell additional equity, the sale may result in dilution to the Company’s current stockholders. The Company also expects to seek additional capital from the public and/or private equity markets that may result in dilution of the Company’s current stockholders. There can be no assurance that any financing will be available at acceptable terms or at all.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

      As of December 31, 2003, the Company held a total of $12.2 million of cash, cash equivalents and short-term investments. Of the $12.2 million, only $89,000 represented short-term investments. These securities, which consist primarily of corporate medium term notes and other corporate debt, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels as of December 31, 2003, the decline in fair value of the portfolio would not be material.

      The Company transacts substantially all of its operations in United States dollars and therefore is not subject to fluctuations in foreign exchange rates. Accordingly, the Company currently does not use derivative financial instruments. The Company has no fixed rate obligations. To the extent that the Company utilizes its line of credit from the bank or other sources, it will be exposed to short term interest rate risk. As of March 15, 2004, the Company had $1 million of short term debt and $1.3 million of long term debt representing the amount owed to its bank under a term loan. The quarterly rate of interest on this loan is the lower of the bank’s prime rate plus 2.25 percentage points but in no event less than 6.5%. Although changes in interest rates would increase the Company’s interest expense, it is not expected that such increases would result in an adverse material impact on its financial condition.

Item 8.	Financial Statements and Supplementary Data

      The Company’s Consolidated Financial Statements and Notes thereto are included in this Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There has been no change in or disagreement with the Company’s independent accountants during the two most recent fiscal years.

Item 9A.	Controls and Procedures

      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-1(e) promulgated under the Exchange Act) were effective.

      An evaluation was also performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of any changes in the Company’s internal controls over financial reporting that occurred during the Company’s past fiscal quarter and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls. That evaluation did not identify any change in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART III

      Certain information required in Part III of this Report is incorporated by reference to the Company’s proxy statement (the “Proxy Statement”) for the Company’s 2004 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC in accordance with Regulation 14A under the Exchange Act no later than April 30, 2004.

Item 10.	Directors and Executive Officers of the Registrant

      (a) Identification of Directors: The information concerning the Company’s directors and nominees is incorporated by reference from the section entitled “Proposal I: Election of Directors” in the Proxy Statement.

      (b) Identification of Executive Officers: The information concerning the Company’s Executive Officers is incorporated by reference from the section entitled “Executive Officers” in the Proxy Statement.

      (c) Compliance with Section 16(a) of the Exchange Act: The information required by this item is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

      (d) We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.fvc.com. Stockholders may request a free copy of the Code of Business Conduct and Ethics from:

First Virtual Communications, Inc.
Attention: Investor Relations
3200 Bridge Parkway, Suite 202
Redwood City, CA 94065
(650) 801-6500
http://www.fvc.com

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference from the sections entitled “Compensation of Executive Officers” and “Other Matters” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

      The information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is incorporated by reference from the section entitled “Proposal 2 — Approval of the Amendment to the 1997 Equity Incentive Plan, As Amended” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountants Fees and Services

      The information required by this item is incorporated by reference from the section entitled “Proposal 5 — Ratification of Selection of Independent Auditors — Independent Auditor Fees” in the Proxy Statement.

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

      (a) List of Exhibits required by Item 601 of Regulation S-K. See part (c), below.

      (b) Reports on Form 8-K.

      On October 28, 2003, we filed a report on Form 8-K dated October 28, 2003 relating to the results of the fiscal quarter ended September 30, 2003. Under the Form 8-K, we furnished (not filed) pursuant to Item 12 under Item 7 the press release entitled “First Virtual Communications Announces Third Quarter Results” relating to the results of the fiscal quarter ended September 30, 2003, which furnished press release included our condensed consolidated balance sheet as of December 31, 2002 and unaudited condensed consolidated balance sheet as of September 30, 2003 and our unaudited consolidated statement of operations for the three months and nine months ended September 30, 2003.

      On November 19, 2003, we filed a report on Form 8-K dated November 20, 2003 announcing that we received a letter from counsel to The Nasdaq Listing Qualifications Panel (the “Panel”) that the Panel determined to continue the listing on our securities on The Nasdaq SmallCap Market, provided we made a public filing with the Securities and Exchange Commission and Nasdaq evidencing shareholders equity of at least $11 million. In response to such request, we filed the report on Form 8-K and furnished our unaudited pro forma condensed consolidated balance sheet as of September 30, 2003, which balance sheet gave pro forma effect to the issuance in October 2003 of 642,921 shares of our Common Stock to Net One Systems Co., Ltd (“Net One”) in exchange for a credit for the return of approximately $1.5 million of our products previously purchased by Net One and the issuance in November 2003 of approximately 5.7 million shares of the our Common Stock and warrants to purchase up to approximately 2.9 million shares of our Common Stock in a private placement with institutional investors, which private placement resulted in gross proceeds to us of approximately $10.3 million, or approximately $8.5 million net of placement fees and expenses, which expenses include a warrant with a value of approximately $800,000 issued to the placement agent as partial consideration for services rendered in connection with the private placement, resulting in net cash proceeds to us of approximately $9.3 million.

      (c) Exhibits. See the Exhibit Index and exhibits filed as part of this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 26th day of March 2004.

FIRST VIRTUAL COMMUNICATIONS, INC.,

By:	/s/ JONATHAN MORGAN

Jonathan Morgan
President and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan Morgan and Truman Cole, his attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all such attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN MORGAN Jonathan Morgan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2004

/s/ GEORGE SOLLMAN George Sollman	Chairman of the Board of Directors	March 26, 2004

/s/ TRUMAN COLE Truman Cole	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004

/s/ NORMAN GAUT Norman Gaut	Director	March 26, 2004

/s/ EDWARD HARRIS Edward Harris	Director	March 26, 2004

/s/ WERNER SCHMÜCKING Werner Schmücking	Director	March 26, 2004

/s/ ADAM STETTNER Adam Stettner	Director	March 26, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of First Virtual Communications, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 31, present fairly, in all material respects, the financial position of First Virtual Communications, Inc., and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets in accordance with the guidance provided in the Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 26, 2004

FIRST VIRTUAL COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,562	$8,352
Short-term investments	597	83
Accounts receivable, net of allowances of $582 and $1,018	2,381	4,080
Inventory	—	613
Prepaid and other current assets	608	406

Total current assets	15,148	13,534
Property and equipment, net	977	2,197
Other assets	751	293
Intangible assets, net	3,233	3,736

Total Assets	$20,109	$19,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,000	$—
Accounts payable	900	1,192
Accrued liabilities	4,268	5,139
Deferred revenue	3,940	6,656

Total current liabilities	10,108	12,987
Long term debt	1,500	—
Commitments and contingencies (See Notes 9 and 13)
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; 27,437 shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 14,523,185 and 8,077,691 shares issued and outstanding, respectively(1)	47	40
Additional paid-in capital	130,280	118,531
Accumulated other comprehensive (loss) income	(263)	(210)
Accumulated deficit	(121,563)	(111,588)

Total stockholders’ equity	8,501	6,773

	$20,109	$19,760

(1)	All share and per share amounts reflect the five-for-one reverse split of the Company’s Common Stock implemented June 27, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST VIRTUAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenue
Software	$12,958	$11,367	$4,192
Product	1,878	8,469	17,967
Support service	6,487	4,578	5,502

Total revenue	21,323	24,414	27,661
Cost of revenue
Software	889	682	790
Product	581	6,053	17,380
Support service	2,110	1,644	2,380

Total cost of revenue	3,580	8,379	20,550

Gross profit	17,743	16,035	7,111

Operating expense:
Research and development	8,922	9,945	12,573
Sales and marketing	11,178	9,588	11,565
General and administrative	6,687	11,045	13,045
Acquisition and other non-recurring charges	838	9,894	2,468

Total operating expense	27,625	40,472	39,651

Operating loss	(9,882)	(24,437)	(32,540)
Other income (expense), net	(92)	115	665
Minority interest in consolidated subsidiary	—	—	274

Net loss	$(9,974)	$(24,322)	$(31,601)

Basic and diluted net loss per share(1)	$(1.11)	$(3.19)	$(6.28)
Shares used in computing basic and diluted net loss per share(1)	8,986	7,631	5,031

(1)	All share and per share amounts reflect the five-for-one reverse split of the Company’s Common Stock implemented June 27, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST VIRTUAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible					Accumulated
	Preferred Stock		Common Stock		Additional	Other		Total
					Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2000	27,437	—	3,466,838	17	92,168	210	$(55,665)	36,730
Common shares issued in conjunction with the acquisition of CUseeMe Networks, Inc.	—	—	3,119,878	16	20,175	—	—	20,191
Issuance of common stock under stock purchase plans	—	—	77,339	—	1,024	—	—	1,024
Exercise of common stock options	—	—	1,544	—	47	—	—	47
Charges for stock compensation	—	—	—	—	23	—	—	23
Accumulated other income (loss)	—	—	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	—	—	(31,601)	(31,601)

Balance at December 31, 2001	27,437	—	6,665,599	33	113,437	153	(87,266)	26,357
Issuance of common stock under private placement	—	—	1,337,200	7	4,923	—	—	4,930
Issuance of common stock under stock purchase plans	—	—	73,483	—	137	—	—	137
Exercise of common stock options	—	—	1,409	—	8	—	—	8
Charges for stock compensation	—	—	—	—	26	—	—	26
Accumulated other income (loss)	—	—	—	—	—	(363)	—	(363)
Net loss	—	—	—	—	—	—	(24,322)	(24,322)

Balance at December 31, 2002	27,437	—	8,077,691	$40	$118,531	$(210)	$(111,588)	$6,773

Issuance of common stock under private placement	—	—	5,732,408	6	9,381	—	—	9,387
Issuance of common stock under equity agreement	—	—	642,921	1	1,499	—	—	1,500
Issuance of common stock under stock purchase plans	—	—	65,969	—	93	—	—	93
Exercise of common stock options	—	—	4,196	—	14	—	—	14
Charges for stock compensation	—	—	—	—	32	—	—	32
Issuance of warrants	—	—	—	—	730	—	—	730
Accumulated other income (loss)	—	—	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	—	—	(9,974)	(9,974)

Balance at December 31, 2003	27,437	—	14,523,185	$47	$130,280	$(263)	$(121,563)	$8,501

The accompanying notes are an integral part of these consolidated financial statements.

FIRST VIRTUAL COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	(9,974)	$(24,322)	$(31,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,954	3,172	3,890
Impairment of goodwill and intangibles	—	9,894	1,083
Write-off of notes receivable	—	227	—
Provision for doubtful accounts	(162)	177	912
Stock compensation	—	26	115
Acquired in-process research and development	—	—	276
Provision for inventory	24	1,438	7,347
Loss on disposal of fixed assets	351	—	217
Other	(12)	(263)	(259)
Changes in assets and liabilities net of effects of acquisitions:
Accounts receivable	1,406	2,108	3,642
Inventory	589	1,137	(3,570)
Prepaid expenses and other assets	13	114	639
Accounts payable	(292)	(2,076)	(1,924)
Accrued liabilities	(882)	(237)	(3,226)
Deferred revenue	(810)	3,720	1,793

Net cash used in operating activities	(7,795)	(4,885)	(20,666)

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(132)	(437)	—
Acquisition of property and equipment	(476)	(566)	(1,416)
Purchase of short-term investments	(628)	(10)	(3,909)
Sale of short-term investments	115	2,365	18,322
Cash acquired in acquisition of CUseeMe Networks, Inc.	—	—	6,601

Net cash provided by (used in) investing activities	(1,121)	1,252	19,547

Cash flows from financing activities:
Proceeds from issuance of stock, net	9,626	5,075	1,071
Repayment of capital lease obligations	—	(36)	(83)
Proceeds from term loan	3,000	—	—
Payments on term loan	(500)	—	—

Net cash provided by financing activities	12,126	5,039	988

Net increase (decrease) in cash and cash equivalents	3,210	1,406	(131)
Cash and cash equivalents at beginning of period	8,352	6,946	7,077

Cash and cash equivalents at end of period	$11,562	$8,352	$6,946

Supplemental cash flow information:
Cash paid for interest	$96	$2	$7
Issuance of options and warrants to third parties	3,781	—	—
Common stock issued and options and warrants issued or
assumed in connection with acquisitions	—	—	4,038

The accompanying notes are an integral part of these consolidated financial statements.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and a Summary of its Significant Accounting Policies

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

      On June 19, 2001, the Company and CUseeMe Networks, Inc. (“CUseeMe”) completed a merger, pursuant to which CUseeMe became a wholly owned subsidiary of the Company. CUseeMe provided innovative software-based solutions to enable voice, video, and data collaboration over IP-based networks. CUseeMe specialized in delivering a solution that was both centrally managed and centrally deployed, enabling large-scale deployments of rich media collaboration to enterprise desktops. As a result of the merger, the Company is able to provide a broad range of integrated real-time rich media Web conferencing solutions that run seamlessly across multiple network types to enterprise customers and service providers worldwide.

      The Company’s management structure represents a single reporting segment.

Liquidity

      In April of 2003, the Company entered into an agreement with Silicon Valley Bank for a $3 million credit facility that could be used by the Company at any time prior to December 31, 2003. On June 23, 2003, the Company exercised its right under the agreement and borrowed $3 million from the bank.

      On April 14, 2003 the Company entered into a private equity line financing agreement with Ralph Ungermann, Executive Chairman of the Company’s Board of Directors, under which the Company may require Mr. Ungermann to purchase up to $1 million of our common stock at a purchase price of $1.55 per share during the period from April 14, 2003 through April 13, 2004. Following completion of the private equity financing in November 2003 the Company determined that use of this line of financing will not be required and it is expected that the line will expire unused on April 13, 2004.

      On November 12, 2003, the Company issued 5,732,408 shares of common stock at $1.79 per share and warrants to purchase 2,866,199 shares of common stock at a price of $1.79 per share, resulting in proceeds of approximately $9.3 million net of fees and expenses.

      The Company has experienced significant net operating losses from inception. In 2003, the Company incurred net losses of $10.0 million and used $7.8 million of cash in its operating activities. Management expects that operating losses and negative cash flows will continue in 2004. The Company believes that existing cash and investments together with its existing financing will be adequate to fund its operations through December 31, 2004. However, the Company’s cash requirements depend on several factors, including the rate of market acceptance of its products and services, the ability to expand and retain its customer base and other factors. If the Company fails to achieve its planned revenue or expense targets, management believes that it has the plans, intent and the ability to curtail capital and operating spending to ensure that cash and investments will be sufficient to meet the Company’s cash requirements at least for the next twelve months.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities of which the Company owns 100% and on which the Company has the ability to exercise significant influence but not control are accounted for under the equity method. As of December 31, 2003, the Company owned, directly or indirectly, 100% of all affiliates. Prior to July 31, 2002, the Company owned 52% of the Company’s distributor in the United Kingdom. On July 31, 2002, the Company acquired the remaining 48% interest of the distributor (see Note 3).

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

Allowance for Doubtful Accounts

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This estimate is based on historical experience, current conditions, trends in the industry and other business factors. In the years ended December 31, 2003 and 2002, the Company recorded provisions for bad debt in the amount of $58,000 and $177,000, respectively. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

      Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. During the years ended December 31, 2003, 2002 and 2001, the Company recorded inventory related charges of $24,000, $1.4 million and $7.3 million, respectively. The majority of these charges related to the write down of inventories for certain excess and obsolete products and to record physical inventory adjustments. The charge has been included in cost of revenue. As of December 31, 2003 all remaining inventory related to legacy hardware products and was fully reserved.

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

Goodwill and Other Purchased Intangible Assets

      Goodwill, representing the excess of purchase price and acquisition costs over the fair value of net assets of businesses acquired, is no longer amortized commencing January 1, 2002 in connection with the adoption of

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires a review of goodwill for impairment on an annual basis. The Company performs its annual impairment review during the fourth quarter of each year. The Company operates as one reporting unit for purposes of reviewing goodwill for impairment. In connection with the Company’s annual impairment review, no impairment charge was recorded for the year ended December 31, 2003, while an impairment charge of $6.6 million was recorded for the year ended December 31, 2002 (see Note 2).

      Other purchased intangibles which include technology acquired in the acquisition of CUseeME in 2001 and licenses are amortized on a straight-line basis over the estimated economic life of five years.

Impairment of Long-Term Assets

      The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-term assets, including intangible assets, may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-term assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of future cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company recorded no impairment charges related to intangible assets during the year ended December 31, 2003, while $3.3 million of impairment losses were recorded related to intangible assets during the year ended December 31, 2002 (see Note 2).

Revenue Recognition

      The Company’s revenue is derived from primarily three sources (i) Software, the sale of software licenses, (ii) Products, the sale of hardware, and (iii) Support services, including software license maintenance, hardware maintenance and repair, installation and training.

      The Company licenses its software products under perpetual licenses. The Company sells its products and services via its direct sales force and through domestic and foreign resellers and distributors. The Company delivers some of its Software and Support services, primarily updates to software, via the Internet.

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

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

      The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations thereof. Options and warrants granted to non-employees are accounted for using the fair value method prescribed by Statement of Financial Accounting Standard No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” The Company makes the pro forma disclosures required by SFAS 123 and Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123.”

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,

	2003	2002	2001

Net loss	$(9,974)	$(24,322)	$(31,601)

Add: stock-based employee compensation expense included in reported net income	32	26	23

Deduct: Total stock based employee compensation expense determined pursuant to SFAS 123	(1,878)	(2,378)	(2,956)

Pro forma net loss	$(11,820)	$(26,674)	$(34,534)

As reported net loss per share (basic and diluted)	$(1.11)	$(3.19)	$(6.28)

Pro forma net loss per share (basic and diluted)	$(1.32)	$(3.50)	$(6,86)

      Compensation cost (included in pro forma net loss and net loss per share amounts only) for the years ended December 31, 2003 2002, and 2001, for the grant date fair value, as defined by SFAS 123, of the purchase rights granted under the Purchase Plan was calculated using the Black-Scholes model with the following assumptions:

	Years Ended
	December 31,

	2003	2002	2001

Risk-free interest rate	3.4%	3.0%	5.0%
Volatility	131%	113%	123%
Option term from grant date (in years)	5	5	5
Dividend yield	0.0%	0.0%	0.0%

      The pro forma SFAS 123 disclosures include compensation expense for purchase rights granted during 2003, 2002, and 2001. The weighted average estimated grant date fair value for purchase rights granted. under the Purchase Plan during 2003, 2002 and 2001 was $0.81, $1.95, and $2.35 respectively.

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

Earnings Per Share

      Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, such as shares of unvested restricted common stock. Diluted earnings (loss) per share are based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. As a result of the losses incurred by the Company during 2003, 2002, and 2001, all potential common shares were anti-dilutive and excluded from the diluted net loss per share calculations.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes securities outstanding as of each period end which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Series A Convertible Preferred stock	27	27	27
Stock purchase warrants	5,214	1,362	709
Stock options	2,174	2,248	2,027

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

      In 2003, 2002 and 2001, Comp View, Inc., AT&T Corporation and EDS Operating Services represented 18%, 10% and 10% of total revenue, respectively. At December 31, 2003 and 2002, outstanding receivables from one customer represented 18% and 20%, respectively, of accounts receivable.

      The following table summarizes the percentage of total revenue by geographic area based on the destination of the related shipments:

	Year Ended
	December 31,

	2003	2002	2001

United States	62%	68%	79%
Asia	22%	19%	4%
Europe	16%	13%	17%

Total	100%	100%	100%

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

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of accumulated other comprehensive income (loss) consists of the following (in thousands):

	December 31,

	2003	2002	2001

Foreign currency translation	$(113)	$(59)	$204
Unrealized (loss) on marketable securities, net of income taxes	(150)	(151)	(51)

	$(263)	$(210)	$153

      The following table represents the calculation of comprehensive income (loss) (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net loss	$(9,974)	$(24,322)	$(31,601)
Cumulative translation adjustment	(53)	(263)	(6)
Unrealized (loss) on marketable securities, net of income taxes	1	(100)	(51)

Total comprehensive (loss)	$(10,026)	$(24,685)	$(31,658)

Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15,2003. The Company adopted SFAS No. 150 in the third quarter of 2003 and such adoption did not have a material effect on the Company’s financial position and results of operations.

      In May 2003, the EITF reached a consensus on EITF Issue No. 03-05, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in Arrangement Containing More-Than-Incidental Software. EITF No. 03-05 addresses the applicability of Statement of Position No. 97-2 regarding software an non-software deliverables in a multiple element arrangement, giving consideration to whether the deliverables are essential to the functionality of one another. EITF Issue No. 0305 is effective for interim periods beginning after August 13, 2003. EITF Issue No. 03-05 did not have a material effect on the Company’s financial position or results of operations in 2003.

      In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period ending after December 15, 2003. FASB Interpretation (FIN) No. 46 did not have a material effect on the Company’s financial position or results of operations.

      In November 2002, the EITF reached a consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 is effective for interim periods beginning after June 15, 2003. The Company adopted EITF No. 00-21 in the third quarter of 2003 and such adoption did not have a material effect on the Company’s financial position or results of operations.

      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that a liability be recorded at fair value in the guarantor s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company adopted FIN No. 45 in the first quarter of 2003. The recognition and initial measurement provisions of FIN No. 45 did not have a material effect on the Company’s financial position or results of operations. The disclosure requirements of FIN No. 45 are contained in Note 9 — Commitments and Note 10 — Warranties.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 in the first quarter of 2003 and there was no material impact on the Company’s financial position or results of operations.

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

      As part of the annual assessment of impairment in 2003, the Company used the fair value measurement requirement, to assess whether or not an impairment of goodwill existed. The fair value was determined primarily by the income approach, which estimates the fair value based on the future discounted cash flows. The first step evaluation of fair value as required by SFAS 142, indicated that an impairment existed. Factors contributing to the impairment charge were the difficult environment in the information technology sector and the slowdown in economic growth. As such, the Company was required to perform the second step analysis to determine the amount of the impairment loss. The second step analysis, which was performed only for 2002, consisted of comparing the implied fair value of the Company’s goodwill with the carrying amount of the Company’s goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill. Based upon this evaluation, for which the Company used an outside appraiser, the Company recorded no impairment charge in 2003, and an impairment charge of $6.6 million, representing 78% of the Company’s goodwill in 2002. The adoption of SFAS 142 had an unfavorable impact on the Company’s results of operations. Amortization of goodwill was $1.3 million in the year ended December 31, 2001.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net loss and basic and diluted net loss per share for the year ended December 31, 2001 are disclosed below, adjusted to remove goodwill amortization as if SFAS 142 had applied to that period.

For the Year Ended

December 31, 2001

(In thousands)
Reported net loss	$(31,601)
Add back: Goodwill amortization	1,291

Adjusted net loss	$(30,310)

Net loss per share — Basic and diluted
Reported net loss per share	$(6.28)
Adjustment for goodwill amortization	0.26

Adjusted net loss per share	$(6,02)

Shares used in computing basic and diluted net loss per share	5,031

      The components of other intangibles as of December 31, 2003, 2002 and December 31, 2001 are shown in the table below:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

	(In thousands)
As of December 31, 2003:
Purchased technology	$3,524	$(2,462)	$1,062
Licenses	763	(567)	196

Total	$4,287	$(3,029)	$1,258

As of December 31, 2002:
Purchased technology	$3,524	$(2,037)	$1,487
Licenses	521	(150)	371

Total	$4,045	$(2,187)	$1,858

As of December 31, 2001:
Purchased technology	$8,106	$(821)	$7,285
Licenses	218	(133)	85

Total	$8,324	$(954)	$7,370

      Amortization for purchased intangible assets was $619,000, $1.4 million and $671,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Future amortization expense related to purchased other intangible assets is estimated to be $613,000 in 2004, $433,000 in 2005 and $212,000 in 2006.

      There are no changes in the carrying amount of goodwill for the year ended December 31, 2003. The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows (in thousands):

Balance as of January 1, 2002	$7,119
Reclassification of workforce-in-place to goodwill	1,355
Impairment	(6,596)

Balance as of December 31, 2002	$1,878

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On January 1, 2002, the Company adopted the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supercedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of “(SFAS 121). SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company recorded no impairment charge related to intangible assets in 2003, while $3.3 million of impairment charge related to intangible assets in 2002 (see Note 7). The impairment change in 2002 comprised of $2.8 million attributable to purchased technology and approximately $500,000 attributable to the CUseeMe trade name. Factors contributing to the impairment charge for the purchased technology were the difficult environment in the information technology sector and the slowdown in economic growth. The Company has ceased using the CUseeMe trade name leading to its diminished valuation. The fair value of the intangible assets was determined by management with the assistance of an outside appraiser primarily by the income approach, which estimates the fair value based on the future discounted cash flows.

Note 3 —	Acquisition of Businesses

Acquisition of FVC.COM (UK) Ltd.

      In May 1999, the Company acquired a controlling interest in FVC.COM (UK) Ltd., a distributor of the Company’s products in the United Kingdom and the Middle East. At that time, the Company acquired 52% of the outstanding stock of a newly incorporated holding company that owned 100% of the shares of this entity, in exchange for a cash payment of $750,000. The transaction was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition.

      In July 2002, the Company acquired the remaining 48% interest of FVC.COM (UK) Ltd. in a transaction accounted for as a purchase business combination. The purchase price comprised cash consideration of $437,000, including direct acquisition costs of $178,000 for legal and consulting fees. Contingent on certain events, the purchase price subsequently increased by $35,000 based on (1) a percentage of the gross profit of the United Kingdom sales territory for the period from June 1, 2002 to December 31, 2002 and (2) the results of collection of certain receivables outstanding as of the acquisition date. Subsequent to the year ended December 31, 2002, the Company fully collected the residual balance of certain receivables outstanding as of the acquisition date. In the quarter ended March 31, 2003, the purchase price increased by $98,000, for a total aggregate cash consideration of $570,000. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. At the acquisition date, the book value of the assets and liabilities acquired approximated fair value; accordingly, the purchase price was allocated to goodwill.

Acquisition of FVC.COM (Asia) Ltd.

      On January 27, 2002, the Company acquired its Hong Kong-based exclusive distributor for Asia, excluding Japan. The purchase price comprised (1) cash consideration of $50,000, plus the amount received by the Company from the receivables of the acquired distributor outstanding as of January 25, 2002, less amounts paid or to be paid for the outstanding liabilities of the acquired distributor as of January 19, 2002; and (2) future cash payments equal to twenty percent of revenue from sales in the territory of Asia, excluding Japan, until the shareholders of the acquired distributor receive an aggregate of $2.0 million. The primary

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholder of the acquired distributor became an employee of the Company and the Company’s obligation to make the 20% of revenue-based contingent consideration lapses upon termination of his employment. Accordingly, the 20% revenue-based consideration to former shareholders is being accounted for as employee compensation expense.

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

      The Company acquired CUseeMe, in a stock-for-stock acquisition, for aggregate consideration of $22.7 million, including direct acquisition costs of $2.5 million for legal, consulting and accounting fees. The Company also issued options to purchase 4,109,888 shares of its common stock in exchange for outstanding options to purchase CUseeMe’s common stock, for which the Black-Scholes option-pricing model value of approximately $1.6 million was included in the purchase price.

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

      The following unaudited pro forma consolidated amounts give effect to the acquisition of CUseeMe as if it had occurred at the beginning of fiscal 2001 (in thousands, except per share data):

Twelve Months Ended
December 31, 2001

Revenue	$30,033
Net loss	$(46,558)
Net loss per share	$(1.40)

      The above pro forma consolidated amounts are not necessarily indicative of the actual results of operations that would have been reported if the acquisition had actually occurred as of the beginning of the

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period described above, nor does such information purport to indicate the results of the Company’s future operations. In the opinion of management, all adjustments necessary to present fairly such pro forma amounts have been made.

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

      The Company regularly monitors and evaluates the realizable value of its marketable securities. If events and circumstances indicate that a decline in the value of these assets has occurred and is other than temporary, the Company records a charge to investment income (expense). At December 31, 2003 and 2002, all short-term investments have been classified as “available-for-sale securities.”

      Available-for-sale securities were comprised as follows (in thousands):

	December 31,	December 31,
	2003	2002

Corporate Notes	$508	$—
Certificate of Deposit	75	70
Equity securities	14	13

	$597	$83

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003 and 2002, the Company’s available for sale securities had contractual maturities of less than one year. Available-for-sale securities are comprised as follows at December 31, 2003 and December 31, 2002 (in thousands):

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2003
Corporate Notes	$508	$—	$—	$508
Equity securities	164	4	(154)	14
Debt securities	75	—	—	75

Total	$747	$4	$(154)	$597

December 31, 2002
Equity securities	$164	$3	$(154)	$13
Debt securities	70	—	—	70

Total	$234	$3	$(154)	$83

Note 5 — Inventory

      Inventories as of December 31, 2003 and December 31, 2002 were (in thousands):

	December 31,	December 31,
	2003	2002

Raw materials	$—	$266
Finished goods	—	347

Total inventory	$—	$613

      The Company notified its customers in May 2003 that it will no longer offer legacy ATM hardware products. All remaining inventory of those products have been fully reserved and the Company intends to dispose of those products by the end of 2004.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Balance Sheet Components

	December 31,

	2003	2002

	(In thousands)
Prepaid expenses and other current assets
Prepaid expenses	$515	$247
Other receivables	93	159

	$608	$406

Property and equipment:
Computers and equipment	$4,012	$7,215
Furniture and fixtures	338	1,016
Leasehold improvements	44	416

	4,394	8,647
Less accumulated depreciation and amortization	(3,417)	(6,450)

	$977	$2,197

Accrued liabilities:
Accrued employee compensation	$1,845	$1,577
Accrued acquisition related liabilities	—	35
Accrued legal and professional fees	465	584
Accrued warranty	123	428
Other	1,835	2,515

	$4,268	$5,139

      As of December 31, 2003 and 2002, property and equipment recorded under capital leases, consisting primarily of computers and equipment, totaled approximately $498,000, with related accumulated depreciation of approximately $498,000 in both years.

Note 7 — Acquisition and Other Non-Recurring Charges, Net

	December 31,

	2003	2002	2001

	(In thousands)
Impairment of goodwill (see Note 2)	$—	$6,600	$—
Impairment of intangibles (see Note 2)	—	3,294	—
Impairment of intangibles from the acquisition of ICAST Corporation	—	—	1,083
Workforce reduction	—	—	1,109
In=process research and development charges	—	—	276
Relocation costs	678	—	—
Closure of India operations	160	—	—

Acquisition and other non=recurring charges, net	$838	$9,894	$2,468

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

Workforce Reduction

      During the year 2001, the Company reduced its workforce by 73 employees. The cost recorded for the layoffs was approximately $1.1 million. No reductions in workforce were recorded in 2002 or 2003.

In-process Research and Development Charges

      In-process research and development charges were incurred in 2001 in conjunction with the CUseeMe acquisition. See Note 3 for a description of the acquisition.

Note 8 — Income Taxes

      No provision or benefit for income taxes has been recognized for any of the periods presented as the Company has incurred net operating losses for income tax purposes and had no carry back potential.

      The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income (loss) before taxes as follows:

	December 31,

	2003	2002	2001

Federal Statutory Rate	(34)%	(34)%	(34)%
Unrecognized benefit of net operating losses and tax credits	34%	34%	34%

	0%	0%	0%

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 related to the following:

	December 31,

	2003	2002

	(In thousands)
Net operating loss carry forwards	$65,709	$49,106
Tax credits	4,146	3,994
Accruals and reserves	1,782	4,576
Property equipment	183	—
State taxes	11	—
Other	21	—
Acquired intangibles	2,427	(1,170)

Total	74,279	56,506
Less: valuation allowance	(74,279)	(56,506)

Net deferred tax assets	$—	$—

      As of December 31, 2003 and 2002, the deferred tax assets were fully offset by a valuation allowance. The net change in the total valuation allowance for the year ended December 31, 2003 and 2002 was an increase of $17,773,000.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management does not believe it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset and related tax benefit have been recognized in the accompanying financial statements.

      Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the U.S. indefinitely.

      As of December 31, 2003, the Company has net operating loss carry forwards for federal and California income tax purposes of approximately $152,386,000 and $34,804,000 respectively. The federal net operating loss carry forwards expire in various periods through 2023. The California net operating loss carry forwards expire in various periods through 2013.

      As of December 31, 2003, unused research and development tax credits of approximately $2,856,000 and $1,709,000 are available to reduce future federal and California income taxes, respectively. Federal credit carry forwards expire in various periods through 2023. California credits will carry forward indefinitely.

      The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize net operating losses and credit carry forwards may be limited as the result of such an “ownership change” as defined in this legislation.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of income (loss) before tax are as follows (in thousands):

	December 31,

	2003	2002	2001

US	$(10,953)	$(24,561)	$(31,738)
Foreign	979	239	137

Total income/(loss) before tax	$(9,974)	$(24,322)	$(31,601)

Note 9 — Commitments

Leases

      The Company leases its office facilities in the United States, United Kingdom, France, Hong Kong, China and India under non-cancelable operating lease agreements that expire from 2004 to 2013. Future minimum lease payments under these leases as of December 31, 2003 are as follows (in thousands):

Operating
Leases

Year ending December 31,
2004	$1,005
2005	907
2006	767
2007	749
2008	768
Thereafter	3,550

Total minimum lease payments	$7,746

      Rent expense under operating leases for the years ended December 31, 2003, 2002 and 2001, was approximately $1.2 million, $1.7 million and $1.6 million, respectively.

Note 10 — Warranties

      The Company sells both software and hardware products. We provide for future warranty costs upon product delivery or from the purchase date. The specific terms and conditions of those warranties vary depending upon the product sold, the country in which the customers are located and agreements we have with various customers.

      Software products generally carry a 90 day warranty from the date of delivery or purchase. Longer warranty periods are provided on a contract by contract basis and are limited. Our liability under these warranties is to replace defective media and in some cases to provide a corrected copy of any portion of the software found not to be in substantial compliance with the published specifications in the product documentation. In such cases, if the Company is unable to make the products conform to published specifications, the Company may be obligated to refund the amount actually paid by customers.

      In the case of hardware manufactured by the Company, our warranties generally commence on the delivery date or purchase date and continue for twelve months.

      Factors that affect our warranty liability include the number of units sold, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability if necessary. The Company has gone through the transition from a hardware-based company to a software-based company

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

since the acquisition of CUseeMe. In 2003 the Company formally notified its customers that it would no longer offer hardware products for sale. During the year the Company reduced its warranty reserve by $249,000 to reflect its warranty liability as of December 31, 2003.

      Changes in our warranty liability, which is included as a component of “Accrued liabilities” on the Consolidated Balance Sheet, during 2003 were as follows:

(In thousands)
Beginning balance as of December 31, 2000	$578
Provision for Warranty liability	1,163
Settlement made under Warranty	(1,270)

Ending balance as of December 31, 2001	471
Provision for Warranty liability	683
Settlement made under Warranty	(726)

Beginning balance as of December 31, 2002	428
Provision for warranty liability	123
Settlement made under warranty	(179)
Reduction to warranty reserve	(249)
Ending Balance as of December 31, 2003	$123

Note 11 — Issuance of Equity Securities

Convertible Preferred Stock

      On June 8, 2000, the Company issued 27,437 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) in a private placement to Vulcan Ventures Incorporated (“Vulcan”) for an aggregate purchase price of $27,437,000. The Preferred Stock is convertible into 866,888 shares of common stock of the Company, as adjusted through June 13, 2003, subject to further adjustment for dilution in the event the Company completes an offering of common stock, subject to certain exceptions, at a price less than $31.65 per share. The Company also issued a five-year warrant to Vulcan to purchase 182,346 shares of common stock at $32.65 per share, as adjusted through June 13, 2003. On the date of issuance, the warrant had an approximate fair market value of $3,700,000 determined using the Black-Scholes pricing model. The warrant provides anti-dilution protection to Vulcan, including protection in the event the Company issues additional shares of common stock, subject to certain exceptions, at a price less than the adjusted purchase price per share. Each share of Preferred Stock has voting rights equal to an equivalent number of shares of common stock into which it is convertible and votes together as one class with the common stock, unless otherwise specified in the Company’s Certificate of Incorporation. The holder of the Preferred Stock has dividend rights on parity with the common stock. Each share of Preferred Stock has a liquidation preference of $1,000 per share. The Company must obtain approval from a majority of the holders of the Preferred Stock in order to alter the Company’s Certificate of Incorporation if such alteration would adversely affect the Preferred Stock and for certain other matters.

Issuance of Common Stock and Warrants

      On March 29, 2002, the Company signed a definitive binding agreement to raise approximately $4.8 million from a private placement of its common stock and warrants. On April 12, 2002, the Company issued 1,337,200 shares of common stock at $3.60 per share and warrants to purchase 668,600 shares of common stock at an exercise price of $5.05 per share, pursuant to the agreement. The exercise price of the warrants is subject to adjustment in the event of certain issuances by the Company. As of December 31, 2003,

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the exercise price was $3.25 per share. The warrants are exercisable for five years, commencing October 12, 2002.

      On September 30, 2003, First Virtual Communications, Inc. entered into an agreement with Net One Systems (Net One), its exclusive distributor in Japan, under which the Company agreed to accept the return of approximately $1.6 million of products previously purchased by Net One and Net One agreed to invest $1.6 million in the Company. In October 2003, following the return of the products, the Company issued to Net One a total of 642,921 shares of the Company’s common stock at $2.45 per share.

      On November 12, 2003, the Company issued 5,732,408 shares of common stock at $1.79 per share and warrants to purchase 2,866,199 shares of common stock with an exercise price of $1.79 per share, resulting in proceeds of approximately $9.6 million net of fees and expenses. The warrants are exercisable for five years, commencing November 12, 2003. The Company retained Roth Capital Partners (“Roth”) as its exclusive agent for this financing and paid to Roth a fee of 7% of the gross proceeds and a warrant to purchase up to 458,592 shares of the Company’s common stock at a price of $2.15 per share. The warrant has a five-year term and is exercisable beginning May 12, 2004.

Warrants

      During the second quarter ended June 30, 2001, the Company issued a warrant to PictureTel Corporation to purchase up to 522,875 shares of the common stock of the Company at an exercise price of $4.55 per share and a term of five years. The warrant was issued in connection with the formation of a strategic technology, marketing and distribution alliance with PictureTel Corporation and provided that it would vest and become exercisable only upon achievement by PictureTel of various milestones set forth in the warrant. As of December 31, 2003, the PictureTel Corporation warrant was not exercisable.

Note 12 —	Stock Plans

1997 Equity Incentive Plan

      The Company has a 1997 Equity Incentive Plan (the “1997 Plan”), which has, as amended, an aggregate of 1,175,000 shares of common stock authorized to be issued pursuant to stock awards granted under the plan. As of December 31, 2003, 135,885 shares of common stock were available for future grants under the 1997 Plan.

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

      Restricted stock purchase awards under the 1997 Plan are to be issued at a price not less than 85% of the fair market value of the stock on the date of grant. Restricted stock purchase awards may be accompanied by a repurchase option in favor of the Company in accordance with a vesting schedule and at a price determined by the Board of Directors. Shares subject to stock awards that have expired or otherwise terminated shall again become available for the grant of awards under the 1997 Plan. To date, the Company has not granted restricted stock purchase awards under this plan.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Equity Incentive Plan

      Under the 1999 Equity Incentive Plan (the “1999 Plan”), as amended, an aggregate of 1,200,000 shares of common stock were authorized to be issued pursuant to stock awards granted under the plan. As of December 31, 2003, 234,994 shares of common stock were available for future grants under the 1999 Plan.

      The 1999 Plan provides for the grant of nonqualified stock options, stock purchase awards and stock bonuses to selected employees and consultants. Directors are not eligible for grants under the 1999 Plan. Options granted under the 1999 Plan are for periods not to exceed ten years, and must be issued at prices not less than 85% of the fair market value of the stock on the date of grant. Options granted under the 1999 Plan are exercisable at such time and under such conditions as determined by the Board of Directors, and generally vest over four years.

      Restricted stock purchase awards under the 1999 Plan are to be issued at a price determined by the Board of Directors. Restricted stock purchase awards may be accompanied by a repurchase option in favor of the Company in accordance with a vesting schedule and at a price determined by the Board of Directors. Shares subject to stock awards that have expired or otherwise terminated shall again become available for the grant of awards under the 1999 Plan. To date, the Company has not granted restricted stock purchase awards under this plan.

1997 Non-Employee Directors’ Stock Option Plan

      Under the 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), as amended, an aggregate of 300,000 shares of the Company’s common stock are authorized for issuance thereunder. As of December 31, 2003, 131,347 shares of common stock were available for future grants under the Directors’ Plan.

      Under the Directors’ Plan, each non-employee director who is first elected to the Board of Directors after the adoption of the plan is automatically granted an option to purchase 8,000 shares of common stock. Each non-employee director is additionally granted an option to purchase 8,000 shares of common stock on each anniversary of the director’s original grant under the Directors’ Plan, so long as the director is not then an employee of the Company, has continuously served as a director during such time and is a member of the board at the time of grant. In addition, each non-employee director serving on the Audit, Compensation and Nominating Committees of the Board of Directors, is granted an option under the Directors’ Plan to purchase 5,000 shares, 3,000 shares and 3,000 shares, respectively, of common stock upon the director’s appointment to the committee and on each anniversary of such director’s original grant upon joining such committee, so long as the director is not then an employee of the Company, has continuously served on the committee during such time and is a member of the committee at the time of grant. Options granted under the Directors’ Plan are granted at the fair market value of the common stock on the date of the grant. Options granted to non-employee directors under the Directors’ Plan currently have a ten-year term and become exercisable on a daily ratable basis over a one year period from the date of the grant.

Other Stock Option Plans

      In addition to the three equity incentive plans described above, the Company has outstanding stock options granted under eight plans originally established by other companies that were subsequently acquired by the Company.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Outstanding options to purchase up to 205,000 shares of the Company’s common stock were outstanding under these plans as of December 31, 2003, and none of the grants outstanding represented restricted stock.

		Shares Outstanding
	Type of Stock Option Grants	December 31, 2003

		(In thousands)
CUseeMe 1996 Plan	ISO and Non-qualified grants	143
CUseeMe NQ97 Plan	ISO and Non-qualified grants	22
CUseeMe N/A Plan (1996)	Non-qualified grants	1
CUseeMe SEP Plan (1996)	Non-qualified grants	1
CUseeMe 2001 Plan	Non-qualified grants	38

		205

      A summary of option activity under the all stock plans are as follows:

	Shares Subject to	Weighted Average
	Options Outstanding	Exercise Price

	(In thousands)
Balance at December 31, 2000	1,319	$38.10
Granted	1,652	5.55
Exercised	(2)	2.45
Cancelled	(942)	34.55

Balance at December 31, 2001	2,027	$18.20

Granted	993	3.60
Exercised	(1)	5.75
Cancelled	(771)	13.80

Balance at December 31, 2002	2,248	$13.25

Granted	704	2.64
Exercised	(4)	3.46
Cancelled	(786)	22.90

Balance at December 31, 2003	2,162	$6.24

      With respect to certain options and restricted stock granted in 1996 and 1997, the Company has recognized a deferred compensation charge of approximately $2.1 million. Further, in early February 1998, after considering various factors including the input provided by the Company’s investment bankers, the board of directors of the Company approved a plan under which 99,900 options previously granted at prices of $2.04 and $2.20 to employees (excluding officers) were exchanged for options with exercise prices of $1.70 per share, which the Board concluded was the fair value of the Company’s common stock at that time. The Company has also recognized a compensation charge of approximately $1.3 million with respect to the 99,900 re-priced stock options and 55,600 additional stock options granted in early February 1998 with exercise prices of $1.70 per share, computed based on a deemed value of $2.04 per share of common stock. The charges referred to above were amortized over the vesting period of the awards, generally five years. The Company recognized $32,000, $26,000, and $115,000 of said charges as compensation expense during the years ended December 31, 2003, 2002 and, 2001, respectively. The deferred compensation relating to these stock option grants was fully amortized in the quarter ended March 31, 2003.

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant option groups outstanding at December 31, 2002 and related weighted average exercise price and contractual life information are as follows:

		Options Outstanding
				Options Exercisable
		Weighted Average
	Number	Remaining	Weighted Average	Number
	Outstanding	Contractual Life	Exercise Price	Exercisable	Weighted Average
Range of Exercise Prices	(In Thousands)	(In Years)	(Per Share)	(In Thousands)	Price (Per Share)

$0.31 – $1.70	227	9.17	$1.44	75	$1.47
$1.75 – $2.16	290	9.48	2.01	44	1.85
$2.25 – $3.00	186	8.68	2.75	95	2.83
$3.30 – $3.75	334	8.22	3.74	142	3.75
$3.95 – $4.05	272	8.94	4.03	92	4.01
$4.07 – $4.98	226	7.52	4.69	149	4.69
$5.00 – $6.20	44	8.05	5.25	33	5.26
$6.23 – $6.25	248	7.02	6.25	206	6.24
$6.35 – $25.94	224	7.02	8.91	150	9.95
$26.56 – $101.175	110	5.62	44.35	100	45.22

Total	2,161	8.15	$6.23	1,086	$8.79

Pro Forma Disclosures

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,

	2003	2002	2001

Net loss	$(9,974)	$(24,322)	$(31,601)

Add: stock-based employee compensation expense included in reported net income	32	26	23

Deduct: Total stock based employee compensation expense determined pursuant to SFAS 123	(1,878)	(2,378)	(2,956)

Pro forma net loss	$(11,820)	$(26,674)	$(34,534)

As reported net loss per share (basic and diluted)	$(1.11)	$(3.19)	$(6.28)

Pro forma net loss per share (basic and diluted)	$(1.32)	$(3.50)	$(6,86)

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted-average estimated grant-date fair value of options granted under the Company’s various stock option plans during 2003, 2002 and 2001 was $2.54 $3.07, and $4.75, respectively. For the years ended December 31, 2003, 2002 and 2001, the fair value of each option on the date of grant was determined using the Black-Scholes model with the following assumptions:

	Years Ended
	December 31,

	2003	2002	2001

Risk-free interest rate	3.4%	3.0%	5.0%
Volatility	131%	113%	123%
Option term from vesting date (in years)	5	5	5
Dividend yield	0.0%	0.0%	0.0%

1997 Employee Stock Purchase Plan

      Under the Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”), as amended to date, an aggregate of 570,000 shares of common stock have been authorized for issuance to participating employees who meet eligibility requirements. As of December 31, 2003, 295,912 shares of common stock were available for future issuance under the Purchase Plan.

      The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s base compensation, including commissions, bonuses and overtime pay, at a price equal to 85% of the fair value of the common stock at the beginning of each offering period or the end of the purchase period, whichever is lower. During 2003, 2001 and 2000, the Company issued 61,875, 73,484, and 77,337 shares of common stock, respectively, under the Purchase Plan for aggregate proceeds of approximately $84,150 $120,766, and $287,000, respectively.

Note 13 — Litigation

Visitalk.com

      On February 11 2003, the Company received an adversarial complaint filed by Visitalk.com in the United States Bankruptcy Court for the District of Arizona, in connection with Visitalk.com’s reorganization proceedings, alleging a claim for breach of contract and seeking damages in the amount of $435,000, based on allegations that the Company, through CUseeMe Networks, Inc., aka White Pine Software, Inc., acquired by the Company in June 2001, breached a written license agreement entered into in April 1999. In April 2003, the Company filed a Motion to Stay Proceedings and Compel Matter to Arbitration with the United States Bankruptcy Court for the District of Arizona. In June 2003, the parties reached a mutual agreement to dismiss the adversarial action with prejudice, exchange a mutual general release of all claims and waive attorney’s fees and costs. The parties have executed a formal settlement agreement, but the settlement will not become effective until approved by the Bankruptcy Court. On our about December 5, 2003, Visitalk.com filed a Notice of Motion to Approve Compromise of Preference Claims by which it has sought the Bankruptcy Court’s approval of the settlement. No order of approval has yet been entered by the Bankruptcy Court.

Note 14 — Transactions with Related Parties

      On March 29, 2002, the Company signed a definitive binding agreement to raise approximately $4.8 million from a private placement of its common stock and warrants. On April 12, 2002, the Company issued 1,337,200 shares of common stock at $3.60 per share and warrants to purchase 668,600 shares of common stock at an exercise price of $5.05 per share, pursuant to the agreement. The exercise price of the warrants is subject to adjustment in the event of certain issuances by the Company and the current exercise price is $3.25 per share. The warrants are exercisable for five years, commencing October 12, 2002. Investors in the offering included Ralph

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ungermann, Executive Chairman of the Company’s Board of Directors, Dr. Norman Gaut, a member of the Company’s Board of Directors, and Special Situations Technology Fund L.P., of which Adam Stettner, a member of the Company’s Board of Directors, serves as the Managing Director.

      On April 14, 2003 the Company entered into a private equity line financing agreement with Ralph Ungermann, Executive Chairman of the Company’s Board of Directors, under which the Company may require Mr. Ungermann to purchase up to $1 million of our common stock at a purchase price of $1.55 per share during the period from April 14, 2003 through April 13, 2004. Following completion of the private equity financing in November 2003, the Company determined that use of this line of financing will not be required and it is expected that the line will expire unused on April 13, 2004.

      On September 30, 2003, First Virtual Communications, Inc. entered into an agreement with Net One Systems (Net One), its exclusive distributor in Japan, under which the Company agreed to accept the return of approximately $1.6 million of products previously purchased by Net One, and Net One agreed to invest $1.6 million in the Company. In October 2003, following the return of the products, the Company issued to Net One a total of 642,921 shares of the Company’s common stock at $2.45 per share.

      On November 12, 2003, the Company issued 5,732,406 shares of common stock at $1.79 per share and warrants to purchase 2,866,203 shares of common stock with an exercise price of $1.79 per share, resulting in proceeds of approximately $9.6 million net of fees and expenses. The warrants are exercisable for five years, commencing November 12, 2003. The investors in the financing included Special Situations Fund, including Special Situations Technology Fund, L.P., of which Adam Stettner, a member of the Company’s Board of Directors, serves as Managing Director. The Company retained Roth Capital Partners (“Roth”) as its exclusive agent for this financing and paid to Roth a fee of 7% of the gross proceeds and a Warrant to purchase up to 458,592 shares of the Company’s common stock at a price of $2.15 per share. The Warrant has a five-year term and is exercisable beginning May 12, 2004.

Note 15 — Loan from Bank

      In April 2003, the Company executed an agreement with Silicon Valley Bank for a $3 million credit facility that could be used by the Company at any time prior to December 31, 2003. The interest rate was equal to the bank’s prime rate plus 2.25% with a floor at 6.5%. The Company paid a $22,500 commitment fee at the closing and is subject to a commitment fee of 0.25% per annum on any unused borrowings, with this fee paid quarterly. The term loan is secured by all of the Company’s assets, including intellectual property rights, and contains certain financial covenants, including the maintenance of cash deposits at the bank of not less than $2.9 million and a liquidity covenant. The liquidity covenant requires that the sum of (i) the amount of the Company’s unrestricted cash on deposit in the bank, plus (ii) the Company’s eligible accounts receivable, divided by (iii) the amount outstanding under the loan agreement be at all times equal to 2.0 or higher. The liquidity covenant is only applicable if the loan is drawn down. Funds drawn under the facility will be recorded as a secured term loan, fully amortized and repaid over a three-year period. In June 2003, the Company borrowed the full $3 million available under agreement. At December 31, 2003 the Company had a total of $2.5 million outstanding under this agreement, of which $1.0 million was included in current liabilities.

Note 16 — Subsequent Events

      On January 21, 2004, Ralph Ungermann, resigned his position as Chairman of the Board of Directors and as a director of the Company. The remaining directors unanimously elected George Sollman as the Chairman of the Board of Directors.

      On February 4, 2004, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-3 which registers the resale of 6,375,329 shares of common stock and 3,325,151 shares of common stock issuable upon exercise of warrants that were issued to investors and the placement agent in a private

FIRST VIRTUAL COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financing completed in November 2003 and to Net One Systems Co., Ltd. in October 2003. The investors in the financing included Special Situations Fund, including Special Situations Technology Fund, L.P., of which Adam Stettner, a member of the Company’s Board of Directors, serves as managing director.

      In February, 2004, the Company commenced a reduction of approximately 20% of its workforce or approximately 30 employees. The reductions will be primarily in the United States and will result in an estimated cost to the Company in the range of $600,000 to $700,000. The cost of this action will be reflected in the Company’s results for the three months ending March 31, 2004.

QUARTERLY SUMMARY

(Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
2003
Revenues	$5,377	$5,894	$5,374	$4,678
Cost of revenues	$831	$991	$936	$822
Loss from operations	$(2,161)	$(2,851)	$(1,940)	$(2,930)
Net loss	$(2,134)	$(2,885)	$(1,992)	$(2,963)
Basic and diluted earnings per share	$(0.26)	$(0.36)	$(0.24)	$(0.27)
Shares used to compute net loss per share	8,097	8,107	8,136	10,959
Non-recurring charge:
Included in cost of revenues related to inventory valuation	$—	$—	$24	$—
2002
Revenues	$6,601	$6,644	$6,137	$5,032
Cost of revenues	$1,348	$3,653	$2,039	$1,339
Loss from operations	$(1,703)	$(4,592)	$(3,650)	$(14,492)
Net loss	$(1,674)	$(4,512)	$(3,627)	$(14,509)
Basic and diluted earnings per share	$(0.25)	$(0.59)	$(0.45)	$(1.80)
Shares used to compute net loss per share	6,674	7,689	8,055	8,073
Non-recurring charge:
Included in cost of revenues related to inventory valuation	$—	$(1,000)	$—	$(438)

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

of First Virtual Communications, Inc.

      Our audits of the consolidated financial statements referred to in our report dated March 26, 2004 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 26, 2004

S-1

FIRST VIRTUAL COMMUNICATIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS
for the Fiscal Years 2003, 2002 and 2001

	Balance at		Deductions
	Beginning	Charged to Costs			Balance at End
Description	of Period	and Expenses	Description	Amount	of Period

Allowance for Doubtful Accounts Receivable:
Fiscal year 2003	$1,018,000	$58,000	Write-offs & adjustments	$698,000	$378,000
Fiscal year 2002	1,640,000	185,000	Write-offs & adjustments	807,000	1,018,000
Fiscal year 2001	470,000	1,170,000 (1)	Write-offs & adjustments	—	1,640,000
Reserve for Returns
Fiscal year 2003	$547,000	$(208,000)	Write-offs & adjustments	$135,000	$204,000
Fiscal year 2002	869,000	(8,000)	Write-offs & adjustments	314,000	547,000
Fiscal year 2001	542,000	502,000	Write-offs & adjustments	175,000	869,000

(1)	Includes $912,000 provision for doubtful accounts recorded during the year ended December 31, 2001 and $258,000 of additional allowance for doubtful accounts, resulting from the acquisition of CUseeMe Networks, Inc.

S-2

EXHIBIT INDEX

Exhibit
No.		Description of Document

2.1		Agreement and Plan of Merger and Reorganization, dated as of March 22, 2001, by and among First Virtual Communications, Inc., FVC Acquisition Corp. and CUseeMe Networks, Inc.(1)
3.1		Amended and Restated Certificate of Incorporation of the Company(2)
3.2		Certificate of Ownership and Merger, effective August 3, 1998(3)
3.3		Certificate of Designation of Series A Convertible Preferred Stock(5)
3.4		Amended Bylaws of the Registrant(2)
3.5		Certificate of Ownership and Merger, effective February 5, 2001(6)
3.6		Certificate of Amendment of Restated Certificate of Incorporation filed on June 19, 2001(6)
3.7		Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on June 26, 2003(14)
4.1		Specimen Common Stock Certificate(3)
4.2		Specimen Series A Convertible Preferred Stock Certificate(5)
4.3		Warrant to purchase 522,875 shares, after giving effect to the 1-for-5 reverse stock split effected in June 2003, of the Company’s Common Stock, dated May 7, 2001, issued by the Company to PictureTel Corporation(7)
4.4		Warrant to purchase 170,000 shares, after giving effect to the 1-for-5 reverse stock split effected in June 2003, subject to adjustment, of the Company’s Common Stock, dated June 8, 2000 issued by the Company to Vulcan Inc.(5)
4.5		Registration Rights Agreement, dated June 8, 2000, between the Company and Vulcan, Inc.(5)
4.6		Warrant to purchase the Company’s Common Stock, dated April 12, 2002, issued by the Company to the purchasers and in the amounts as set forth on Schedule A attached thereto(8)
4.7		Registration Rights Agreement, dated April 12, 2002, by and among the Company and each of the purchasers listed therein(8)
4.8		Warrant to purchase 60,000 shares, after giving effect to the 1-for-5 reverse stock split, of the Company’s Common Stock, dated April 14, 2003, issued by the Company to Ralph Ungermann(12)
4.9		Warrant to purchase 56,250 shares, after giving effect to the 1-for-5 reverse stock split, of the Company’s Common Stock, dated April 3, 2003, issued by the Company to Silicon Valley Bank(12)
4.10		Warrant to purchase 200,000 shares of the Company’s Common Stock, dated September 30, 2003, issued by the Company to Richard T. Peery Separate Property Trust(15)
4.11		Warrant to purchase 200,000 shares of the Company’s Common Stock, dated September 30, 2003, issued by the Company to John Arrillaga Survivor’s Trust(15)
4.12		Registration Rights Agreement, dated as of November 7, 2003, by and among the Company and the purchasers set forth on the Schedule of Purchasers attached thereto(16)
4.13		Warrant to purchase 2,866,199 shares of the Company’s Common Stock, dated November 12, 2003, issued by the Company to the purchasers set forth on the Schedule of Purchasers attached thereto(16)
4.14		Warrant to purchase up to 458,592 shares of the Company’s Common Stock, dated November 12, 2003, issued by the Company to Roth Capital Partners LLC(15)
10	.1*	1997 Equity Incentive Plan, as amended(10)
10	.2*	1997 Employee Stock Purchase Plan, as amended(10)
10	.3*	Form of 1997 Employee Stock Purchase Plan Offering(14)
10	.4*	1997 Non-Employee Directors’ Stock Option Plan(10)
10	.5*	Executive Officers’ Change of Control Plan, as amended
10	.6*	Non-Employee Directors’ Change of Control Plan(4)
10	.7*	1999 Equity Incentive Plan, as amended(13)

Exhibit
No.		Description of Document

10	.8*	Form of Indemnification Agreement between the Registrant and its directors and executive officers(2)
10.9		Stock Purchase Agreement, dated June 8, 2000, between the Company and Vulcan Ventures Incorporated(5)
10.10		Purchase Agreement, dated as of March 29, 2002, by and among the Company and each of the purchasers listed therein(8)
10	.11**	First Virtual Communications Partner Agreement, dated April 1, 2002, between Net One Systems and the Company(9)
10	.12*	Retention Agreement, dated October 3, 2002, between the Company and Ralph Ungermann(11)
10	.13*	Settlement and Release Agreement, dated October 29, 2002, between the Company and Killko Caballero(11)
10	.14*	Settlement and Release Agreement, dated December 12, 2002 between the Company and Timothy Rogers(11)
10	.15*	Offer Letter, dated October 29, 2002, between the Company and Jonathan Morgan(11)
10	.16*	Offer Letter, dated December 12, 2002 between the Company and Frank Kaplan(11)
10	.17*	Offer Letter, dated December 12, 2002 between the Company and Truman Cole(11)
10	.18*	Settlement and Release Agreement, dated January 10, 2003, between the Company and Jeffery Krampf(11)
10.19		Lease Agreement dated March 10, 2003 for 3200 Bridge Parkway, Redwood City, California between the Company and Westport Joint Venture(12)
10.20		Equity Line of Credit Agreement, dated April 14, 2003 between the Company and Ralph Ungermann(12)
10.21		Line of Credit Agreement, dated April 3, 2003 between the Company and Silicon Valley Bank(12)
10.22		Lease Agreement between White Pine Software and Nash-Tamposi Limited Partnership, Five N Associates, dated May 15, 1996(12)
10.23		Amendment No. 5 to Lease Agreement between Company and John Arrillaga and Richard T. Peery, dated March 10, 2003(12)
10	.24*	Employment agreement between the Company and Jonathan Morgan, dated October 9, 2003(15)
10.25		Amendment Number One to the Partner Agreement between the Company and Net One Systems Co., Ltd., dated April 1, 2002(15)
10	.26**	Amendment Number Two to the Partner Agreement between the Company and Net One Systems Co., Ltd., dated September 30, 2003(15)
10	.27*	Employment agreement between the Company and David Weinstein, dated September 4, 2003(15)
10	.28*	Employment agreement between the Company and Frank Kaplan, dated November 25, 2002(15)
10.29		Securities Purchase Agreement, dated as of November 7, 2003, by and among the Company and the purchasers set forth on the Schedule of Purchasers attached thereto(16)
10.30		Equity Investment Agreement effective as of September 30, 2003, by and between the Company and Net One Systems Co., Ltd.(16)
10	.31*	Offer Letter effective November 12, 2003, between the Company and Mark Reid
10	.32*	Offer Letter between the Company and David Bundy(17)
10	.33*	Offer Letter between the Company and Robert Romano, dated December 13, 2002.
23.1		Consent of PricewaterhouseCoopers LLP
24.1		Power of Attorney (included on signature page)
31.1		Certificate of Principal Executive Officer, dated March 26, 2004, required by Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)
31.2		Certificate of Principal Financial Officer, dated March 26, 2004, required by Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

Exhibit
No.	Description of Document

32	Certification of Principal Executive Officer and Principal Financial Officer, dated March 26, 2004, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

      Notes to Exhibits

*	Management contract or compensatory plan or arrangement.

**	Confidential Treatment has been granted with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated April 4, 2001 (File No. 000-23305).

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-38755).

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 11, 1998 (File No. 000-23305).

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 15, 1999 (File No. 333-72533).

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2000 (File No. 000-23305).

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2001 (File No. 000-23305).

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001 (File No. 000- 23305).

(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-88058), as filed on May 10, 2002.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (File No. 000-23305).

(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2002 (File No. 000-23305).

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 15, 2003 (File No. 000-23305).

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2003 (File No. 000-23305).

(13)	Filed as an exhibit to the Company’s Schedule TO, filed on July 25, 2003 (File No. 5-55273).

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003 (File No. 000-23305).

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 (File No. 000-23305).

(16)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-110976), as filed February 4, 2004.

(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-594801), as filed on May 16, 2001.