Form 10QSB
period 2004-03-31
FIRST VIRTUAL COMMUNICATIONS INC
filed 2005-11-30
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------
                                   FORM 10-QSB
                               -------------------


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

            [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____ to ____ .

                        Commission File Number: 000-23305

                       FIRST VIRTUAL COMMUNICATIONS, INC.
                  -----------------------------------------
                  (Exact name of registrant in its Charter)

            Delaware                                    77-0357037
 -------------------------------         ---------------------------------------
 (State or other jurisdiction of         (I.R.S. employer identification number)
  incorporation or organization)

                       303 Twin Dolphin Drive, Sixth Floor
                             Redwood City, CA 94065
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (650) 801-6500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of November 25, 2005, the Company had outstanding 16,613,486 shares of common stock.

================================================================================

                       First Virtual Communications, Inc.

                                   Form 10-QSB

                                      Index

                                                                            Page

               EXPLANATORY NOTE .............................................. 1

     PART 1.   FINANCIAL INFORMATION........................................ F-1

     Item 1.   Financial Statements (unaudited)............................. F-1

               Condensed  Consolidated  Balance  Sheets  at
               March  31,  2004 and December 31, 2003....................... F-1

               Condensed  Consolidated  Statements of  Operations  for
               the three months ended March 31, 2004 and 2003............... F-2

               Condensed  Consolidated  Statements  of Cash  Flows for
               the three months ended March 31, 2004 and 2003............... F-3

               Notes to Unaudited Condensed  Consolidated
               Financial Statements ........................................ F-4

     Item 2.   Management's Discussion and Analysis or Plan of Operations .... 2

     Item 3.   Controls and Procedures ...................................... 15

     PART II.  OTHER INFORMATION ............................................ 15

     Item 1.   Legal Proceedings ............................................ 15

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds... 16

     Item 3.   Defaults upon Senior Securities .............................. 17

     Item 4.   Submission of Matters to a Vote of Security Holders .......... 17

     Item 5.   Other Information ............................................ 17

     Item 6    Exhibits ..................................................... 18

                                EXPLANATORY NOTE

     We are filing this Form 10-QSB for the quarter ended March 31, 2004 simultaneously with our filing of our Forms 10-QSB for the quarters ended June 30 and September 30, 2004.

     As previously noted in our Current Reports on Form 8-K as filed on November 19, 2004, in April 2004, the audit committee of our board of directors initiated a special investigation as a result of the identification by management of several irregular sales transactions, most of which had occurred in our Asia operations. The audit committee retained a special independent legal counsel and though them, independent forensic accountants, to review these transactions. As a result of the pendency of this investigation, we were unable to complete our quarterly financial statements for the quarters ended March 31, June 30, and September 30, 2004, and thus we were unable to release our results and timely file with the SEC this quarterly report on Form 10-QSB, or the quarterly reports on Forms 10-QSB for the for the quarters ended June 30 and September 30, 2004.

     The special investigation is now complete, and the audit committee determined that it was necessary to restate our financial results for the years ended December 31, 2001, 2002, and 2003. We are also now able to file our quarterly reports on Form 10-QSB for each of the quarters ended March 31, June 30 and September 30, 2004. Due to the timing of our filing of these quarterly reports, we are including in each of these quarterly reports material information with regard to our financial condition and our operations subsequent to the periods covered by the respective quarterly reports.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       First Virtual Communications, Inc.
                 Unaudited Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)


                                                      March 31,            December 31,
                                                        2004                   2003
                                                    -------------          ------------

                                                                          (As Restated)
ASSETS
Current assets:
     Cash and cash equivalents                       $     6,888            $   11,562
     Short-term investments                                1,098                   597
     Accounts receivable, net                              1,821                 2,266
     Prepaid and other current assets                        429                   608
                                                    -------------          ------------
         Total current assets                             10,236                15,033
Property and equipment, net                                1,005                   974
Other assets                                                 744                   751
Intangible assets, net                                     3,082                 3,233
                                                    -------------          ------------
                                                     $    15,067            $   19,991
                                                    =============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $       962            $      900
     Current portion of long-term debt                     1,000                 1,000
     Accrued liabilities                                   4,023                 4,268
     Deferred revenue                                      3,904                 4,066
                                                    -------------          ------------
         Total current liabilities                         9,889                10,234

Long-term debt, net of current portion                     1,250                 1,500
                                                                                    --
Stockholders' equity:
     Convertible Preferred Stock, $.001
       par value; 5,000,000 shares authorized;
       27,437 shares issued and outstanding,
       respectively                                           --                    --
     Common stock, $.001 par value;
       100,000,000 shares authorized;
       14,564,271 and 14,523,185 shares
       issued and outstanding, respectively                   47                    47
     Additional paid-in capital                          130,310               130,280
     Accumulated other comprehensive loss                   (325)                 (263)
     Accumulated deficit                                (126,104)             (121,807)
                                                    -------------          ------------
         Total stockholders' equity                        3,928                 8,257
                                                    =============          ============
                                                     $     15,067           $    19,991
                                                    =============          ============

     See accompanying notes to condensed consolidated financial statements.

                       First Virtual Communications, Inc.
            Unaudited Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                  Three months ended
                                             ------------------------------
                                                       March 31,
                                             ------------------------------
                                                2004               2003
                                             ------------------------------
                                                              (As Restated)
Revenue
       Software                               $    2,022       $     3,356
       Product                                        84               645
       Support service                             1,565             1,336
                                             ------------     -------------
                   Total revenue                   3,671             5,337

Cost of revenue
       Software                                       64               166
       Product                                        --               217
       Support service                               588               446
                                             ------------     -------------
                   Total cost of revenue             652               829
                                             ------------     -------------
Gross profit                                       3,019             4,508
                                             ============     =============

Operating expense:
       Research and development                    2,019             2,487
       Sales and marketing                         3,075             2,593
       General and administrative                  1,504             1,624
       Other non-recurring charges                   700                --
                                             ------------     -------------
                   Total operating expense         7,298             6,704
                                             ============     =============
Operating loss                                    (4,279)           (2,196)

Other income (expense), net                          (18)               27
                                             ------------     -------------
Net loss                                      $   (4,297)      $    (2,169)
                                             ============     =============

Basic and diluted net loss per share          $    (0.30)      $     (0.27)
                                             ============     =============
Shares used in computing basic and diluted
       net loss per share                         14,542             8,097
                                             ============     =============

     See accompanying notes to condensed consolidated financial statements.


                       First Virtual Communications, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                            Three Months Ended March 31,
                                                           ------------------------------
                                                               2004             2003
                                                           -------------    -------------
                                                                            (As Restated)

Cash flows from operating activities:
   Net loss                                                 $    (4,297)     $    (2,169)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                328              550
       Provision for returns and doubtful accounts                 (104)             (85)
       Provision for inventory reserve                               --             (156)
       Other                                                        (65)              (6)
       Changes in operating assets and liabilities
           Accounts receivable                                      549              193
           Inventory                                                 --              476
           Prepaid expenses and other assets                        171              (37)
           Accounts payable                                         287               76
           Accrued liabilities                                     (358)            (291)
           Deferred revenue                                        (162)             290
                                                           -------------    -------------
Net cash used in operating activities                            (3,651)          (1,159)
                                                           =============    =============
Cash flows from investing activities:
   Acquisition of property and equipment                           (193)            (136)
   Purchase of short-term investments                              (498)              --
                                                           -------------    -------------
Net cash provided by (used in) investing activities                (691)            (136)
                                                           =============    =============
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                       30               --
   Payment related to issuance of common stock                     (112)              --
   Payment on long term debt                                       (250)              --
                                                           -------------    -------------
Net cash provided by financing activities                          (332)              --
                                                           =============    =============
Net increase (decrease) in cash and cash equivalents             (4,674)          (1,295)

Cash and cash equivalents at beginning of period                 11,562            8,352
                                                           -------------    -------------
Cash and cash equivalents at end of period                  $     6,888      $     7,057
                                                           =============    =============

     See accompanying notes to condensed consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     First Virtual Communications, Inc. (the "Company") has prepared the accompanying financial data for the quarterly period ended March 31, 2004 pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

     In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2004, consolidated results of operations for the three months ended March 31, 2004 and 2003, and consolidated cash flow activities for the three months ended March 31, 2004 and 2003.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

     The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-QSB should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K with special attention as to the restated financial results for 2003, 2002 and 2001 as reported in Form 8-K recently filed with the SEC.

     The unaudited condensed consolidated balance sheet at December 31, 2003 does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

     On June 26, 2003 the Company's Board of Directors approved a 1-for-5 reverse split of the Company's common stock, effective at 5:00 pm EDT on June 27, 2003, with trading commencing on a post-reverse stock split basis on market open on Monday June 30, 2003. The reverse split was previously approved by the stockholders at the Company's June 13, 2003 Annual Stockholders Meeting. As of 5:00 pm EDT on June 27, 2003, each five shares of the Company's outstanding common stock were automatically combined and converted into one share of common stock. In addition, the Company made adjustments to its outstanding options and warrants to reflect the reverse stock split. All outstanding common stock and outstanding option and warrant numbers reflected in this Quarterly Report, reflect the 1-for-5 reverse stock split.

Bankruptcy
----------

     On January 20, 2005, First Virtual Communications, Inc. filed Chapter 11 reorganization cases for itself and its domestic subsidiary, CUseeMe Networks, Inc. (collectively, the "Company"), in the United States Bankruptcy Court for the Northern District of California, San Francisco Division. The Company will continue to operate its business as "debtors in possession" under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company expects to utilize the bankruptcy process to implement a restructuring transaction that included a sale of certain assets. In addition, the Company announced an agreement in principle with its bank lender to continue to have access to working capital during this process. At the present time, the Company does not anticipate that any distributions will be available to holders of the Company's equity securities. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in any of the Company's securities as the value and prospects are highly speculative.

     On August 25, 2005, the Company and the Official Committee of Unsecured Creditors (the "Committee") jointly filed a plan of reorganization (the "Plan") and a related disclosure statement with the United Stated Bankruptcy Court for the Northern District of California, San Francisco Division (the "Bankruptcy Court"). Copies of the Plan and the Disclosure Statement are attached hereto as Exhibits 2.1 and 2.2, respectively. The deadline for filing with the Bankruptcy Court any objection to approval of the Disclosure Statement was September 19, 2005.

     On  November  14,  2005,  the   Bankruptcy   Court  approved  the  Plan  of
Reorganization, which likely will become effective in December 2005.

Disposition of Assets
---------------------

     On March 15, 2005, the Company and its wholly owned subsidiary, CUseeMe Networks, Inc. ("CUseeMe"), completed a sale of substantially all their assets for $7.15 million in cash plus certain additional consideration under an asset purchase agreement dated as of February 28, 2005 with RADvision Ltd. ("RADvision"). On March 14, 2005, the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") had entered an order ("Sale Order") approving the asset purchase agreement, which was the result of a competitive bidding process conducted by the Company and CUseeMe under the supervision of the Bankruptcy Court.

     Under the sale transaction, RADvision acquired substantially all the operating assets, intellectual property and customer contracts of the Company and CUseeMe for $7.15 million in cash and assumption of certain liabilities in exchange for the purchase of the assets, free and clear of any liens, claims, and other interests. In accordance with the Sale Order, the Company and CUseeMe used a portion of the sale proceeds to repay all their outstanding secured indebtedness and to pay a $150,000 break-up fee under a prior asset purchase agreement dated as of February 12, 2005 between the Company, CUseeMe, and an investment partnership led by Millennium Technology Value Partners, L.P., a New York-based private equity fund, Silicon Valley Bank and Morrison & Foerster LLP. Under the sale transaction, RADvision committed for any employee of the Company that RADvision hires, that it would provide the accrued vacation for such person as part of the compensation package for such person. The Sale Order also provides for certain employee protections and other benefits, subject to the consent of the Official Committee of Unsecured Creditors, and certain other payments associated with the sale transaction. The Company and CUseeMe will use the remaining sale proceeds to prosecute and conclude their bankruptcy cases.

Appointment of Chief Restructuring Officer
------------------------------------------

     On June 8, 2005, the Bankruptcy Court entered an order, upon an amended joint application filed by the Debtors and the Official Committee of Unsecured Creditors, authorizing and approving the employment of Gregory Sterling as Chief Restructuring Officer of the Debtors and designating Mr. Sterling as the individual responsible for the duties of the Debtors as debtors in possession. The Company previously reported the terms and conditions of Mr. Sterling's employment in its Form 8-K filed on May 24, 2005.

Liquidity
---------

     The Company has operated at a loss since its inception and has financed its operations primarily through private and public placements of equity securities, revenue from the sale of its products and services and through credit facilities. Cash and cash equivalents totaled $6.9 million at March 31, 2004. Of the Company's cash and cash equivalents at March 31, 2004, $2.3 million was expected to support its outstanding loan obligation to Silicon Valley Bank. Accordingly, the cash resources available for operations as of March 31, 2004 were $4.6 million. At December 31, 2003, the cash resources available for operations totaled $9.1 million.

     During the three months ended March 31, 2004, the Company used an average of approximately $3.7 million of cash to fund its operating activities. The Company completed a restructuring initiative announced in February 2004, which was intended to decrease its personnel related costs. In August 2004, the Company announced an additional restructuring initiative, which was completed during the fourth quarter of 2004 and it reduced personnel and other operating costs worldwide. The Company incurred approximately $400,000 in non-recurring charges in the third and fourth quarters of 2004 related to its implementation.

     In April 2004, the Company received $3.5 million in proceeds from the exercise of 2.0 million warrants held by investors in the November 2003 financing. Also in April, the Company announced that the audit committee of its board of directors had initiated a special investigation. The investigation was completed in November 2004. In connection with the special investigation, the Company has incurred approximately $3.5 million in legal and accounting fees through its completion in November 2004, of which $373,000 was paid during the second quarter and $1.1 million was paid during the third quarter. Repayment of the outstanding balance is secured by substantially all of the assets of the Company, and this security interest is junior and subordinated in most respects to the security interest held by Silicon Valley Bank under the Company's credit facility with them. Additionally, the Company's directors' and officers' liability insurance was renewed in April 2004 and the related premium increased approximately $650,000 above the prior year premium directly resulting from the special investigation. The annual premium was due in May 2004 and accordingly, the Company paid $1.2 million in related insurance premiums during the second quarter.

Stock-based compensation
------------------------

     As of March 31, 2004, the Company maintained stock option plans under which the Company may grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. The Company has chosen to account for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

     The following table illustrates the effect on net loss and net loss per share during the three months ended March 31, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):


                                                            Three Months Ended March 31,
                                                          -------------------------------
                                                               2004              2003
                                                          -------------     -------------

Net Loss                                                       ($4,297)          ($2,169)
                                                          -------------     -------------
Add: Stock-based employee compensation
  expense included in reported net income                           --                --
Deduct: Total stock based employee compensation
  expense determined pursuant to SFAS 123                         (177)             (280)
                                                          -------------     -------------
Pro forma net loss                                             ($4,474)          ($2,449)
                                                          =============     =============
As reported net loss per share (basic and diluted)              ($0.30)           ($0.27)
                                                          =============     =============
Pro forma net loss per share (basic and diluted)                ($0.31)           ($0.30)
                                                          =============     =============

     In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" (SFAS 148). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the annual disclosure provisions of SFAS 148 and adopted the interim disclosure provisions for financial reports beginning with the quarter ended December 31, 2002.

     The weighted-average estimated grant-date fair value of options granted under the Company's various stock option plans was $1.76 and $1.40, respectively, during the three months ended March 31, 2004 and 2003. The fair value of each stock option on the date of grant was determined using the Black-Scholes model with the following assumptions:

                                 Three Months Ended March 31,
                            -------------------------------------
                                 2004                     2003
                            ------------             ------------

  Risk-free interest rate        3.00%                    3.00%
  Volatility                      138%                     113%
  Option term (in years)            5                        5
  Dividend yield                 0.00%                    0.00%

     On July 25, 2003, the Company offered a voluntary employee stock option exchange program to its employees and members of its board of directors. Under the exchange offer, eligible employees and members of the board of directors had the opportunity to exchange their outstanding stock options for new options to be granted under the Company's 1999 Equity Incentive Plan and 1997 Equity Incentive Plan, pursuant to the terms of the replacement option agreements between the Company and its employees and members of the board of directors. Under the exchange offer, all outstanding options were eligible options. The replacement options represented an option to purchase one share of the Company's common stock for each option to purchase three shares of the Company's common stock exchanged; provided, however, that under the exchange offer, options granted in the six-month period immediately preceding the offer date that were cancelled due to the participation in the offer were replaced by the same number of replacement options. The replacement options were granted on the replacement grant date, February 23, 2004 and had an exercise price per share of $1.83, the fair market value of the Company's common stock at the close of trading on the trading day preceding the replacement grant date. The replacement options were to vest in equivalent monthly increments over a 24 month period beginning on February 23, 2004. Replacement options granted to employees located outside the United States were subject to different vesting and other material terms than those described above.

     On May 18, 2004, the Company held its 2004 Annual Meeting of Stockholders, during which the Company's stockholders approved the Company's 1997 Equity Incentive Plan, as amended, and the Company's 1997 Non-Employee Directors Stock Option Plan, as amended.

     The amendments to the 1997 Equity Incentive Plan (i) increased the aggregate number of shares of common stock authorized for issuance under the plan by 1,900,000 shares, and (ii) increased the maximum number of options that may be granted under the plan to any person in any calendar year from 100,000 to 1,000,000 for newly hired employees, and from 100,000 to 500,000 for grants to all other persons.

     The amendments to the 1997 Non-Employee Directors Stock Option Plan increased (i) the aggregate number of shares of common stock authorized for issuance under the plan by 100,000 shares, (ii) amended the terms pursuant to which options granted under the plan become exercisable, (iii) shortened the post-termination exercise period for grants made under the plan from 24 months to nine months, (iv) increased the initial option grants for directors from 8,000 shares to 16,000 shares, (v) approved a one-time grant of an option to purchase 8,000 shares for each current non-employee director of the Company,
(vi) approved a grant of an option to purchase 5,000 shares of common stock to the Chairman of each of the Audit and Compensation Committees of the Board and to the Chairman of the Board and a grant of 3,000 shares of common stock to the Chairman of the Nominating and Corporate Governance Committee of the Board, upon the appointment of a non-employee director as Chairman of the Board and each of these committees and on each anniversary of such appointment, and (vii) deleted the current provisions for annual automatic grants to members of the Audit, Compensation and Nominating Committees of the Board.

     Due to the Company's bankruptcy filing in January 2005 and subsequent November 2005 reorganization approval by the Court, all stock options have effectively been canceled.

Concentrations of credit risk
-----------------------------

     Revenue during the three months ended March 31, 2004 and 2003 and accounts receivable as of March 31, 2004 and December 31, 2003 of customers comprising more than 10% of revenue or receivable are summarized as follows:

                                      Three Months Ended March 31,
                              ------------------------------------------
                                      2004                   2003
                              ------------------     -------------------
   Revenue:
     Company A                         18%                    --
     Company B                         11%                    --
     Company C                         --                     10%

                                   March 31,             December 31,
                                     2004                   2003
                              ------------------     -------------------
   Accounts receivable:
     Company A                         19%                    --
     Company C                         --                     12%
     Company D                         12%                    --
     Company E                         --                     10%

Recent Issued Accounting Pronouncements
---------------------------------------

     In May 2003, the Financial Accounting Standard Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The impact of the effective provisions of SFAS No. 150 has not had a material impact on the Company's financial statements.

     In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" which revises or rescinds certain sections of SAB No. 101, Revenue Recognition in Financial Statements, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In March 2004, the EITF reached a consensus on EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", to create a model that uses more detailed criteria to evaluate whether to record a loss, and includes additional disclosure information about unrealized losses. The consensus also expands the scope of EITF No. 03-1 to investments in equity securities that are both outside the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and not accounted for by the equity method. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The adoption of EITF No. 03-01 did not have a material impact on the Company's results of operations and financial position.

     In April 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-06, "Participating Securities and the Two-Class Method Under Financial
Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share". EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF No. 03-06 is effective for fiscal periods beginning after March 15, 2004. The adoption of EITF No. 03-06 did not have a material impact on the Company's results of operations and financial position.

NOTE 2 - RESTRUCTURING AND SEVERANCE EXPENSES

     The Company recently completed the restructuring of its business announced in February 2004, which reduced its workforce by approximately 20% to 138 employees, primarily in its United States operations. The reduction in force was substantially completed in March 2004 and the Company incurred restructuring charges totaling $700,000 during the three months ended March 31, 2004.
Additionally, the Company incurred approximately $100,000 in additional restructuring charges during the three months ended June 30, 2004 to bring the initiative to completion.

     To further reduce the Company's expenses, on August 11, 2004, the Company implemented an additional restructuring of its business. In this restructuring, the Company closed certain offices in Asia and Europe, reduced personnel by approximately 20% to 100 employees, and reduced professional service costs worldwide. The Company incurred non-recurring charges of approximately $400,000 as a result of this restructuring that has been recorded in the third and fourth quarters of 2004. During the three months ended September 30, 2004, the Company recorded charges of approximately $275,000 and incurred an additional $125,000 during the three months ended December 31, 2004 to bring the initiative to completion.

     There were no restructuring charges recorded during the three months ended March 31, 2003.

NOTE 3 - SHORT TERM INVESTMENTS

     As of March 31, 2004, all of the Company's short-term investments have been classified as "available-for-sale securities" and have contractual maturities of less than one year. Available-for-sale securities were comprised as follows (in thousands):

                          March 31,               December 31,
                         ------------             ------------
                             2004                     2003
                         ------------             ------------
Corporate notes           $    1,006               $      508
Equity securities                 17                       14
Debt securities                   75                       75
                         ------------             ------------
Total                          1,098                      597
                         ============             ============

     Available-for-sale securities are comprised as follows at March 31, 2004 and December 31, 2003 (in thousands):

                                    Unrealized      Unrealized
                      Cost             Gains          Losses        Fair Value
                   ------------    ------------    ------------    ------------
March 31, 2004
Corporate notes     $    1,006      $       --      $       --      $    1,006
Equity securities          164               7            (154)             17
Debt securities             75              --              --              75
                   ------------    ------------    ------------    ------------
Total               $    1,245      $        7      $     (154)     $    1,098
                   ============    ============    ============    ============

December 31, 2003
Corporate notes     $      508      $       --      $       --      $      508
Equity securities          164               4            (154)             14
Debt securities             75              --              --              75
                   ------------    ------------    ------------    ------------
Total               $      747      $        4      $     (154)     $      597
                   ============    ============    ============    ============

NOTE 4 - INVENTORY

     In May 2003 the Company notified its customers that it will no longer offer legacy ATM hardware products. All remaining hardware inventory has been written off and the Company intends to dispose of that hardware by the end of 2004. There was no inventory recorded as of March 31, 2004 and December 31, 2003.

NOTE 5 - NET LOSS PER SHARE

     The Company incurred losses for the three months ended March 31, 2004 and 2003, and as a result all potential common share equivalents were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods. The following table summarizes securities outstanding that were not included in the calculations of diluted net loss per share for the three months ended March 31, 2004 and 2003, since their inclusion would be anti-dilutive (in thousands):

                                          Three Months Ended March 31,
                                     ------------------------------------
                                           2004                2003
                                     ------------------------------------
                                                 (in thousands)

    Common stock options                  1,937               2,134
    Common stock warrants                 5,215               1,370
    Convertible preferred stock             867                 849

     The common stock warrants are exercisable at prices of between $1.35 and $32.65 per share and expire at various times from June 2005 through May 2009. The stock options outstanding at March 31, 2004 had a weighted average exercise price per share of $6.29 and expire at various times between June 2004 and March 2014.

NOTE 6 - WARRANTIES

     The Company sold software products and related services. The Company provided for future warranty costs upon product delivery or from the purchase date. The specific terms and conditions of those warranties varied depending upon the product sold, the country in which the customers are located and agreements the Company has with various customers.

     Software products generally carry a 90-day warranty on the software media from the date of delivery or purchase. Otherwise, software products were sold on an as-is basis. Longer warranty periods could be provided on a contract-by-contract basis and were limited. The Company's liability under these warranties was to replace defective media and in some cases to provide a corrected copy of any portion of the software found not to be in substantial compliance with the published specifications in the product documentation. In such cases, if the Company was unable to make the products conform to published specifications, the Company could be obligated to refund the amount actually paid by customers.

     Factors that affect the Company's warranty liability include the number of units sold, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every quarter and makes adjustments to the liability if necessary. The Company has gone through the transition from being primarily a hardware-based company to a software-based company, subsequent to the acquisition of CUseeMe Networks on June 19, 2001, and has discontinued offering hardware to the marketplace other than hardware currently in fully reserved inventory, which was substantially all disposed of by the end of 2004.

     Changes in the Company's warranty liability, which is included as a component of "accrued liabilities," during the three months ended March 31, 2004, were as follows (in thousands):

    Beginning balance as of December 31, 2003 .............  $    123
    Reduction to warranty reserve .........................       (75)
                                                            ----------
    Ending balance as of March 31, 2004 ...................  $     48
                                                            ==========

NOTE 7 - COMPREHENSIVE LOSS

     Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

     Components  of  accumulated  other   comprehensive  loss  consists  of  the
following (in thousands):

                                               March 31,    December 31,
                                                 2004           2003
                                              ------------  ------------

    Foreign currency translation.............. $     (178)   $     (113)
    Unrealized loss on marketable
      securities, net of income taxes.........       (147)         (150)
                                              ------------  ------------
    Accumulated other comprehensive loss, net  $     (325)   $     (263)
                                              ============  ============

     Comprehensive losses for the three months ended March 31, 2004 and 2003 were as follows (in thousands):

                                              For the Three Months Ended
                                                       March 31,
                                              ---------------------------
                                                  2004           2003
                                              ------------   ------------
    Net Loss, as reported                      $   (4,297)    $   (2,169)
                                              ============   ============
    Cumulative translation adjustment                 (65)            (6)
      Unrealized gain (loss) on
        marketable securities                           3             (2)
                                              ------------   ------------
    Comprehensive loss                         $   (4,359)    $   (2,177)
                                              ============   ============

     There were no tax effects allocated to any components of comprehensive loss during the three months ended March 31, 2004 and 2003.

NOTE 8 - SUBSEQUENT EVENTS

     The subsequent events listed below must be read in context with the Company's Chapter 11 filing and reorganization plan discussed in Note 1.

Special investigation of the Audit Committee
--------------------------------------------

     In April 2004, the Company announced that the audit committee of its board of directors had initiated a special investigation as a result of the identification by management of several irregular sales transactions, most of which had occurred in its Asia operations. The audit committee retained a special independent legal counsel and through them, independent forensic accountants, to review these transactions.

     The special investigation is now complete. The audit committee determined that there were sales transactions, mostly in its Asia operations, that included irregular, undisclosed terms and that this resulted in accounting errors. The audit committee has determined that these errors, standing alone, would not have required a restatement of previously issued financial statements due to their immateriality for reporting purposes. In addition, the audit committee also identified certain sales transactions unrelated to its Asia operations that were not appropriately accounted for by the Company, including primarily transactions with one U.S. customer where revenue was recognized prematurely for certain sales transactions. The audit committee determined on November 15, 2004 that, as a result of the errors involving this one U.S. customer, it was necessary to restate the Company's financial results for the years ended December 31, 2001, 2002 and 2003. Furthermore, the audit committee has determined that while the Company will not be issuing full restated financial results for the year ended December 31, 2000, there are revisions to those financial statements which will impact the restatement for the year ended December 31, 2001.

     The audit committee determined that revenues related to contracts with one of its U.S. customers were prematurely recognized in a quarter preceding the quarter in which the transactions should have been recognized under applicable revenue recognition rules, American Institute of Certified Public Accountants' Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" and Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), "Revenue Recognition." Under SOP 97-2 and SAB 104, a requirement for revenue recognition is the occurrence of acceptance or expiration of the acceptance period when acceptance criteria are specified. The audit committee's investigation revealed that the acceptance requirement was not met in the quarters in which revenue was recognized for certain transactions relating to purchases of products by the U.S. customer. The audit committee found no evidence to suggest that the revenues and cash flows associated with the U.S. customer's contracts were not genuine. The U.S. customer's contracts were valid, products were delivered, and the Company received cash. The Company performed an analysis of the extent and quantification of the prematurely recognized revenue, which forms the basis of the need to restate its financial results for the 2001, 2002 and 2003 fiscal years. Included in the analysis are adjustments made as a result of the irregularities and errors involving the Asia and other operations and additional errors noted during the course of the investigation. While these additional errors and the errors involving the Asia and other operations were not individually material for reporting purposes and would not have required a restatement of previously issued financial statements, they are being corrected as part of the restatement resulting from the adjustments related to the acceptance provisions with this one U.S. customer.

     For purposes of the restatement, the revenue improperly recognized in a particular quarter is being deferred and recognized in the quarter in which acceptance requirements were satisfied. For example, if a product sale having a value of $100 was prematurely recognized in one quarter, the $100 will be deferred from the revenue in that quarter and then recognized in a later quarter in which customer acceptance requirements were satisfied. In addition to revenue shifting between periods, there is a resultant impact on cost of goods sold and operating expenses. The effects on income taxes, net loss, earnings/loss per share, total assets, total liabilities, working capital and stockholders' equity is also being taken into account in the restatement.

Management changes
------------------

     On November 18, 2004, the Company announced that effective November 14, 2004, Truman Cole resigned as the Company's vice president and chief financial officer. Mr. Cole was the Company's principal financial officer and its principal accounting officer. It also announced that effective November 13, 2004, Andrew Morrison resigned as the Company's corporate controller. While having resigned, Messrs. Cole and Morrison were retained to assist the Company as consultants through a transition period. The Company named Gregory Sterling as its Chief Restructuring Officer as of June 8, 2005.

Warrant exercises
-----------------

     On May 7, 2004, the Company announced the exercise of warrants by certain institutional investors and/or their affiliates to purchase an aggregate of 2.0 million shares of the Company's common stock, resulting in the receipt by the Company of aggregate proceeds of $3.5 million, and the exercise of warrants to purchase 35,560 shares of its common stock by Silicon Valley Bank on a net exercise basis, resulting in no proceeds to the Company.

Suspension of registration statements
-------------------------------------

     The Company is party to several registration rights agreements with certain of its investors which require that the shares sold to these investors be resalable pursuant to registration statements on file with the SEC. As a result of the Company's inability to file timely periodic reports on May 17, 2004, it was forced to suspend the availability of the S-3 registration statements which the Company had on file with the SEC, as well as the availability of its registration statements covering the re-sale of stock issued under its equity incentive plans. The Company continues to have an obligation (subject to certain exceptions, including suspension of use under specified circumstances and for a limited period of time) to keep these registration statements effective with respect to any shares covered thereby until such shares may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act of 1933, as amended. The Company may be subject to litigation from these investors for any loss in value of their stock while the registration statements are suspended and their shares are restricted from sale. Certain of these agreements also provide for liquidated damages of approximately $85,000 per month in the event that the shares in question are restricted from sale. As of December 31, 2004, the Company had accrued $697,000 to cover such liquidated damages.

     On May 7, 2004, the Company notified participants under its employee and consultant equity incentive plans (the "Plans") of the suspension of the availability of its Form S-8 registration statements and the use of any prospectus in connection therewith covering securities issued under the Plans. During the suspension period, participants have not been able to exercise options granted or purchase shares under the Plans, or purchase shares or have payroll deductions made under the Company's 1997 Employee Stock Purchase Plan.

     On August 25, 2004, Nasdaq notified the Company that its securities had been de-listed for failure to file periodic reports with the SEC.

Amendment to Silicon Valley Bank Credit Facility and Related Forbearance
------------------------------------------------------------------------

     The Company became party to a $3 million secured credit facility with Silicon Valley Bank pursuant to a Loan and Security Agreement dated as of April 3, 2003, as amended by an Amendment to Loan Documents dated as of May 25, 2004 (as amended, the "Loan Agreement"). Upon the effectiveness of this amendment during the second quarter, it borrowed from Silicon Valley Bank an additional amount of approximately $917,000, bringing its outstanding principal balance under the loan to $3.0 million. As a result of the amendment the maturity date was extended to May 24, 2005, the interest rate was increased to the bank's prime rate plus 2.5% with a floor at 6.5%, and the minimum cash deposit requirement of $2.9 million was removed and replaced with a minimum quarterly net sales revenue covenant and a minimum monthly liquidity covenant. The Company is also required to keep its primary banking relationship at Silicon Valley Bank and to keep all but $750,000 of its unrestricted cash and cash equivalents on deposit with Silicon Valley Bank. Silicon Valley Bank has a security interest in the Company's deposits as well as in most of its material assets.

     As of March 31, 2004 and October 31, 2004, $3.0 million and $2.5 million of its secured obligations were subject to this credit facility with the bank, respectively. In addition, the Loan Agreement contains financial and non-financial covenants, including a monthly liquidity covenant which the Company had violated as of August 31, 2004.

     On September 13, 2004, the Company entered into a Temporary Forbearance Agreement with Silicon Valley Bank pursuant to which the bank agreed to forbear from exercising (but not to waive) its rights and remedies against the Company as a result of its default under the Loan Agreement until September 21, 2004.

     On September 29, 2004, the Company entered into an Extension Agreement with Silicon Valley Bank, effective as of September 13, 2004, in which the date of expiration of the Temporary Forbearance Agreement was extended through October 4, 2004. Since that time, the Company has continued to have discussions with the bank regarding its financial situation.

     On November 16, 2004, Silicon Valley Bank signed an Amendment and Extension Agreement with the Company, in which the date of expiration of the Temporary Forbearance Agreement was extended through November 15, 2004, the maximum amount of the credit facility pursuant to the Loan Agreement was reduced from $3.0 million to $2.5 million, and the Company agreed that the Loan Agreement would be amended to require it to direct all of its customers to remit payments to a cash collateral account controlled by the bank. The Company also agreed to provide additional weekly financial reporting to the bank.

     In consideration of this forbearance, the Company agreed to pay a $100,000 fee to the bank on the earlier to occur of (i) the receipt by it of proceeds for the issuance of equity securities, (ii) the acceleration of the credit facility, or (iii) the maturity date of the loan. The Company also agreed to pay a success fee to the bank of the lesser of an additional $100,000 or 1% of its gross valuation on the earlier to occur of the closing of any change in control or equivalent transaction or the maturity date of the loan. In addition, the Company agreed to re-price an existing warrant held by the bank to purchase 7,218 of its shares of common stock at $2.54 per share to a price of $0.01 per share.

     On December 2004, Silicon Valley Bank signed an Amendment and Extension Agreement with the Company, in which the date of expiration of the Temporary Forbearance Agreement was extended through December 2004. In consideration of this forbearance, the Company agreed to pay a $5,000 fee to the bank.

     As a secured creditor, Silicon Valley Bank was subsequently paid in full on March 15, 2005 with the completion of the Disposition of Assets.

Services, Payment and Security Agreement Relating to Special Investigation
--------------------------------------------------------------------------

     On August 19, 2004, the Company entered into a Services, Payment and Security Agreement with the independent legal counsel hired by the audit committee to conduct the special investigation, including the forensic accountants and data discovery experts retained by the independent counsel to assist them with the special investigation. Under the terms of the agreement, and in consideration of the continued work by these service providers on the special investigation, the Company acknowledged that approximately $1,548,000 was owed to these service providers as of July 31, 2004 for work previously performed in the special investigation, agreed to pay $450,000 of this balance upon entering into the agreement, and agreed to pay the remaining balance owed on December 31, 2004, which was the earlier of two alternative dates specified by the agreement. The Company did not pay the service providers on that date and is in default of the agreement. The Company also agreed to grant to the service providers a security interest upon substantially all of its assets with respect to the unpaid balance owed, as well as any fees and costs of the service providers accruing after July 31, 2004 in the course of finishing the special investigation. The security interest is subordinated in most respects to the security interest of Silicon Valley Bank under the Company's credit facility, but will be pari passu among the service providers. The Company and the service providers also entered into a Subordination Agreement in favor of Silicon Valley Bank to further describe their respective rights as to the competing security interests in the Company's assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto included in
Item 1 of this Quarterly Report on Form 10-QSB, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report for the fiscal year ended December 31, 2003 on Form 10-K as filed with the SEC on March 29, 2004.

     In addition to the historical information contained in this Quarterly Report, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," "intends" and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: any adverse impact arising from the Company's de-listing from The Nasdaq SmallCap Market, including any adverse impact on the Company's commercial relationships, the ability of the Company's stockholders to trade its securities or the value of such securities; the Company's need to raise additional capital to fund its operating requirements; any adverse impact arising from the delay in filing required periodic reports, including the Company's inability to meet the listing requirements of the OTC Bulletin Board or The Nasdaq SmallCap Market; any impact of the Company's inability to raise additional operating funds on favorable terms, or at all; the Company's history of operating losses; the volatility of the Company's stock price; the risk that sales of the Company's Click to Meet(TM) and Conference Server(TM) products will not increase or that new versions will not be released on a timely basis; the risk of undetected defects or surprisingly costly defects to address in the Company's principal software products; the Company's variability of operating results; market acceptance of the Company's web conferencing technology; the Company's potential inability to maintain business relationships with our integrators, distributors and suppliers; rapid technological changes in the Company's industry; competition and consolidation in the Web conferencing industry; the importance of attracting and retaining personnel; any adverse impact on us from the resignation of our Chief Financial Officer and Corporate Controller; our ability to hire a new Chief Financial Officer and a new Corporate Controller; risks relating to the Company's international operations; the Company's long sales cycle; and the concentration of the Company's revenue at the end of each quarterly accounting period set forth below in this Quarterly Report on Form 10-QSB, the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and in the Company's other public filings with the SEC. First Virtual Communications assumes no obligation to update any forward-looking statements contained herein. The Company's expectations and the events, conditions and circumstances on which these forward-looking statements are based, may change.

OVERVIEW

     First Virtual Communications, Inc. was incorporated in California in October 1993 and reincorporated in Delaware in December 1997. First Virtual Communications, Inc., along with its subsidiaries (collectively referred to herein as "we", "us," "our," or the "Company"), delivered integrated, software technologies for rich media web conferencing and collaboration solutions. We combined our expertise in networking systems, real-time audio and video technology, and web-based collaboration to provide integrated voice, video, data, text and streaming media solutions for a wide range of rich media enterprise applications, including web conferences, broadcasts, video-on-demand, videoconferences and video calls over converged multi-service networks.

     We derived our revenue primarily through sales to distributors, original equipment manufacturers, or OEMs, value-added resellers, or VARS, federal government agencies, enterprise customers and telecommunications service providers.

     Our internal sales and marketing force qualified and stimulated end-user demand, and managed our strategic relationships with our distribution partners, including OEMs, VARs and systems integrators. At March 31, 2004, Comp View, Inc. and NEC System Technologies, Inc. accounted for 19% and 12% of total accounts receivable. At March 31, 2003, Beijing Thumb Access Communications, Ltd. and AT&T Corporation accounted for 12% and 10% of total accounts receivable, respectively. For the three months ended March 31, 2004, Comp View, Inc. and Net One Systems Company, Ltd. accounted for 18% and 11% of total revenue, respectively. Beijing Thumb Access Communications, Ltd. accounted for 10% of total revenue for the three months ended March 31, 2003.

     We maintained sales offices in the United States, Europe and Asia and distributed our products through resellers and distributors in more than 25 countries. Our revenue from international sales represented 42%, 49% and 37%, respectively, of our total revenue in the three months ended March 31, 2004 and 2003 and the year ended December 31, 2003.

     We discontinued selling and supporting our legacy hardware products in May 2003. Revenues in 2004 were derived primarily from our sales and service of two software products, Click to Meet(TM) and Conference Server(TM). Both of these products are based on real-time, rich media communications, a new technology that had not yet achieved widespread industry acceptance. Additionally, major upgrades to our Click to Meet product were introduced in the second quarter of 2004.

     In addition to sales and overhead concerns, we have had unusually high general and administrative expenses. In April 2004, we initiated a special investigation into certain irregular sales transactions we discovered in Asia. This investigation led to our inability to file our periodic reports with the SEC in a timely manner, the de-listing of our common stock from The Nasdaq SmallCap Market and the restatement of our financial results for the fiscal years ended December 31, 2001, 2002, and 2003. Although the irregular transactions did not affect our results of operations for this quarter, the special investigation and its aftermath led to substantial general and administrative costs in 2004, including legal and accounting expenses related to the investigation and any U.S. federal securities class-action litigation brought against us and/or our directors and officers, legal expenses relating to the registration of our securities, and premium increases on our directors' and officers' liability insurance policy, as well as significant liquidity concerns. We took steps to further reduce our expenses through an additional restructuring initiative, which we announced in August 2004, as discussed below. Nevertheless, on January 20, 2005, First Virtual Communications, Inc. filed Chapter 11 reorganization cases for itself and its domestic subsidiary, CUseeMe Networks, Inc. (collectively, the "Company"), in the United States Bankruptcy Court for the Northern District of California, San Francisco Division. The Company will continue to operate its business as "debtors in possession" under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

CRITICAL ACCOUNTING POLICIES

     There have been no material changes to our critical accounting policies and estimates for the quarter ended March 31, 2004 as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

     The   following   table  sets  forth   certain  items  from  our  condensed
consolidated statements of operations as a percentage of total revenue for the periods indicated:

                                                    Three months ended
                                           -----------------------------------
                                                         March 31,
                                           -----------------------------------
                                               2004                  2003
                                           -------------        --------------
                                                                (As Restated)

    Revenue                                  100.00%                100.00%
    Cost of revenue                           17.80%                 15.50%
                                           -------------        --------------
           Gross profit                       82.20%                 84.50%
                                           =============        ==============

    Operating expense:
           Research and development           55.00%                 46.60%
           Sales and marketing                83.80%                 48.60%
           General and administrative         40.00%                 30.40%
           Restructuring and other            19.10%                    --
                                           -------------        --------------
               Total operating expense       197.90%                125.60%
                                           =============        ==============

    Operating loss                          (115.70%)               (41.10%)

    Other income (expense), net               (0.50%)                (0.50%)

                                           -------------        --------------
    Net loss                                (116.20%)               (41.60%)
                                           =============        ==============

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Revenue
-------

     Revenue was $3.7 million for the three months ended March 31, 2004; a decrease of 31% from the $5.3 million recorded in the three months ended March 31, 2003. The following table summarizes the total revenue by software, hardware and services for the three months ended March 31, 2004 and 2003 (in thousands):

                                            Three Months Ended March 31,
                                      ---------------------------------------
                                           2004                   2003
                                      ----------------      -----------------
                                                              (As Restated)

      Software                         $        2,022        $         3,356
      Hardware                                     84                    645
      Service                                   1,565                  1,336
                                      ----------------      -----------------
      Total revenue                    $        3,671        $         5,337
                                      ================      =================

     Software revenue consists of revenue from the sale of software licenses to use our Click to Meet(TM) and Conference Server(TM) software products. Software revenue decreased $1.3 million to $2.0 million in the three months ended March 31, 2004, a decrease of 41% from $3.4 million in the same period of last year. The decrease was primarily due to reduced sales in Europe and Asia and intense competition within the industry. Software revenue in North America, Europe and Asia totaled $1.0 million, $0.3 million and $0.8 million during the three months ended March 31, 2004, respectively. This is compared to software revenue during the three months ended March 31, 2003 of $1.2 million, $0.7 million and $1.4 million in North America, Europe and Asia, respectively.

     Hardware revenue consists of revenue from the sale of legacy ATM hardware products, which includes hardware products sourced from third parties and sold by us. Hardware revenue decreased $561,000 to $84,000 in the three months ended March 31, 2004, a decrease of 87% from $645,000 in the same period of last year. These hardware products are no longer part of our core strategy going forward and accordingly, the decrease was the result of lower demand and lower average selling prices for hardware-based ATM legacy products. We notified our customers that, as of May 1, 2003, we no longer offer ATM legacy hardware for sale other than hardware currently in our fully reserved inventory.

     Service revenue consists primarily of software license subscriptions, under which our customers receive agreements in which they are entitled to updates during the term of the subscription, as well as hardware maintenance, training, installation and consulting revenue. Service revenue related to hardware maintenance declined to less than 9% of our overall revenue for the first three months of 2004 and we expect this number to continue to decline to zero as we eliminate this business. Service revenue increased $0.2 million to $1.6 million in the three months ended March 31, 2004, an increase of 17% from $1.3 million in the three months ended March 31, 2003, primarily due to an increase in the sale of software subscriptions for our Click to Meet(TM) and Conference Server(TM) software products partially offset by a reduction from service revenues related to hardware products. Service revenue in North America, Europe and Asia totaled $1.1 million, $0.3 million and $0.2 million during the three months ended March 31, 2004, respectively. This is compared to service revenue during the three months ended March 31, 2003 of $1.0 million, $0.2 million and $0.2 million in North America, Europe and Asia, respectively.

Cost of Revenue
---------------

     Cost of revenue consists primarily of costs associated with the purchase of components from outside manufacturers or the manufacture of our legacy products by outside manufacturers and related costs of freight, inventory obsolescence, warranties, product media duplication, manuals and packaging materials, personnel and facility costs and third-party royalties, which were charged against income in the period incurred. Total costs of revenue decreased by $177,000 to $652,000 for the three months ended March 31, 2004, a decrease of 21% from $829,000 for the three months ended March 31, 2003. As a percentage of total revenues, cost of sales increased to 18% for the three months ended March 31, 2004, from 16% for the three months ended March 31, 2003. Gross margin represents the difference between revenue and cost of revenue as a percentage of revenue. Overall gross margin in the three months ended March 31, 2004 was 82%, compared to 84% in the comparable period of 2003.

     Cost of software revenue decreased by $102,000 to $64,000 for the three months ended March 31, 2004, a decrease of 61% from $166,000 for the three months ended March 31, 2003. The decrease of cost of software revenue in the first quarter of 2004 was primarily due to lower third party royalty expense, also causing an increase in our gross margin on software revenue to 97% for the three months ended March 31, 2004, from 95% for the three months ended March 31, 2003.

     Cost of hardware revenue decreased by $217,000 to zero for the three months ended March 31, 2004, a decrease of 100% from $217,000 for the three months ended March 31, 2003. The decrease was primarily due to the significant drop in sales volume of our hardware products and a reduction of warranty liability after we substantially completed our transition out of the sales of our legacy hardware-based products. We have discontinued offering hardware to our customers and, as of the end of 2004; we had disposed of the hardware that had previously been held in our fully reserved inventory. Consistent with the reduction in cost of hardware, the gross margin on hardware revenue increased to 100% for the three months ended March 31, 2004, from 66% for the three months ended March 31, 2003.

     Cost of service revenue increased by $142,000 to $588,000 for the three months ended March 31, 2004, an increase of 32% from $446,000 for the three months ended March 31, 2003. This increase was primarily due to an increase in personnel related expenses as a result of increased employee headcount needed to support an increased number of customer subscribers to our service. The gross margin on service revenue decreased to 62% for the three months ended March 31, 2004, from 67% for the three months ended March 31, 2003, primarily due to the increase in the cost of service revenue.

Research and Development
------------------------

     Research and development expense consists primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expense decreased $468,000 to $2.0 million in the three months ended March 31, 2004, a decrease of 19% from $2.5 million for the three months ended March 31, 2003. The decrease was primarily due to a reduction of $256,000 in personnel related expense after the Company implemented a reduction in force in February 2004, a reduction of $127,000 in allocated facility costs resulting from the relocation of our headquarters office from Santa Clara to Redwood City during the second quarter of 2003, and a decrease in depreciation and amortization expenses of $115,000 resulting from certain research and development related assets having been fully depreciated. As a percentage of total revenue, research and development expense increased to 55% for the three months ended March 31, 2004, from 47% for the three months ended March 31, 2003, primarily as a result of the lower revenues during the three months ended March 31, 2004. We expect research and development expenses, as expressed in absolute dollars, to decrease as a result of continued reductions in personnel expenses.

Sales and Marketing
-------------------

     Sales and marketing expense includes personnel and related overhead costs for sales and marketing, costs of outside contractors, advertising, trade shows and other related marketing and promotional expenses. Sales and marketing expense increased $482,000 to $3.1 million for the three months ended March 31, 2004, an increase of 19% from $2.6 million for the three months ended March 31, 2003. The increase was primarily due to an increase of $279,000 in marketing and advertising program expenses and an increase of $82,000 in professional service fees to third parties. As a percentage of total revenue, sales and marketing expense increased to 84% for the three months ended March 31, 2004, from 48% for the three months ended March 31, 2003, primarily due to lower revenue and higher sales and marketing expense during the three months ended March 31, 2004.

General and Administrative
--------------------------

     General and administrative expense includes personnel and related overhead costs for finance, human resources, product operations, general management, depreciation and the amortization of intangible assets. General and administrative expense decreased $120,000 to $1.5 million for the three months ended March 31, 2004, a 7% decrease from $1.6 million in the three months ended March 31, 2003. The decrease was primarily due to a savings of $142,000 from personnel related expenses after we implemented a reduction in force in February 2004 and a reduction of $115,000 in allocated facility costs resulting from the relocation of our headquarter office from Santa Clara to Redwood City during the second quarter of 2003, partially offset by increases in foreign exchange and tax related expenses. As a percentage of revenue, general and administrative expense increased to 41% in the three months ended March 31, 2004, compared to 30% for the three months ended March 31, 2003, primarily due to lower revenues in the quarter ended March 31, 2004.

Restructuring and Other
-----------------------

     We recently completed the restructuring of our business announced in February 2004, which reduced our workforce by approximately 20% to 138 employees, primarily in our United States operations. The reduction in force was substantially completed in March 2004 and we incurred restructuring charges totaling $700,000 during the three months ended March 31, 2004. Additionally, we incurred approximately $100,000 in additional restructuring charges during the second quarter to bring the initiative to completion.

     To further reduce our expenses, on August 11, 2004, we implemented an additional restructuring of our business. This restructuring focused on the closure of certain offices in Asia and Europe, the further reduction of personnel by approximately 20% to 100 employees, and the reduction of professional service costs worldwide. The restructuring was completed during the fourth quarter of 2004 and resulted in non-recurring charges of approximately $400,000 that were recorded in the third and fourth quarters of 2004. During the three months ended September 30, 2004, we recorded charges of approximately
$275,000 and we incurred an additional $125,000 during three months ended December 31, 2004 to bring the initiative to completion.

Other Income (Expense), Net
---------------------------

     Other income (expense), net, consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to our credit facilities and long-term debt. Other income (expense) totaled decreased $45,000 to $(18,000) for the three months ended March 31, 2004, a decrease of 167% from $27,000 for the three months ended March 31, 2003. The decline was primarily due to the financing costs related to the credit facility with Silicon Valley Bank during the quarter and a decline in interest income as a result of lower market interest rates and lower cash balances.

Income Taxes
------------

     We have incurred losses since our inception. No tax benefit was recorded for any period presented, as we believe that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize the benefit of these net operating losses, and thus a full valuation reserve has been recorded.

Subsequent Events
-----------------

     The subsequent events listed below must be read in context with the Company's Chapter 11 filing and reorganization plan discussed in Note 1 to the financial statements.

Special investigation of the Audit Committee
--------------------------------------------

     In April 2004, we announced that the audit committee of our board of directors had initiated a special investigation as a result of the identification by management of several irregular sales transactions, most of which had occurred in our Asia operations. The audit committee retained a special independent legal counsel and through them, independent forensic accountants, to review these transaction and we expect to incur significant legal and accounting fees through its completion. As a result of the pendency of this investigation, we were unable to complete our quarterly financial statements for the quarter covered by this Form 10-QSB and for the quarters ended June 30, 2004 and September 30, 2004, and thus we were unable to release our results and timely file with the SEC this Form 10-QSB or our quarterly reports for the second and third quarters of 2004.

     The special investigation is now complete. The audit committee determined that there were sales transactions, mostly in our Asia operations, that included irregular, undisclosed terms and that this resulted in accounting errors. The audit committee has determined that these errors, standing alone, would not have required a restatement of previously issued financial statements due to their immateriality for reporting purposes. In addition, the audit committee also identified certain sales transactions unrelated to our Asia operations that were not appropriately accounted for by us, including primarily transactions with one U.S. customer where revenue was recognized prematurely for certain sales transactions. The audit committee determined on November 15, 2004 that, as a result of the errors involving this one U.S. customer, it will be necessary to restate our financial results for the years ended December 31, 2001, 2002 and 2003. In connection with the restatement of our financial results for each of these years, the interim financial results for the quarters ended March 31, June 30, September 30 and December 31 of each of these years will be restated. The financial statements for these periods previously filed should no longer be relied upon. Furthermore, the audit committee has determined that while we will not be issuing full restated financial results for the year ended December 31, 2000, there will be revisions to those financial statements which will impact the restatement for the year ended December 31, 2001 and related interim periods.

     The audit committee determined that revenues related to contracts with one of our U.S. customers were prematurely recognized in a quarter preceding the quarter in which the transactions should have been recognized under applicable revenue recognition rules, American Institute of Certified Public Accountants' Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" and Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), "Revenue Recognition." Under SOP 97-2 and SAB 104, a requirement for revenue recognition is the occurrence of acceptance or expiration of the acceptance period when acceptance criteria are specified. The audit committee's investigation revealed that the acceptance requirement was not met in the quarters in which revenue was recognized for certain transactions relating to purchases of products by the U.S. customer. The audit committee found no evidence to suggest that the revenues and cash flows associated with the U.S. customer's contracts were not genuine. The U.S. customer's contracts were valid, products were delivered, and we received cash. We performed an analysis of the extent and quantification of the prematurely recognized revenue, which forms the basis of the need to restate our financial results for the 2001, 2002 and 2003 fiscal years. Included in the analysis are adjustments made as a result of the irregularities and errors involving the Asia and other operations and additional errors noted during the course of the investigation. While these additional errors and the errors involving the Asia and other operations were not individually material for reporting purposes and would not have required a restatement of previously issued financial statements, they are being corrected as part of the restatement resulting from the adjustments related to the acceptance provisions with this one U.S. customer.

     For purposes of the restatement, the revenue improperly recognized in a particular quarter is being deferred and recognized in the quarter in which acceptance requirements were satisfied. For example, if a product sale having a value of $100 was prematurely recognized in one quarter, the $100 will be deferred from the revenue in that quarter and then recognized in a later quarter in which customer acceptance requirements were satisfied. In addition to revenue shifting between periods, there is a resultant impact on cost of goods sold and operating expenses. The effects on income taxes, net loss, earnings/loss per share, total assets, total liabilities, working capital and stockholders' equity is also being taken into account in the restatement.

Management changes
------------------

     On November 18, 2004, we announced that effective November 14, 2004, Truman Cole resigned as the Company's vice president and chief financial officer. Mr. Cole was our principal financial officer and our principal accounting officer. We also announced that effective November 13, 2004, Andrew Morrison resigned as the our corporate controller. While having resigned, Messrs. Cole and Morrison were retained to assist us as consultants through a transition period. We have not yet named any individuals to permanently fill the roles previously held by Messrs. Cole and Morrison. The Company named Gregory Sterling as its Chief Restructuring Officer as of June 8, 2005.

Warrant exercises
-----------------

     On May 7, 2004, we announced the exercise of warrants by certain institutional investors and/or their affiliates to purchase an aggregate of 2.0 million shares of our common stock, resulting in the receipt by us of aggregate proceeds of $3.5 million, and the exercise of warrants to purchase 35,560 shares of our common stock by Silicon Valley Bank on a net exercise basis, resulting in no proceeds to us.

Suspension of registration statements
-------------------------------------

     The Company is party to several registration rights agreements with certain of its investors which require that the shares sold to these investors be resalable pursuant to registration statements on file with the SEC. As a result of the Company's inability to file timely periodic reports on May 17, 2004, it was forced to suspend the availability of these registration statements, as well as the availability of its registration statements covering the re-sale of stock issued under its equity incentive plans. The Company continues to have an obligation (subject to certain exceptions, including suspension of use under specified circumstances and for a limited period of time) to keep these registration statements effective with respect to any shares covered thereby until such shares may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act of 1933, as amended. The Company may be subject to litigation from these investors for any loss in value of their stock while the registration statements are suspended and their shares are restricted from sale. Certain of these agreements also provide for liquidated damages of approximately $85,000 per month in the event that the shares in question are restricted from sale. As of December 31, 2004, the Company had accrued $697,000 to cover such liquidated damages.

     In addition, because of the Company's past delinquent filings, its suspended existing resale S-3 registration statements will have to be converted into S-1 registration statements. An S-1 registration statement is much more expensive and time-consuming to prepare and can be subject to greater scrutiny by the SEC before any related prospectus can become effective. The requirement that the Company use an S-1 for resale's of securities will impose substantial new general and administrative expenses on it and divert resources needed elsewhere in its business.

Amendment to Silicon Valley Bank Credit Facility and Related Forbearance
------------------------------------------------------------------------

     The Company became party to a $3 million secured credit facility with Silicon Valley Bank pursuant to a Loan and Security Agreement dated as of April 3, 2003, as amended by an Amendment to Loan Documents dated as of May 25, 2004 (as amended, the "Loan Agreement"). Upon the effectiveness of this amendment during the second quarter, it borrowed from Silicon Valley Bank an additional amount of approximately $917,000, bringing its outstanding principal balance under the loan to $3.0 million. As a result of the amendment the maturity date was extended to May 24, 2005, the interest rate was increased to the bank's prime rate plus 2.5% with a floor at 6.5%, and the minimum cash deposit requirement of $2.9 million was removed and replaced with a minimum quarterly net sales revenue covenant and a minimum monthly liquidity covenant. The Company is also required to keep its primary banking relationship at Silicon Valley Bank and to keep all but $750,000 of its unrestricted cash and cash equivalents on deposit with Silicon Valley Bank. Silicon Valley Bank has a security interest in the Company's deposits as well as in most of its material assets.

     As of March 31, 2004 and October 31, 2004, $3.0 million and $2.5 million of its secured obligations were subject to this credit facility with the bank, respectively. In addition, the Loan Agreement contains financial and non-financial covenants, including a monthly liquidity covenant which the Company had violated as of August 31, 2004.

     On September 13, 2004, the Company entered into a Temporary Forbearance Agreement with Silicon Valley Bank pursuant to which the bank agreed to forbear from exercising (but not to waive) its rights and remedies against the Company as a result of its default under the Loan Agreement until September 21, 2004.

     On September 29, 2004, the Company entered into an Extension Agreement with Silicon Valley Bank, effective as of September 13, 2004, in which the date of expiration of the Temporary Forbearance Agreement was extended through October 4, 2004.

     On November 16, 2004, Silicon Valley Bank signed an Amendment and Extension Agreement with the Company, in which the date of expiration of the Temporary Forbearance Agreement was extended through November 15, 2004, the maximum amount of the credit facility pursuant to the Loan Agreement was reduced from $3.0 million to $2.5 million, and the Company agreed that the Loan Agreement would be amended to require it to direct all of its customers to remit payments to a cash collateral account controlled by the bank. The Company also agreed to provide additional weekly financial reporting to the bank.

     In consideration of this forbearance, the Company agreed to pay a $100,000 fee to the bank on the earlier to occur of (i) the receipt by it of proceeds for the issuance of equity securities, (ii) the acceleration of the credit facility, or (iii) the maturity date of the loan. The Company also agreed to pay a success fee to the bank of the lesser of an additional $100,000 or 1% of its gross valuation on the earlier to occur of the closing of any change in control or equivalent transaction or the maturity date of the loan. In addition, the Company agreed to re-price an existing warrant held by the bank to purchase 7,218 of its shares of common stock at $2.54 per share to a price of $0.01 per share.

     On December 2004, Silicon Valley Bank signed an Amendment and Extension Agreement with the Company, in which the date of expiration of the Temporary Forbearance Agreement was extended through December 2004. In consideration of this forbearance, the Company agreed to pay a $5,000 fee to the bank.

     As a secured creditor, Silicon Valley Bank was subsequently paid in full on March 15, 2005 with the completion of the Disposition of Assets.

Services, Payment and Security Agreement Relating to Special Investigation
--------------------------------------------------------------------------

     On August 19, 2004, the Company entered into a Services, Payment and Security Agreement with the independent legal counsel hired by the audit committee to conduct the special investigation, including the forensic accountants and data discovery experts retained by the independent counsel to assist them with the special investigation. Under the terms of the agreement, and in consideration of the continued work by these service providers on the special investigation, the Company acknowledged that approximately $1,548,000 was owed to these service providers as of July 31, 2004 for work previously performed in the special investigation, agreed to pay $450,000 of this balance upon entering into the agreement, and agreed to pay the remaining balance owed on December 31, 2004, which was the earlier of two alternative dates specified by the agreement. [The Company did not pay the service providers on that date and is in default of the agreement.] The Company also agreed to grant to the service providers a security interest upon substantially all of its assets with respect to the unpaid balance owed, as well as any fees and costs of the service providers accruing after July 31, 2004 in the course of finishing the special investigation. The security interest is subordinated in most respects to the security interest of Silicon Valley Bank under the Company's credit facility, but will be pari passu among the service providers. The Company and the service providers also entered into a Subordination Agreement in favor of Silicon Valley Bank to further describe their respective rights as to the competing security interests in the Company's assets.

LIQUIDITY AND CAPITAL RESOURCES

     We have operated at a loss since our inception and have financed our operations primarily through private and public placements of equity securities, revenue from the sale of our products and services and through credit facilities. We expect continued operating losses for the fourth quarter of 2004 and for 2005. Cash and cash equivalents totaled $6.9 million at March 31, 2004. Of our cash and cash equivalents at March 31, 2004, $2.3 million is expected to support our outstanding obligations to Silicon Valley Bank. Accordingly, the cash resources available for operations as of March 31, 2004 were $4.6 million. At December 31, 2003, the cash resources available for operations totaled $9.1 million.

     Additionally, as a result of the special investigation, our customers have questioned our financial viability, resulting, we believe, in reduced product sales. In addition, as a result of the restatement of our financial results, our customers may continue to question our financial viability and to also question our integrity, which could materially adversely affect our business, financial condition and results of operations. We cannot determine the extent to which our revenue may be adversely impacted by the results of the special investigation and the restatement of our financial results.

     We became subject to an arbitration proceeding as a result of actions we took after our discovery of the irregular transactions which are the subject of the special investigation discussed elsewhere herein. On September 27, 2004, the International Court of Arbitration of the International Chamber of Commerce received a Request for Arbitration from Inter Open International Limited and Ms. Ratna Widjati Widjaja. We received notice of this Request for Arbitration from the Secretariat of the International Court of Arbitration on or about October 1, 2004. We acquired FVC.COM (Asia) Limited, a Hong Kong entity, in January 2002 from its shareholders, Inter Open International Limited and Ms. Widjaja. The principal affiliate of FVC.COM (Asia) Limited, who is the husband of Ms. Widjaja, became an employee of the Company. In the purchase agreement, we agreed to pay certain revenue-based consideration to the shareholders following the acquisition of FVC.COM (Asia) Limited based on our future revenue. Following our discovery of the irregular transactions, we terminated the employment of the affiliate and ceased paying consideration in accordance with the terms of the agreement. The selling shareholders have alleged that termination of the affiliate deprived them of up to approximately $1 million of potential revenue-based consideration and are seeking to recover this sum plus interest. Although we believe that this allegation is without merit, an arbitrator could determine otherwise. In such case, it is conceivable that an arbitrator could award significant damages against us for breach of contract, and/or an employment claim by the affiliate, and we might incur substantial legal costs in defending the matter(s). We are currently considering whether to pursue claims against the affiliate.

     We became subject to a U.S. federal class-action securities litigation related to the decline in the value of our common stock. On August 25, 2004, a complaint was filed in U.S. District Court for the Northern District of
California (Case No. C-04-3585) on behalf of stockholders who purchased our securities between March 29, 2004 and August 23, 2004. On September 1, 2004, we were served with the complaint. The complaint alleged that we, along with certain of our executive officers, violated Section 10(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act") by artificially inflating our stock price through materially misleading statements and omissions to the public and by otherwise engaging in fraud against the plaintiffs. The complaint also alleged that certain of our executive officers, as controlling persons of First Virtual Communications, breached Section 20(b) of the Exchange Act by assisting in the inflation of our stock price through their respective acts and omissions. Each of the executive officers are party to an indemnification agreement which, subject to certain exclusions and limitations, we have agreed to advance all expenses necessary for the defense of such a lawsuit and to reimburse them for any damages they are required to pay. The complaint seeks unspecified compensatory damages, as well as costs and expenses of plaintiffs' attorneys in bringing the action against us. Although our directors' and officers' liability insurance provides coverage for legal costs as well as any damages incurred in this litigation, the coverage would be subject to a deductible of $500,000 per claim, which would be our obligation. This class-action case was dropped in early 2005 against the Company, but the officers are still defendants.

LIQUIDITY DISCUSSION

Operating Activities
--------------------

     Cash and cash equivalents decreased by $4.7 million during the first quarter of 2004, from $11.6 million at December 31, 2003 to $6.9 million at March 31, 2004, and decreased by $1.3 million during the first quarter of 2003, from $8.4 million at December 31, 2002 to $7.1 million at March 31, 2003. We used cash to fund operating activities of $3.7 million during the first quarter of 2004 and $1.2 million during the first quarter of 2003. This use of cash was primarily due to our net losses during the quarter, adjusted for non-cash charges, as operating costs, primarily employee and employee related costs, exceeded the related revenues from the sale of our products and services. Additionally, we made cash payments related to our February 2004 restructuring initiatives of $0.3 million during the first quarter of 2004. These cash outflows for operating activities were partially offset by proceeds from the collection of accounts receivable of $4.0 million during the first quarter of 2004 and $5.6 million during the first quarter of 2003. A more detailed discussion of our operating results can be found in the Results of Operations section of Management's Discussion and Analysis or Plan of Operations.

     Revenue generated from the sale of our products and services will not increase to a level that exceeds our expenses and cash flow from operations will continue to be negatively impacted.

     Our primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collections efforts by an analysis of the average number of days our accounts receivable are outstanding. At March 31, 2004, our average days sales outstanding were 48 days, down from 60 days at March 31, 2003. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing, amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

     Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. The timing of cash payments in future periods may be impacted by the nature of accounts payable arrangements.

Investing Activities
--------------------

     We used cash in investing activities of $691,000 and $136,000 during the first quarter of 2004 and 2003, respectively. Cash used in investing activities related to the purchase of property and equipment, primarily for the acquisition of desktop and network infrastructure equipment, and short-term investments in high-grade, low risk instruments. Cash proceeds are comprised of the sale of these short-term investments. Investments in property and equipment totaled $193,000 during the first quarter of 2004 and $136,000 during the first quarter of 2003. Additionally, during the first quarter of 2004 we used cash to purchase $498,000 in short-term investments.

Financing Activities
--------------------

     We used net cash in financing activities of $332,000 during the first quarter of 2004 and zero during the first quarter of 2003. During the first quarter of 2004, we paid cash of $112,000 related to the issuance of common stock in connection with the November 2003 financing. Additionally, we paid $250,000 in principal on the credit facility with Silicon Valley Bank. These cash uses were partially offset by the $30,000 in proceeds from the issuance of common stock during the first quarter of 2004.

     We have no present understandings, commitments or agreements for any material acquisitions of, or investments in, other complementary businesses, products or technologies.

Contractual Obligations
-----------------------

    As of March 31, 2004, our contractual obligations and other commitments were as follows:


                                                  Nine Months
                                                    Ending
                                                  December 31,                   Years Ending December 31,
                                     -----------  ------------  -------------------------------------------------------------
Contractual obligation                  Total         2004         2005         2006         2007        2008      After 2008
-----------------------------------  -----------  ------------  -----------  -----------  ----------  ----------  -----------

Principal of long-term debt          $ 2,500,000  $  1,000,000  $ 1,000,000  $   500,000  $       --  $       --  $        --
Operating leases                       7,022,736     1,022,319      923,528      783,933     762,242     767,974    2,762,740
                                     -----------  ------------  -----------  -----------  ----------  ----------  -----------

  Total contractual cash obligation  $ 9,522,736  $  2,022,319  $ 1,923,528  $ 1,283,933  $  762,242  $  767,974  $ 2,762,740
                                     ===========  ============  ===========  ===========  ==========  ==========  ===========

     Subsequent to March 31, 2004 a number of things occurred that affected the Company's liquidity and capital resources.

     On November 7, 2003, the Company entered into definitive agreements in connection with a private placement of the Company's common stock with institutional investors and their affiliates who were accredited investors under the securities laws. The investors participating in the financing also received warrants to purchase up to an aggregate of 2.9 million shares of the Company's common stock at an exercise price of $1.79 per share. Each of the warrants had a five year life. During April 2004, warrants to purchase an aggregate of 2.0 million shares of common stock were exercised, resulting in aggregate cash proceeds to the Company of approximately $3.5 million.

     On April 3, 2004, the Company entered into a term loan facility agreement with its bank. In connection with the term loan facility, the Company issued a five-year warrant to the bank to purchase up to 56,250 shares of the Company's common stock at an exercise price of $1.60 per share. On April 13, 2004, the bank exercised the warrants on a net exercise basis, resulting in the issuance by the Company of 35,560 shares of common stock to the bank and no cash proceeds to the Company.

     In April 2004, the Company announced that its Audit Committee is in the process of reviewing certain irregular sales transactions, with most of the transactions involving its operations in China. The Company made personnel changes in China as a result of these transactions. This review caused a delay in filings from March 31, 2004 until the investigation was completed and the results were announced on November 19, 2004.

     In April 2004, the Company announced the suspension of registration statements related to the November 7, 2003 financing agreement of common stock and warrants. This causes the shares to fall under Rule 144 regulations. A person who is not an affiliate of the Company and who has beneficially owned shares for two years is entitled to sell such shares under Rule 144(k) without any volume limitations or other restrictions, and without the use of a registration statement and related prospectus. Shares held by affiliates may be sold under Rule 144, subject to volume limitations and subject to other restrictions, including availability of current public information concerning the Company

     In May 2004, the Company notified participants under its employee and consultant equity incentive plans of the suspension of the availability of the Company's Form S-8 registration statements and the use of any prospectus in connection therewith covering securities issued under the plans. During the suspension period, participants will not be able to exercise options granted or purchase shares under the plans, or purchase shares or have payroll deductions made under the Company's 1977 Employee Stock Purchase Plan.

     The Company and Silicon Valley Bank are parties to a loan agreement dated April 3, 2003. On May 25, 2004, the Company entered into an amendment to the loan agreement between Silicon Valley Bank and the Company. Pursuant to the amendment, the loan has been modified so that (i) the principal and interest of the loan shall be due in full upon the loan's maturity, defined as 364 days following the effective date of this amendment or May 24, 2005, and (ii) the interest rate is increased to the bank's prime rate plus 2.5% with a floor at 6.5%. In addition, the term loan continues to contain certain financial covenants.

     Excluded from the table above are liquidated damages which we may be subject to in connection with registration rights agreements we entered into with certain of our investors that require that shares sold to these investors be resalable pursuant to registration statements on file with the SEC. We were forced to suspend the availability of these registration statements on May 17, 2004 when we became delinquent in the filing of our periodic reports as a result of the special investigation described elsewhere in this Quarterly Report. Certain of these registration rights agreements provide for liquidated damages in the event that the shares in question are restricted from being resold. We estimate the amount of liquidated damages we could be liable for to be approximately $85,000 per month. As of December 31, 2004, we had accrued $697,000 to cover such liquidated damages. The total obligation is unknown, as it is based on when our delinquent periodic reports are brought current. Additionally, it is possible we will able to satisfy these obligations without using our cash resources.

ITEM 3. CONTROLS AND PROCEDURES

     An evaluation was not performed under the supervision and with the participation of our management, including the Chief Restructuring Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Officers and management of the Company who may have performed such evaluation are no longer present or in a capacity to certify. The Company's Chief Restructuring Officer was not hired until June 8, 2005.

     There were no changes in internal control over financial reporting during the quarter ended March 31, 2004 that affected or were reasonably likely to affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We became the subject of an arbitration proceeding as a result of actions we took after our discovery of the irregular transactions which are the subject of the special investigation discussed elsewhere herein. On September 27, 2004, the International Court of Arbitration of the International Chamber of Commerce received a Request for Arbitration from Inter Open International Limited and Ms. Ratna Widjati Widjaja. We received notice of this Request for Arbitration from the Secretariat of the International Court of Arbitration on or about October 1, 2004. We acquired FVC.COM (Asia) Limited, a Hong Kong entity, in January 2002 from its shareholders, Inter Open International Limited and Ms. Widjaja. The principal affiliate of FVC.COM (Asia) Limited, who is the husband of Ms. Widjaja, became an employee of the Company. In the purchase agreement, we agreed to pay certain revenue-based consideration to the shareholders following the acquisition of FVC.COM (Asia) Limited based on our future revenue. Following our discovery of the irregular transactions, we terminated the employment of the affiliate and ceased paying consideration in accordance with the terms of the agreement. The selling shareholders have alleged that termination of the affiliate deprived them of up to approximately $1 million of potential revenue-based consideration and are seeking to recover this sum plus interest. Although we believe that this allegation is without merit, an arbitrator could determine otherwise. In such case, it is conceivable that an arbitrator could award significant damages against us for breach of contract, and/or an employment claim by the affiliate, and we might incur substantial legal costs in defending the matter(s). We are currently considering whether to pursue claims against the affiliate.

     We became subject to a U.S. federal class-action securities litigation related to the decline in the value of our common stock. On August 25, 2004, a complaint was filed in U.S. District Court for the Northern District of
California (Case No. C-04-3585) on behalf of stockholders who purchased our securities between March 29, 2004 and August 23, 2004. On September 1, 2004, we were served with the complaint. The complaint alleged that we, along with certain of our executive officers, violated Section 10(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act") by artificially inflating our stock price through materially misleading statements and omissions to the public and by otherwise engaging in fraud against the plaintiffs. The complaint also alleged that certain of our executive officers, as controlling persons of First Virtual Communications, breached Section 20(b) of the Exchange Act by assisting in the inflation of our stock price through their respective acts and omissions. Each of the executive officers are party to an indemnification agreement which, subject to certain exclusions and limitations, we have agreed to advance all expenses necessary for the defense of such a lawsuit and to reimburse them for any damages they are required to pay. The complaint seeks unspecified compensatory damages, as well as costs and expenses of plaintiffs' attorneys in bringing the action against us. Although our directors' and officers' liability insurance provides coverage for legal costs as well as any damages incurred in this litigation, the coverage would be subject to a deductible of $500,000 per claim, which would be our obligation. This class-action case was dropped in March 2005 against the Company, but the officers are still defendants.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On November 7, 2003, we entered into definitive agreements in connection with a private placement of our shares of common stock with institutional investors and their affiliates ("Financing") who were accredited investors under the securities laws. The investors participating in the Financing also received warrants to purchase up to an aggregate of approximately 2.9 million shares of our common stock at an exercise price of $1.79 per share (collectively, "Financing Warrants"). Each of the Financing Warrants has a five year life. During April 2004, Financing Warrants to purchase an aggregate of 2.0 million shares of common stock were exercised, resulting in aggregate cash proceeds to us of approximately $3.5 million.

     On April 3, 2003, we entered into a term loan facility agreement with Silicon Valley Bank. In connection with the term loan facility, on April 3, 2003, we issued a five-year warrant to the Bank to purchase up to 56,250 shares of our common stock at an exercise price of $1.60 per share ("Bank Warrant"). On April 13, 2004, the Bank exercised the Bank Warrant on a net exercise basis, resulting in the issuance by of 35,560 shares of our common stock to the Bank and no cash proceeds to us.

     On April 30, 2004, we notified holders of securities covered by our Form S-3 registration statement filed in December 2003 ("2003 Registration Statement") and our Form S-3 registration statement filed in May 2002 ("2002 Registration Statement") of the suspension of the availability of these registration statements and the use of any prospectuses in connection therewith for the purpose of selling shares or otherwise. We continue to have an obligation (subject to certain exceptions, including suspension of use under specified circumstances and for a limited period of time) to keep both the 2003 Registration Statement and 2002 Registration Statement effective with respect to the shares covered thereby, until such shares may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act of 1933, as amended. In general, a person who is not an affiliate of us and who has beneficially owned shares for two years is entitled to sell such shares under Rule 144(k) without any volume limitations or other restrictions, and without the use of a registration statement and related prospectus. Shares held by our affiliates may be sold under Rule 144, subject to volume limitations and subject to other restrictions, including availability of current public information concerning us.

     On May 7, 2004, we notified participants under our employee and consultant equity incentive plans (the "Plans") of the suspension of the availability of our Form S-8 registration statements and the use of any prospectus in connection therewith covering securities issued under the Plans. During the suspension period, participants have not been able to exercise options granted or purchase shares under the Plans, or purchase shares or have payroll deductions made under the Company s 1997 Employee Stock Purchase Plan.

     The suspensions of our S-3 and S-8 registration statements described above occurred as a result of the special investigation by the audit committee of our board of directors into irregular transactions we discovered in our Asia operations, as described elsewhere in this Quarterly Report.

     On May 25, 2004, we issued five-year warrants to Silicon Valley Bank to purchase 7,218 shares of our common stock at a price per share of $2.54. We intend these warrants to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act. On November 16, 2004, we agreed to re-price these warrants to a price of $0.01 per share.

     On August 25, 2004, prior to the commencement of trading, our common stock was de-listed from The Nasdaq SmallCap Market as a result of our failure to comply with Nasdaq Marketplace Rule 4310(c)(14) due to our delinquent filing of our periodic reports as a result of the ongoing special investigation by our audit committee. On August 25, 2004, our common stock began to be quoted on the over-the-counter market through the Pink Sheets under the symbol "FVCC."

     On July 26, 2004, we granted a stock option under our 1997 Equity Incentive Plan, as amended, to Jonathan Morgan, our Chief Executive Officer, for the purchase of 300,000 shares of our common stock. The vesting provisions of this option were subsequently approved on September 14, 2004. The option vests 100% on the fourth anniversary of the grant date, but is subject to accelerated vesting if we meet certain milestones in the next 16 months relating to our operating profit.

     Due to the Company's bankruptcy filing in January 2005 and subsequent November 2005 reorganization approval by the Court, all stock options have effectively been canceled.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Stockholders on May 18, 2004 at 11:00 am at our headquarters in Redwood City, California ("Annual Meeting"). During the Annual Meeting of Stockholders, the matters that were voted upon by shareholders of (i) our common stock, and (ii) our Series A Preferred Stock, were as follows, of which all were approved:

1.   The election of two director  nominees,  Norman E. Gaut,  Ph.D.  and George
     Sollman,   to  serve  as  directors   until  the  2007  Annual  Meeting  of
     Stockholders.

2.   The approval of the Company's 1997 Equity  Incentive  Plan, as amended,  to
     (i) increase the aggregate number of shares of common stock authorized for issuance under the plan by l,900,000 shares, and (ii) increase the maximum number of options that may be granted under the plan to any person in any calendar year from 100,000 to 1,000,000 for newly hired employees, and from 100,000 to 500,000 for grants to all other persons.

3. The approval of the Company's 1997 Non-Employee Directors' Stock Option Plan, as amended, to (i) increase the aggregate number of shares of common stock authorized for issuance under the plan by 100,000 shares, (ii) amend the terms pursuant to which options granted under the plan become exercisable, (iii) shorten the post-termination exercise period for grants made under the plan from 24 months to nine months, (iv) increase the initial option grants for directors from 8,000 shares to 16,000 shares, (v) approve a one-time grant of an option to purchase 8,000 shares for each current non-employee director of the Company, (vi) approve a grant of an option to purchase 5,000 shares of common stock to the Chairman of each of the Audit and Compensation Committees of the Board and to the Chairman of the Board and a grant of 3,000 shares of common stock to the Chairman of the Nominating and Corporate Governance Committee of the Board, upon the appointment of a non-employee director as Chairman of the Board and each of these committees and on each anniversary of such appointment, and (vii) delete the current provisions for annual automatic grants to members of the Audit, Compensation and Nominating Committees of the Board.

4. The approval of the potential issuance and sale by the Company of shares of its common stock and warrants exercisable for shares of its common stock to entities affiliated with Special Situations Fund.

5. The approval of the potential issuance by the Company of additional shares of its common stock upon conversion of outstanding shares of its Series A Preferred Stock and upon exercise of an outstanding warrant issued to Vulcan Inc. in June 2000, as a result of anti-dilution adjustment provisions contained in the Company's Certificate of Designation of Series A Preferred Stock and the Vulcan warrant.

6. The ratification of the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending December 31, 2004.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Exhibit
  No.                           Description of Document
-------    ---------------------------------------------------------------------

4.1 Warrant to purchase 7,218 shares of the Company's Common Stock, dated May 25, 2004, issued by the Company to Silicon Valley Bancshares

4.2 First Amendment Agreement Regarding Warrant between the Company and Silicon Valley Bancshares, dated as of November 8, 2004

10.1* Settlement Agreement between the Company and Frank Kaplan, dated January 21, 2004

10.2* Mutual Release between the Company and Ralph Ungermann, dated January __ 2004 10.3(1) * Executive Officers' Change of Control Plan, as amended

10.4(2)*   1997 Equity Incentive Plan, as amended

10.5(2)* Form of Incentive Stock Option Agreement of the Company under the 1997 Equity Incentive Plan, as amended

10.6(2)* Form of Non-Statutory Stock Option Agreement under the 1997 Equity Incentive Plan, as amended

10.7(2)* Form of Addendum to Stock Option Agreement under the 1997 Equity Incentive Plan, as amended

10.8(2)* Incentive Stock Option Agreement and related addendum between the Company and Jonathan Morgan, dated September 13, 2004

10.9(3)* Form of Indemnification Agreements between the Company and its executive officers and directors

10.10(4) Loan and Security Agreement between the Company and Silicon Valley Bank, dated as of April 3, 2003

10.11(5) Amendment to Loan Documents between the Company and Silicon Valley Bank, dated as of May 25, 2004

10.12(2) Temporary Forbearance Agreement between the Company and Silicon Valley Bank, dated as of September 13, 2004

10.13(6) Extension Agreement between the Company and Silicon Valley Bank, dated as of September 13, 2004

10.14 Amendment and Extension Agreement between the Company and Silicon Valley Bank, dated as of November 9, 2004

10.15(6) Services, Payment and Security Agreement among the Company, Morrison & Foerster LLP, Huron Consulting Group and Applied Discovery, Inc., dated as of August 19, 2004

10.15(6) Subordination Agreement in favor of Silicon Valley Bank among the Company, Morrison & Foerster LLP, Huron Consulting Group and Applied Discovery, Inc., dated as of August 19, 2004

10.13(7) Software and Services Engagement Agreement between the Company and IBM, dated as of August 11, 2004

10.14(8)** Statement of Work between the Company and IBM, dated August 17, 2004

20.1 Letter sent to holders of securities covered by the 2003 S-3 registration statement regarding the suspension of availability of the registration statement and any related prospectus

20.2       Letter sent to holders of securities covered by 2002 S-3 registration
           statement   regarding   the   suspension  of   availability   of  the
           registration statement and any related prospectus

20.3 Letter sent to participants in stock plans covered by various S-8 registration statements regarding the suspension of availability of these registration statements and any related prospectuses

22.1(9)    Published Report of Results of 2004 Annual Meeting of Stockholders

31.1 Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------
Notes to Exhibits

    *   Management contract or compensatory plan or arrangement

    ** Confidential Treatment has been requested from the U.S. Securities and Exchange Commission ("Commission") for portions of these exhibits. A separate filing of omitted text has been made with the Commission.

    (1) Filed as an exhibit to the Company's Annual Report on Form 10-K, as filed on March 29, 2004 (File No. 000-23305).

    (2) Filed as an exhibit to the Company's Current Report on Form 8-K/A, as filed on September 15, 2004 (File No. 000-23305).

    (3) Filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 333-38755).

    (4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, as filed on May 15, 2003 (File No. 000-23305).

    (5) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed on August 17, 2004 (File No. 000-23305).

    (6) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed on October 1, 2004 (File No. 000-23305).

    (7) Filed as an exhibit to the Company's Current Report on Form 8-K/A, as filed on August 23, 2004 (File No. 000-23305).

    (8) Filed as an exhibit to the Company's Current Report on Form 8-K/A, as filed on August 23, 2004 (File No. 000-23305).

    (9) Filed as part of the Company's Current Report on Form 8-K, as filed on May 26, 2004 (File No. 000-23305).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 28, 2005                  FIRST VIRTUAL COMMUNICATIONS, INC.

                                         By: /s/ Gregory Sterling
                                             ----------------------------
                                             Gregory Sterling
                                             Chief Restructuring Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
  No.                            Description of Document
-------    ---------------------------------------------------------------------

4.1 Warrant to purchase 7,218 shares of the Company's Common Stock, dated May 25, 2004, issued by the Company to Silicon Valley Bancshares

4.2 First Amendment Agreement Regarding Warrant between the Company and Silicon Valley Bancshares, dated as of November 8, 2004

10.1* Settlement Agreement between the Company and Frank Kaplan, dated January 21, 2004

10.2* Mutual Release between the Company and Ralph Ungermann, dated January __ 2004

10.3(1)*   Executive Officers' Change of Control Plan, as amended

10.4(2)*   1997 Equity Incentive Plan, as amended

10.5(2)* Form of Incentive Stock Option Agreement of the Company under the 1997 Equity Incentive Plan, as amended

10.6(2)* Form of Non-Statutory Stock Option Agreement under the 1997 Equity Incentive Plan, as amended

10.7(2)* Form of Addendum to Stock Option Agreement under the 1997 Equity Incentive Plan, as amended

10.8(2)* Incentive Stock Option Agreement and related addendum between the Company and Jonathan Morgan, dated September 13, 2004

10.9(3)* Form of Indemnification Agreements between the Company and its executive officers and directors

10.10(4) Loan and Security Agreement between the Company and Silicon Valley Bank, dated as of April 3, 2003

10.11(5) Amendment to Loan Documents between the Company and Silicon Valley Bank, dated as of May 25, 2004

10.12(2) Temporary Forbearance Agreement between the Company and Silicon Valley Bank, dated as of September 13, 2004

10.13(6) Extension Agreement between the Company and Silicon Valley Bank, dated as of September 13, 2004

10.14 Amendment and Extension Agreement between the Company and Silicon Valley Bank, dated as of November 9, 2004

10.15(6) Services, Payment and Security Agreement among the Company, Morrison & Foerster LLP, Huron Consulting Group and Applied Discovery, Inc., dated as of August 19, 2004

10.15(6) Subordination Agreement in favor of Silicon Valley Bank among the Company, Morrison & Foerster LLP, Huron Consulting Group and Applied Discovery, Inc., dated as of August 19, 2004

10.13(7) Software and Services Engagement Agreement between the Company and IBM, dated as of August 11, 2004

10.14(8)** Statement of Work between the Company and IBM, dated August 17, 2004

20.1 Letter sent to holders of securities covered by the 2003 S-3 registration statement regarding the suspension of availability of the registration statement and any related prospectus

20.2       Letter sent to holders of securities covered by 2002 S-3 registration
           statement   regarding   the   suspension  of   availability   of  the
           registration statement and any related prospectus

20.3 Letter sent to participants in stock plans covered by various S-8 registration statements regarding the suspension of availability of these registration statements and any related prospectuses

22.1(9)    Published Report of Results of 2004 Annual Meeting of Stockholders

31.1 Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------
Notes to Exhibits

    *   Management contract or compensatory plan or arrangement

    ** Confidential Treatment has been requested from the U.S. Securities and Exchange Commission ("Commission") for portions of these exhibits. A separate filing of omitted text has been made with the Commission.

    (1) Filed as an exhibit to the Company's Annual Report on Form 10-K, as filed on March 29, 2004 (File No. 000-23305).

    (2) Filed as an exhibit to the Company's Current Report on Form 8-K/A, as filed on September 15, 2004 (File No. 000-23305).

    (3) Filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 333-38755).

    (4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, as filed on May 15, 2003 (File No. 000-23305).

    (5) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed on August 17, 2004 (File No. 000-23305).

    (6) Filed as an exhibit to the Company's Current Report on Form 8-K, as filed on October 1, 2004 (File No. 000-23305).

    (7) Filed as an exhibit to the Company's Current Report on Form 8-K/A, as filed on August 23, 2004 (File No. 000-23305).

    (8) Filed as an exhibit to the Company's Current Report on Form 8-K/A, as filed on August 23, 2004 (File No. 000-23305).

    (9) Filed as part of the Company's Current Report on Form 8-K, as filed on May 26, 2004 (File No. 000-23305).