Form 10QSB
period 2004-06-30
FIRST VIRTUAL COMMUNICATIONS INC
filed 2005-11-30
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------
                                   FORM 10-QSB
                               -------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

              [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____ .

                        Commission File Number: 000-23305

                       FIRST VIRTUAL COMMUNICATIONS, INC.
                    -----------------------------------------
                    (Exact name of registrant in its Charter)

            Delaware                                    77-0357037
  ------------------------------          -------------------------------------
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

                                      Index
                                                                            Page

               EXPLANATORY NOTE .............................................. 1

     PART 1.   FINANCIAL INFORMATION........................................ F-1

     Item 1.   Financial Statements (unaudited)............................. F-1

               Condensed  Consolidated  Balance  Sheets  at June 30,
               2004  and December 31, 2003.................................. F-1

               Condensed  Consolidated  Statements of  Operations for
               the three and six months ended June 30, 2004 and 2003 ....... F-2

               Condensed  Consolidated  Statements of Cash Flows for
               the six months ended June 30, 2004 and 2003 ................. F-3
..
               Notes to Unaudited Condensed  Consolidated Financial
               Statements .................................................. F-4

     Item 2.   Management's Discussion Analysis or Plan of Operations ........ 2

     Item 3.   Controls and Procedures ...................................... 17

     PART II.  OTHER INFORMATION ............................................ 17

     Item 1.   Legal Proceedings ............................................ 17

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds... 18

     Item 3.   Defaults Upon Senior Securities .............................. 19

     Item 4.   Submission of Matters to a Vote of Security Holders .......... 19

     Item 5.   Other Information ............................................ 19

     Item 6    Exhibits ..................................................... 20

                                EXPLANATORY NOTE

     We are filing this Form 10-QSB for the quarter ended June 30, 2004 simultaneously with our filing of our Forms 10-QSB for the quarters ended March 31 and September 30, 2004.

     As previously noted in our Current Reports on Form 8-K as filed on November 19, 2004, in April 2004, the audit committee of our board of directors initiated a special investigation as a result of the identification by management of several irregular sales transactions, most of which had occurred in our Asia operations. The audit committee retained a special independent legal counsel and though them, independent forensic accountants, to review these transactions. As a result of the pendency of this investigation, we were unable to complete our quarterly financial statements for the quarters ended March 31, June 30, and September 30, 2004, and thus we were unable to release our results and timely file with the SEC this quarterly report on Form 10-QSB, or the quarterly reports on Forms 10-QSB for the for the quarters ended March 31 and September 30, 2004.

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

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       First Virtual Communications, Inc.
                 Unaudited Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)


                                                              June 30,        December 31,
                                                                2004              2003
                                                            ------------     -------------
                                                                              As Restated)
ASSETS
Current assets:
     Cash and cash equivalents                               $    9,095       $    11,562
     Short-term investments                                          93               597
     Accounts receivable, net                                       592             2,266
     Prepaid and other current assets                             1,622               608
                                                            ------------     -------------
         Total current assets                                    11,402            15,033

Property and equipment, net                                       1,044               974
Other assets                                                        731               751
Intangible assets, net                                            2,930             3,233
                                                            ------------     -------------
                                                             $   16,107       $    19,991
                                                            ============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                        $    1,394       $       900
     Current portion of long-term debt                            3,000             1,000
     Accrued liabilities                                          5,754             4,268
     Deferred revenue                                             2,896             4,066
                                                            ------------     -------------
         Total current liabilities                               13,044            10,234

Long-term debt, net of current portion                               --             1,500

Stockholders' equity:
     Convertible Preferred Stock, $.001
       par value; 5,000,000 shares authorized;
       27,437 shares issued and outstanding,
       respectively                                                  --                --
     Common stock, $.001 par value;
       100,000,000 shares authorized;
       16,613,486 and 14,523,185 shares
       issued and outstanding, respectively                          49                47
     Additional paid-in capital                                 133,983           130,280
     Accumulated other comprehensive loss                          (336)             (263)
     Accumulated deficit                                       (130,633)         (121,807)
                                                            ------------     -------------
         Total stockholders' equity                               3,063             8,257
                                                            ============     =============
                                                             $   16,107       $    19,991
                                                            ============     =============

     See accompanying notes to condensed consolidated financial statements.


                       First Virtual Communications, Inc.
            Unaudited Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)

                                             Three months ended                Six months ended
                                       -------------------------------  -------------------------------
                                                   June 30,                         June 30,
                                       -------------------------------  -------------------------------
                                            2004             2003             2004            2003
                                       --------------   --------------  ---------------  --------------
                                                         (As Restated)                    (As Restated)
Revenue
       Software                         $      2,776     $      3,001    $       4,797    $      6,358
       Product                                   109              639              193           1,284
       Support service                         1,450            1,890            3,015           3,226
                                       --------------   --------------  ---------------  --------------
           Total revenue                       4,335            5,530            8,005          10,868

Cost of revenue
       Software                                   86              277              150             443
       Product                                    --               30               --             248
       Support service                           521              516            1,109             962
                                       --------------   --------------  ---------------  --------------
           Total cost of revenue                 607              823            1,259           1,653
                                       --------------   --------------  ---------------  --------------
Gross profit                                   3,728            4,707            6,746           9,215
                                       --------------   --------------  ---------------  --------------

Operating expense:
       Research and development                1,800            2,395            3,819           4,882
       Sales and marketing                     2,673            2,778            5,748           5,371
       General and administrative              1,513            1,740            3,017           3,365
       Restructuring and other                   109              838              809             838
       Special investigation                   2,126               --            2,126              --
                                       --------------   --------------  ---------------  --------------
           Total operating expense             8,221            7,751           15,519          14,456
                                       --------------   --------------  ---------------  --------------

Operating loss                                (4,493)          (3,044)          (8,773)         (5,241)

Other income (expense), net                      (35)             (34)             (53)             (7)
                                       --------------   --------------  ---------------  --------------

Net loss                                $     (4,528)    $     (3,078)   $      (8,826)   $     (5,248)
                                       ==============   ==============  ===============  ==============

Basic and diluted net loss per share    $      (0.28)    $      (0.38)   $       (0.57)   $      (0.65)
                                       ==============   ==============  ===============  ==============
Shares used in computing basic and
  diluted net loss per share                  16,106            8,107           15,427           8,102
                                       ==============   ==============  ===============  ==============

     See accompanying notes to condensed consolidated financial statements.


                       First Virtual Communications, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                             Six Months Ended June 30,
                                                          -----------------------------
                                                                 2004             2003
                                                          ------------    -------------
                                                                          (As Restated)
Cash flows from operating activities:
   Net loss                                                $   (8,826)     $    (5,248)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                              667            1,102
       Provision for returns and doubtful accounts               (130)              58
       Loss on disposal of fixed assets                            --              351
       Loss on closure of FVC India                                --                9
       Other                                                      (72)             (38)
       Changes in operating assets and liabilities
           Accounts receivable                                  1,804             (477)
           Inventory                                               --              535
           Prepaid expenses and other assets                   (1,023)            (353)
           Accounts payable                                       519             (147)
           Accrued liabilities                                  1,463             (681)
           Deferred revenue                                    (1,172)              17
                                                          ------------    -------------
Net cash used in operating activities                          (6,770)          (4,872)
                                                          ============    =============

Cash flows from investing activities:
   Acquisition of property and equipment                         (278)            (334)
   Acquisition of businesses                                       --             (132)
   Sale of short-term investments                                 504               --
                                                          ------------    -------------
Net cash provided by (used in) investing activities               226             (466)
                                                          ============    =============
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                  3,705               62
   Payment related to issuance of common stock                   (128)              --
   Proceeds from drawdown of term loan                            917            3,000
   Payment on long term debt                                     (417)              --

                                                          ------------    -------------
Net cash provided by financing activities                       4,077            3,062
                                                          ============    =============

Net increase (decrease) in cash and cash equivalents           (2,467)          (2,276)

Cash and cash equivalents at beginning of period               11,562            8,352
                                                          ------------    -------------
Cash and cash equivalents at end of period                 $    9,095      $     6,076
                                                          ============    =============

     See accompanying notes to condensed consolidated financial statements.

                       First Virtual Communications, Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2004

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     First Virtual Communications, Inc. (the "Company") has prepared the accompanying financial data for the quarterly period ended June 30, 2004 pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

     In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2004, consolidated results of operations for the three and six months ended June 30, 2004 and 2003, and consolidated cash flow activities for the six months ended June 30, 2004 and 2003.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

     The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-QSB should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K with special attention as to the restated financial results for 2003, 2002 and 2001 as reported in Form 8-K recently filed with the SEC.

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

Liquidity
---------

     The Company has operated at a loss since its inception and has financed its operations primarily through private and public placements of equity securities, revenue from the sale of its products and services and through credit facilities. Cash and cash equivalents totaled $9.1 million at June 30, 2004. Of the Company's cash and cash equivalents at June 30, 2004, $3.0 million was expected to support its outstanding obligations to Silicon Valley Bank. Accordingly, the cash resources available for operations as of June 30, 2004 were $6.1 million. At December 31, 2003, the cash resources available for operations totaled $9.1 million.

     During the three months ended June 30, 2004, the Company used an average of approximately $3.1 million of cash to fund its operating activities. In August
2004, the Company announced an additional restructuring initiative, which was completed during the fourth quarter of 2004 and it reduced personnel and other operating costs worldwide. The Company incurred approximately $400,000 in non-recurring charges in the third and fourth quarters of 2004 related to its implementation.

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

Stock-based compensation
------------------------

     As of June 30, 2004, the Company maintained stock option plans under which the Company could grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. The Company has chosen to account for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

     The following table illustrates the net loss and net loss per share during the three and six months ended June 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

                                                     Three Months Ended June 30,     Six Months Ended June 30,
                                                     ----------------------------   --------------------------
                                                         2,004          2,003           2,004           2,003
                                                     ----------   ---------------   ----------   -------------
                                                                   (As Restated)                 (As Restated)

Net loss                                                (4,528)        (3,078)         (8,826)         (5,248)
                                                        -------        -------         -------         -------
Add: Stock-based employee compensation                       --             8              --               8
  expense included in reported net income
Deduct: Total stock based employee compensation            (90)          (589)           (267)           (893)
  expense determined pursuant to SFAS 123
Pro forma net loss                                      (4,618)        (3,659)         (9,093)         (6,133)
                                                        -------        -------         -------         -------
As reported net loss per share (basic and diluted)       (0.28)         (0.38)          (0.57)          (0.65)
                                                        -------        -------         -------         -------
Pro forma net loss per share (basic and diluted)         (0.29)         (0.45)          (0.59)          (0.76)
                                                        -------        -------         -------         -------

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

     The weighted-average estimated grant-date fair value of options granted under the Company's various stock option plans was $1.88 and $1.85, respectively, during the three and six months ended June 30, 2004 and $2.95 and $2.60, respectively, for the three and six months ended June 30, 2003. The fair value of each stock option on the date of grant was determined using the Black-Scholes model with the following assumptions:

                                   Three Months                 Six Months
                                      Ended                       Ended
                                     June 30,                    June 30,
                             -------------------------   -----------------------
                                  2004          2003         2004        2003
                             ------------   ----------   ----------   ----------

    Risk-free interest rate       3.7%          2.5%       3.0-3.7%    2.5-3.0%
    Volatility                    176%          113%       138-176%      113%
    Option term (in years)          5             5           5           5
    Dividend yield                0.0%          0.0%         0.0%        0.0%

     On July 25, 2003, the Company offered a voluntary employee stock option exchange program to its employees and members of its board of directors. Under the exchange offer, eligible employees and members of the board of directors had the opportunity to exchange their outstanding stock options for new options to be granted under the Company's 1999 Equity Incentive Plan and 1997 Equity Incentive Plan, pursuant to the terms of the replacement option agreements between the Company and its employees and members of the board of directors. Under the exchange offer, all outstanding options were eligible options. The replacement options represented an option to purchase one share of the Company's common stock for each option to purchase three shares of the Company's common stock exchanged; provided, however, that under the exchange offer, options granted in the six-month period immediately preceding the offer date that were cancelled due to the participation in the offer were replaced by the same number of replacement options. The replacement options were granted on the replacement grant date, February 23, 2004 and had an exercise price per share of $1.83, the fair market value of the Company's common stock at the close of trading on the trading day preceding the replacement grant date. The replacement options vest in equivalent monthly increments over a 24 month period beginning on February 23, 2004. Replacement options granted to employees located outside the United
States were subject to different vesting and other material terms than those described above.

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

Concentrations of credit risk
-----------------------------

     Revenue during the three and six months ended June 30, 2004 and 2003 and accounts receivable as of June 30, 2004 and December 31, 2003 of customers comprising more than 10% of revenue or receivable are summarized as follows:


                             Three Months                Six Months
                               Ended                       Ended
                              June 30,                    June 30,
                      -------------------------   -----------------------
                          2004          2003         2004        2003
                      ------------   ----------   ----------   ----------
      Revenue:
        Company A          16%           24%          17%         13%
        Company B          12%           --           11%         --
        Company C          --            --           --          --


                                June 30,              December 31,
                                 2004                    2003
                               ----------             -----------
      Accounts receivable:
        Company A                  --                     --
        Company C                  --                     12%
        Company D                  15%                    --
        Company E                  --                     10%

Recent Issued Accounting Pronouncements
--------------------------------------

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

     In March 2004, the EITF reached a consensus on EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", to create a model that uses more detailed criteria to evaluate whether to record a loss, and includes additional disclosure information about unrealized losses. The consensus also expands the scope of EITF No. 03-1 to investments in equity securities that are both outside the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and not accounted for by the equity method. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The adoption of EITF No. 03-01 did not have a material impact on the Company's results of operations and financial position.

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

     There were no restructuring charges recorded during the six months ended June 30, 2003.

NOTE 3 - SHORT TERM INVESTMENTS

     As of June 30, 2004, all of the Company's short-term investments have been classified as "available-for-sale securities" and have contractual maturities of less than one year. Available-for-sale securities were comprised as follows (in thousands):

                           June 30,               December 31,
                         ------------             ------------
                             2004                     2003
                         ------------             ------------
Corporate notes           $       --              $       508
Equity securities                 13                       14
Debt securities                   80                       75
                         ------------             ------------
Total                     $       93              $       597
                         ============             ============


     Available-for-sale securities are comprised as follows at June 30, 2004 and December 31, 2003 (in thousands):

                                    Unrealized      Unrealized
                      Cost             Gains          Losses        Fair Value
                   ------------    ------------    ------------    ------------
June 30, 2004
Corporate notes     $       --      $       --      $       --      $       --
Equity securities          164               7            (158)             13
Debt securities             80              --              --              80
                   ------------    ------------    ------------    ------------
Total               $      244      $        7      $     (158)     $       93
                   ============    ============    ============    ============

December 31, 2003
Corporate notes     $      508      $       --      $       --      $      508
Equity securities          164               4            (154)             14
Debt securities             75              --              --              75
                   ------------    ------------    ------------    ------------
Total               $      747      $        4      $     (154)     $      597
                   ============    ============    ============    ============

NOTE 4 - INVENTORY

     In May 2003 the Company notified its customers that it will no longer offer legacy ATM hardware products. All remaining hardware inventory has been written off and the Company intends to dispose of that hardware by the end of 2004. There was no inventory recorded as of June 30, 2004 and December 31, 2003.

NOTE 5 - NET LOSS PER SHARE

     The Company incurred losses for the three and six months ended June 30, 2004 and 2003, and as a result all potential common share equivalents were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods. The following table summarizes securities outstanding that were not included in the calculations of diluted net loss per share for the three and six months ended June 30, 2004 and 2003, since their inclusion would be anti-dilutive (in thousands):

                                                  At June 30,
                                     ------------------------------------
                                           2004                2003
                                     ------------------------------------
                                                 (in thousands)

    Common stock options                  1,927               2,444
    Common stock warrants                 3,310               1,486
    Convertible preferred stock           1,449                 879

     The common stock warrants are exercisable at prices of between $1.35 and $32.65 per share and expire at various times from June 2005 through May 2009. The stock options outstanding at June 30, 2004 had a weighted average exercise price per share of $5.08 and expire at various times between May 2006 and May 2014.

NOTE 6 - WARRANTIES

     The Company sold software products and related services. The Company provided for future warranty costs upon product delivery or from the purchase date. The specific terms and conditions of those warranties vary depending upon the product sold, the country in which the customers are located and agreements the Company had with various customers.

     Software products generally carry a 90-day warranty on the software media from the date of delivery or purchase. Otherwise, software products were sold on an as-is basis. Longer warranty periods could be provided on a contract-by-contract basis and are limited. Our liability under these warranties was to replace defective media and in some cases to provide a corrected copy of any portion of the software found not to be in substantial compliance with the published specifications in the product documentation. In such cases, if the Company was unable to make the products conform to published specifications, the Company would be obligated to refund the amount actually paid by customers.

     Factors that affected our warranty liability include the number of units sold, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. We assessed the adequacy of the recorded warranty liabilities every quarter and made adjustments to the liability if necessary. The Company has gone through the transition from being primarily a hardware-based company to a software-based company, subsequent to the acquisition of CUseeMe Networks on June 19, 2001, and has discontinued offering hardware to the marketplace other than hardware currently in fully reserved inventory.

     Changes in the warranty liability, which is included as a component of "accrued liabilities," during the six months ended June 30, 2004, were as follows (in thousands):

   Beginning balance as of December 31, 2003..............  $    123
   Reduction to warranty reserve..........................      (115)
                                                            ---------
   Ending balance as of June 30, 2004.....................  $      8
                                                            =========

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

     Components  of  accumulated  other   comprehensive  loss  consists  of  the
following (in thousands):


                                                June 30,    December 31,
                                                  2004           2003
                                              ------------  ------------

    Foreign currency translation.............. $     (185)   $     (113)
    Unrealized loss on marketable
      securities, net of income taxes.........       (151)         (150)
                                              ------------  ------------
    Accumulated other comprehensive loss, net  $     (336)   $     (263)
                                              ============  ============


     Comprehensive losses for the three and six months ended June 30, 2004 and 2003 were as follows (in thousands):


                                     For the Three Months Ended      For the Six Months Ended
                                             June 30,                       June 30,
                                     ---------------------------   ----------------------------
                                          2004          2003           2004          2003
                                     ------------   ------------   -------------   ------------

Net Loss, as reported                 $   (4,528)    $   (3,078)    $    (8,826)    $   (5,248)
                                     ------------   ------------   -------------   ------------
Cumulative translation adjustment             (7)           (40)            (72)           (46)
Unrealized gain (loss) on
  marketable securities                       (4)            (5)             (1)            (7)
                                     ------------   ------------   -------------   ------------

          Comprehensive loss          $   (4,539)    $   (3,123)    $    (8,899)    $   (5,301)
                                     ============   ============   =============   ============

     There were no tax effects allocated to any components of comprehensive loss during the six months ended June 30, 2004 and 2003.


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

The Nasdaq SmallCap Market
--------------------------

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

     Our internal sales and marketing force qualified and stimulated end-user demand, and managed our strategic relationships with our distribution partners, including OEMs, VARs and systems integrators. At June 30, 2004, NEC System Technologies, Inc. accounted for 15% of total accounts receivable. At December 31, 2003, Beijing Thumb Access Communications, Ltd. and AT&T Corporation accounted for 12% and 10% of total accounts receivable, respectively. For the three and six months ended June 30, 2004, Comp View, Inc. accounted for 16% and 17% and Net One Systems Company, Ltd. accounted for 12% and 12% of total revenue, respectively.

     We maintained sales offices in the United States, Europe and Asia and distributed our products through resellers and distributors in more than 25 countries. Our revenue from international sales represented 46% and 33%, respectively, of our total revenue in the three months ended June 30, 2004 and 2003, and 41%, 44% and 37%, respectively, of our total revenue in the six months ended June 30, 2004 and 2003 and the year ended December 31, 2003.

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

     In addition to sales and overhead concerns, we have had unusually high general and administrative expenses. As noted above and discussed in detail below, in April 2004 we initiated a special investigation into certain irregular sales transactions we discovered in Asia. This investigation led to our inability to file our periodic reports with the SEC in a timely manner, the de-listing of our common stock from The Nasdaq SmallCap Market and the restatement of our financial results for the fiscal years ended December 31, 2001, 2002, and 2003. Although the irregular transactions did not affect our results of operations for this quarter, the special investigation and its aftermath led to substantial general and administrative costs in 2004, including legal and accounting expenses related to the investigation and any U.S. federal securities class-action litigation brought against us and/or our directors and officers, legal expenses relating to the registration of our securities, and premium increases on our directors' and officers' liability insurance policy, as well as significant liquidity concerns. We took steps to further reduce our expenses through an additional restructuring initiative, which we announced in August 2004, as discussed below. Nevertheless, on January 20, 2005, First Virtual Communications, Inc. filed Chapter 11 reorganization cases for itself and its domestic subsidiary, CUseeMe Networks, Inc. (collectively, the "Company"), in the United States Bankruptcy Court for the Northern District of California, San Francisco Division. The Company will continue to operate its business as "debtors in possession" under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

CRITICAL ACCOUNTING POLICIES

     There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

     The   following   table  sets  forth   certain  items  from  our  condensed
consolidated statements of operations as a percentage of total revenue for the periods indicated:


                                            Three months ended                   Six months ended
                                       -----------------------------      ------------------------------
                                                 June 30,                            June 30,
                                       -----------------------------      ------------------------------
                                            2004             2003               2004            2003
                                       ------------    -------------      -------------    -------------
                                                       (As Restated)                        As Restated)

Revenue                                   100.0%            100.0%            100.0%           100.0%
Cost of revenue                            14.0%             14.9%             15.7%            15.2%
                                       ------------    -------------      -------------    -------------
       Gross profit                        86.0%             85.1%             84.3%            84.8%
                                       ============    =============      =============    =============

Operating expense:
       Research and development            41.5%             43.3%             47.7%            44.9%
       Sales and marketing                 61.7%             50.2%             71.8%            49.4%
       General and administrative          34.9%             31.5%             37.7%            31.0%
       Other non-recurring charges          2.5%             15.2%             10.1%             7.7%
       Special investigation               49.0%              0.0%             26.6%             0.0%
                                       ------------    -------------      -------------    -------------
            Total operating expense       189.6%            140.2%            193.9%           133.0%
                                       ============    =============      =============    =============

Operating loss                           -103.7%            -55.1%           -109.6%           -48.2%
Other income (expense), net                -0.8%             -0.6%             -0.7%            -0.1%
                                       ------------    -------------      -------------    -------------
Net loss                                 -104.4%            -55.7%           -110.3%           -48.3%
                                       ============    =============      =============    =============

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Revenue
-------

     Revenue was $4.3 million for the three months ended June 30, 2004; a decrease of 22% from the $5.5 million recorded in the three months ended June 30, 2003. The following table summarizes the total revenue by software, hardware and services for the three months ended June 30, 2004 and 2003 (in thousands):

                                             Three Months Ended June 30,
                                      ---------------------------------------
                                           2004                   2003
                                      ----------------      -----------------

      Software                         $        2,776        $         3,001
      Hardware                                    109                    639
      Service                                   1,450                  1,890
                                      ----------------      -----------------
      Total revenue                    $        4,335        $         5,530
                                      ================      =================

     Software revenue consisted of revenue from the sale of software licenses to use our Click to Meet(TM) and Conference Server software products. Software revenue decreased $0.2 million to $2.8 million in the three months ended June 30, 2004, a decrease of 7% from $3.0 million in the same period of last year.

The decrease was primarily due to reduced sales in North America and intense competition, offset by an increase in sales in Asia. Software revenue during the three months ended June 30, 2004 in North America, Europe and Asia totaled $1.3 million, $0.4 million and $1.1 million, respectively, compared to software revenue during the three months ended June 30, 2003 of $1.8 million, $0.5 million and $0.7 million in North America, Europe and Asia, respectively.

     Hardware revenue consisted of revenue from the sale of legacy ATM hardware products, which includes hardware products sourced from third parties and sold by us. Hardware revenue decreased $530,000 to $109,000 in the three months ended June 30, 2004, a decrease of 83% from $639,000 in the same period of last year. These hardware products are no longer part of our core strategy going forward and accordingly, the decrease was the result of lower demand and lower average selling prices for hardware-based ATM legacy products. We notified our customers that, as of May 1, 2003, we no longer offer ATM legacy hardware for sale other than hardware currently in our fully reserved inventory.

     Service revenue consisted primarily of software license subscriptions, under which our customers receive agreements in which they are entitled to updates during the term of the subscription, as well as hardware maintenance, training, installation and consulting revenue. Service revenue related to hardware maintenance declined to less than 38% of our overall revenue for the first six months of 2004 and we expect this number to continue to decline to zero as we eliminate this business. Service revenue decreased $0.4 million to $1.5 million in the three months ended June 30, 2004, a decrease of 23% from
$1.9 million in the three months ended June 30, 2003, primarily due to an increase in the sale of software subscriptions for our Click to Meet and Conference Server software products, partially offset by a reduction from service revenues related to hardware products. Service revenue in North America, Europe and Asia totaled $1.0 million, $0.2 million and $0.2 million during the three months ended June 30, 2004, respectively. This is compared to service revenue during the three months ended June 30, 2003 of $1.3 million, $0.2 million and $0.4 million in North America, Europe and Asia, respectively.

Cost of Revenue
---------------

     Cost of revenue consisted primarily of costs associated with the purchase of components from outside manufacturers or the manufacture of our legacy products by outside manufacturers and related costs of freight, inventory obsolescence, warranties, product media duplication, manuals and packaging materials, personnel and facility costs and third-party royalties, which were charged against income in the period incurred. Total costs of revenue decreased by $216,000 to $607,000 for the three months ended June 30, 2004, a decrease of 26% from $823,000 for the three months ended June 30, 2003. As a percentage of total revenues, cost of sales decreased to 14% for the three months ended June 30, 2004, from 15% for the three months ended June 30, 2003. Overall gross margin in the three months ended June 30, 2004 was 86%, compared to 85% in the comparable period of 2003.

     Cost of software revenue decreased by $191,000 to $86,000 for the three months ended June 30, 2004, a decrease of 69% from $277,000 for the three months ended June 30, 2003. The decrease of cost of software revenue in the first quarter of 2004 was primarily due to lower sales volume and reduced third party royalty expense. Gross margin on software revenue increased to 97% for the three months ended June 30, 2004, compared to 91% for the three months ended June 30, 2003.

     Cost of hardware revenue decreased by $30,000 to zero for the three months ended June 30, 2004, a decrease of 100% from $30,000 for the three months ended June 30, 2003. The decrease was primarily due to the drop in sales volume of our hardware products and a reduction of warranty liability after we substantially completed our transition out of the sales of our legacy hardware-based products. We have discontinued offering hardware to our customers and, as of the end of 2004, we had disposed of the hardware that had previously been held in our fully reserved inventory. Consistent with the reduction in cost of hardware, gross margin on hardware revenue increased to 100% for the three months ended June 30, 2004, from 95% for the three months ended June 30, 2003.

     Cost of service revenue increased slightly by $5,000 to $521,000 for the three months ended June 30, 2004, an increase of 1% from $516,000 for the three months ended June 30, 2003. This increase was primarily due to an increase in personnel related expenses as a result of increased employee headcount needed to support an increased number of customer subscribers to our service. The gross margin on service revenue decreased to 64% for the three months ended June 30, 2004, from 73% for the three months ended June 30, 2003, primarily due to the decline in service revenue and cost of service revenue remaining fairly constant period over period.

Research and Development
------------------------

     Research and development expense consisted primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expense decreased $595,000 to $1.8 million in the three months ended June 30, 2004, a decrease of 25% from $2.4 million for the three months ended June 30, 2003. The decrease was primarily due to a reduction of $360,000 in personnel related expense after the Company implemented a reduction in force in February 2004, a reduction of $194,000 in allocated facility costs resulting from the relocation of our headquarters office from Santa Clara to Redwood City during the second quarter of 2003, and a decrease in depreciation and amortization expenses of $124,000 resulting from certain research and development related assets having been fully depreciated, partially offset by an increase of $47,000 in professional fees. As a percentage of total revenue, research and development expense increased to 42% for the three months ended June 30, 2004, from 43% for the three months ended June 30, 2003, primarily as a result of the lower revenues during the three months ended June 30, 2004. We expect research and development expenses, as expressed in absolute dollars, to decrease from the levels reported in this Form 10-QSB and the Form 10-QSB for the first and third quarters of 2004, as a result of continued reductions in personnel expenses.

Sales and Marketing
-------------------

     Sales and marketing expense included personnel and related overhead costs for sales and marketing, costs of outside contractors, advertising, trade shows and other related marketing and promotional expenses. Sales and marketing expense decreased $105,000 to $2.7 million for the three months ended June 30, 2004, a decrease of 4% from $2.8 million for the three months ended June 30, 2003. The decrease was primarily due to a reduction of $363,000 in personnel related expense after the Company implemented a reduction in force in February 2004, partially offset by an increase in marketing and advertising program expenses and professional service fees to third parties. As a percentage of total revenue, sales and marketing expense increased to 62% for the three months ended June 30, 2004, from 50% for the three months ended June 30, 2003, primarily due to lower revenue during the three months ended June 30, 2004.

General and Administrative
--------------------------

     General and administrative expense included personnel and related overhead costs for finance, human resources, product operations, general management and the amortization of intangible assets. General and administrative expense decreased $227,000 to $1.5 million for the three months ended June 30, 2004, a 13% decrease from $1.8 million in the three months ended June 30, 2003. The decrease was primarily due to a savings of $166,000 from personnel related expenses after we implemented a reduction in force in February 2004, a reduction of $51,000 in allocated facility costs resulting from the relocation of our headquarters office from Santa Clara to Redwood City during the second quarter of 2003 and a $120,000 credit to bad debt expense following a reversal of related reserves, partially offset by an increase in legal expense accrual relating to the special investigation. As a percentage of total revenue, general and administrative expense increased to 35% in the three months ended June 30, 2004, compared to 31% for the three months ended June 30, 2003, primarily due to lower revenues during the three months ended June 30, 2004.

Restructuring and Other
-----------------------

     We completed the restructuring of our business announced in February 2004, which reduced our workforce by approximately 20% to 138 employees, primarily in our United States operations. The reduction in force was substantially completed in March 2004 and we incurred restructuring charges totaling $700,000 during the three months ended March 31, 2004. Additionally, we incurred approximately $100,000 in additional restructuring charges during the second quarter to bring the initiative to completion.

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

Special Investigation
---------------------

     In April 2004, we announced that the audit committee of board of directors had initiated a special investigation as a result of the identification by management of several irregular sales transactions, most of which had occurred in our Asia operations. The audit committee retained special independent legal counsel and through them, independent forensic accountants, to review these transactions. In connection with the special investigation, we have incurred approximately $3.5 million in legal and accounting fees through its completion in November 2004, of which $2.1 million was recorded in the three month period ended June 30, 2004 and the balance will be recorded in the third and fourth quarters of 2004. Of the fees incurred, $373,000 was paid during the second quarter and $1.1 million was paid during the second quarter of 2004.

     There were no other non-recurring charges for the three months ended June 30, 2004. In the three months ended June 30, 2003, we incurred non-recurring charges of $678,000 related to our office relocation and an additional $160,000 related to the shut down of our operation in India.

Other Income (Expense), Net
---------------------------

     Other income (expense), net, consisted primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to our credit facilities and long-term debt. Other (expense), net increased $1,000 to $35,000 for the three months ended June 30, 2004, an increase of 3% from $34,000 for the three months ended June 30, 2003. The increase was primarily due to the financing costs related to the credit facility with Silicon Valley Bank during the quarter and a decline in interest income as a result of lower market interest rates and lower cash balances.

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

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Revenue
-------

     Revenue was $8.0 million for the six months ended June 30, 2004; a decrease of 26% from the $10.9 million recorded in the six months ended June 30, 2003. The following table summarizes the total revenue by software, hardware and services for the six months ended June 30, 2004 and 2003 (in thousands):


                                             Six Months Ended June 30,
                                      ---------------------------------------
                                           2004                   2003
                                      ----------------      -----------------
                                                                (As Restated)

      Software                         $        4,797        $         6,358
      Hardware                                    193                  1,284
      Service                                   3,015                  3,226
                                      ----------------      -----------------
      Total revenue                    $        8,005        $        10,868
                                      ================      =================

     Software revenue consisted of revenue from the sale of software licenses to use our Click to Meet(TM) and Conference Server software products. Software revenue decreased $1.6 million to $4.8 million in the six months ended June 30, 2004, a decrease of 25% from $6.4 million in the same period of last year. The decrease was primarily due to reduced sales in all regions and intense competition. Software revenue during the six months ended June 30, 2004 in North America, Europe and Asia totaled $2.3 million, $0.7 million and $1.8 million, respectively, compared to software revenue during the six months ended June 30, 2003 of $3.1 million, $1.2 million and $2.1 million in North America, Europe and Asia, respectively.

     Hardware revenue consisted of revenue from the sale of legacy ATM hardware products, which includes hardware products sourced from third parties and sold by us. Hardware revenue decreased $1.1 million to $193,000 in the six months ended June 30, 2004, a decrease of 85% from $1.3 million in the same period of last year. These hardware products are no longer part of our core strategy going forward and accordingly, the decrease was the result of lower demand and lower average selling prices for hardware-based ATM legacy products. We notified our customers that, as of May 1, 2003, we no longer offer ATM legacy hardware for sale other than hardware currently in our fully reserved inventory.

     Service revenue consisted primarily of software license subscriptions, under which our customers receive agreements in which they are entitled to updates during the term of the subscription, as well as hardware maintenance, training, installation and consulting revenue. Service revenue related to hardware maintenance declined to less than 38% of our overall revenue for the first six months of 2004 and we expect this number to continue to decline to zero as we eliminate this business. Service revenue decreased $0.2 million to $3.0 million in the six months ended June 30, 2004, a decrease of 7% from $3.2 million in the six months ended June 30, 2003, primarily due to an increase in the sale of software subscriptions for our Click to Meet and Conference Server software products, partially offset by a reduction from service revenues related to hardware products. Service revenue in North America, Europe and Asia totaled $2.1 million, $0.5 million and $0.4 million during the six months ended June 30, 2004, respectively. This is compared to service revenue during the six months ended June 30, 2003 of $2.3 million, $0.4 million and $0.5 million in North America, Europe and Asia, respectively.

Cost of Revenue
---------------

     Cost of revenue consisted primarily of costs associated with the purchase of components from outside manufacturers or the manufacture of our legacy products by outside manufacturers and related costs of freight, inventory obsolescence, warranties, product media duplication, manuals and packaging materials, personnel and facility costs and third-party royalties, which were charged against income in the period incurred. Total costs of revenue decreased by $0.4 million to $1.3 million for the six months ended June 30, 2004, a decrease of 24% from $1.7 million for the six months ended June 30, 2003. As a percentage of total revenues, cost of sales remained stable at 16% for the six months ended June 30, 2004, compared to 15% for the six months ended June 30, 2003. Gross margin represents the difference between revenue and cost of revenue as a percentage of revenue. Overall gross margin in the six months ended June 30, 2004 remained stable at 84%, compared to 85% in the comparable period of 2003.

     Cost of software revenue decreased by $293,000 to $150,000 for the six months ended June 30, 2004, a decrease of 66% from $443,000 for the six months ended June 30, 2003. The decrease in cost of software revenue was primarily due to lower sales volume and reduced third party royalty expense. Gross margin on software revenue increased to 97% for the six months ended June 30, 2004, compared to 93% for the six months ended June 30, 2003.

     Cost of hardware revenue decreased by $248,000 to zero for the six months ended June 30, 2004, a decrease of 100% from $248,000 for the six months ended June 30, 2003. The decrease was primarily due to the significant drop in sales volume of our hardware products and a reduction of warranty liability after we substantially completed our transition out of the sales of our legacy hardware-based products. We have discontinued offering hardware to our customers and, as of the end of 2004, we had disposed of the hardware that had previously been held in our fully reserved inventory. Consistent with the reduction in cost of hardware, gross margin on hardware revenue increased to 100% for the six months ended June 30, 2004, from 96% for the six months ended June 30, 2003.

     Cost of service revenue increased by $147,000 to $1.1 million for the six months ended June 30, 2004, an increase of 15% from $1.0 million for the six months ended June 30, 2003. This increase was primarily due to an increase in personnel related expenses as a result of increased employee headcount needed to support an increased number of customer subscribers to our service. The gross margin on service revenue decreased to 63% for the six months ended June 30, 2004, from 70% for the six months ended June 30, 2003, primarily due to the decline in service revenue and cost of service revenue remaining fairly constant period over period.

Research and Development
------------------------

     Research and development expense consisted primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expense decreased $1.1 million to $3.8 million in the six months ended June 30, 2004, a decrease of 22% from $4.9 million for the six months ended June 30, 2003. The decrease was primarily due to a savings of $616,000 in personnel related expense after the Company implemented a reduction in force in February 2004, a reduction of $321,000 in allocated facility costs resulting from the relocation of our headquarters office from Santa Clara to Redwood City during the second quarter of 2003, and a decrease in depreciation and amortization expenses of $239,000 resulting from certain research and development related assets having been fully depreciated, partially offset by an increase of $77,000 in professional fees. As a percentage of total revenue, research and development expense increased to 48% for the six months ended June 30, 2004, from 45% for the six months ended June 30, 2003, primarily as a result of the lower revenues during the six months ended June 30, 2004. We expect research and development expenses, as expressed in absolute dollars, to decrease from the levels reported in this Form 10-QSB and the Form 10-QSB for the third quarters of 2004, as a result of continued reductions in personnel expenses.

Sales and Marketing
-------------------

     Sales and marketing expense included personnel and related overhead costs for sales and marketing, costs of outside contractors, advertising, trade shows and other related marketing and promotional expenses. Sales and marketing expense increased $0.3 million to $5.7 million for the six months ended June 30, 2004, an increase of 7% from $5.4 million for the six months ended June 30, 2003. The increase was primarily due to an increase of $474,000 in marketing and advertising program expenses and $92,000 in professional service fees to third parties, partially offset by a reduction of $311,000 in personnel related expense after the Company implemented a reduction in force in February 2004. As a percentage of total revenue, sales and marketing expense increased to 72% for the six months ended June 30, 2004, from 49% for the six months ended June 30, 2003, primarily due to lower revenue during the six months ended June 30, 2004.

General and Administrative
--------------------------

     General and administrative expense included personnel and related overhead costs for finance, human resources, product operations, general management and the amortization of intangible assets. General and administrative expense decreased $0.4 million to $3.0 million for the six months ended June 30, 2004, a 10% decrease from $3.4 million in the six months ended June 30, 2003. The decrease was primarily due to a savings of $268,000 from personnel related expenses after we implemented a reduction in force in February 2004, a reduction of $166,000 in allocated facility costs resulting from the relocation of our headquarters office from Santa Clara to Redwood City during the second quarter of 2003, a decrease in depreciation and amortization expenses of $154,000 resulting from certain research and development related assets having been fully depreciated partially offset by an increase in legal and accounting accrual relating to the special investigation and the an increase in our premium for our directors' and officers' liability insurance. As a percentage of revenue, general and administrative expense increased to 38% in the six months ended June 30, 2004, compared to 31% for the six months ended June 30, 2003, primarily due to lower revenues during the six months ended June 30, 2004.

Restructuring and Other
-----------------------

     Restructuring and other expense includes expenses related to our restructuring activities. Restructuring and other expense decreased $29,000 to $809,000 for the six months ended June 30, 2004, a 3% decrease from $838,000 in the six months ended June 30, 2003. As a percentage of revenue, restructuring and other expense increased to 10% in the six months ended June 30, 2004, compared to 8% for the six months ended June 30, 2003, primarily due to lower revenues during the six months ended June 30, 2004.

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

     In the six months ended June 30, 2003, we incurred non-recurring charges of $678,000 related to our office relocation and an additional $160,000 related to the shut down of our operation in India.

Special Investigation
---------------------

     In April 2004, we announced that the audit committee of board of directors had initiated a special investigation as a result of the identification by management of several irregular sales transactions, most of which had occurred in our Asia operations. The audit committee retained special independent legal counsel and through them, independent forensic accountants, to review these transactions. In connection with the special investigation, we have incurred approximately $3.7 million in legal and accounting fees through its completion in November 2004, of which $2.1 million was recorded in the six month period ended June 30, 2004 and the balance will be recorded in the third and fourth quarters of 2004. Of the fees incurred, $373,000 was paid during the first six months of 2004 and $1.1 million was paid during the third quarter.

Other Income (Expense), Net
---------------------------

     Other (expense), net, consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to our credit facilities and long-term debt. Other (expense), net increased $46,000 to $(53,000) for the six months ended June 30, 2004, an significant increase from $(7,000) for the six months ended June 30, 2003. The increase was primarily due to the financing costs related to the credit facility with Silicon Valley Bank during the quarter and a decline in interest income as a result of lower market interest rates and lower cash balances.

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

SUBSEQUENT EVENTS

     The subsequent events listed below must be read in conjunction with the Company's Chapter 11 filing and reorganization plan discussed in Note 1 of the financial statements.

Special investigation of the Audit Committee
--------------------------------------------

     In April 2004, we announced that the audit committee of our board of directors had initiated a special investigation as a result of the identification by management of several irregular sales transactions, most of which had occurred in our Asia operations. The audit committee retained a special independent legal counsel and through them, independent forensic accountants, to review these transactions. As a result of the pendency of this investigation, we were unable to complete our quarterly financial statements for the quarter covered by this Form 10-QSB and for the quarters ended March 31, 2004 and September 30, 2004, and thus we were unable to release our results and timely file with the SEC this Form 10-QSB or our quarterly reports for the second and third quarters of 2004.

     The special investigation is now complete. The audit committee determined that there were sales transactions, mostly in our Asia operations, that included irregular, undisclosed terms and that this resulted in accounting errors. The audit committee has determined that these errors, standing alone, would not have required a restatement of previously issued financial statements due to their immateriality for reporting purposes. In addition, the audit committee also identified certain sales transactions unrelated to our Asia operations that were not appropriately accounted for by us, including primarily transactions with one U.S. customer where revenue was recognized prematurely for certain sales transactions. The audit committee determined on November 15, 2004 that, as a result of the errors involving this one U.S. customer, it will be necessary to restate our financial results for the years ended December 31, 2001, 2002 and 2003. In connection with the restatement of our financial results for each of these years, the interim financial results for the quarters ended March 31, June 30, September 30 and December 31 of each of these years will be restated. The financial statements for these periods previously filed for each of these periods and our Annual Report for the fiscal year ended December 31, 2003 should no longer be relied upon. Furthermore, the audit committee has determined that while we will not be issuing full restated financial results for the year ended December 31, 2000, there will be revisions to those financial statements which will impact the restatement for the year ended December 31, 2001 and related interim periods.

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

     On November 18, 2004, we announced that effective November 14, 2004, Truman Cole resigned as the Company's vice president and chief financial officer. Mr. Cole was our principal financial officer and our principal accounting officer. We also announced that effective November 13, 2004, Andrew Morrison resigned as the our corporate controller. While having resigned, Messrs. Cole and Morrison have been retained to assist us as consultants through a transition period. We have not yet named any individuals to permanently fill the roles previously held by Messrs. Cole and Morrison. The Company has named Gregory Sterling as its Chief Restructuring Officer.

Management changes
------------------

     On November 18, 2004, we announced that effective November 14, 2004, Truman Cole resigned as the Company's vice president and chief financial officer. Mr. Cole was our principal financial officer and our principal accounting officer. We also announced that effective November 13, 2004, Andrew Morrison resigned as our corporate controller. While having resigned, Messrs. Cole and Morrison were retained to assist us as consultants through a transition period. We have not yet named any individuals to permanently fill the roles previously held by Messrs. Cole and Morrison. The Company named Gregory Sterling as its Chief Restructuring Officer as of June 8, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have operated at a loss since our inception and have financed our operations primary through private and public placements of equity securities, revenue from the sale of our products and services and through credit facilities. We expect continued operating losses for the fourth quarter of 2004 and for 2005. Cash and cash equivalents totaled $9.1 million at June 30, 2004. Of our cash and cash equivalents at June 30, 2004, $3.0 million was expected to support our outstanding obligations to Silicon Valley Bank. Accordingly, our cash resources available for operations as of June 30, 2004 were $6.1 million. At December 31, 2003, our cash resources available for operations totaled $9.1 million.

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

LIQUIDITY DISCUSSION

Operating Activities
--------------------

     Cash and cash equivalents decreased by $2.5 million during the first six months of 2004, from $11.6 million at December 31, 2003 to $9.1 million at June 30, 2004. By comparison, cash and cash equivalents decreased by $2.3 million during the first six months of 2003, from $8.4 million at December 31, 2002 to $6.1 million at June 30, 2003. We used cash to fund operating activities of $6.8 million during the first six months of 2004 as compared with $4.9 million during the first six months of 2003. This use of cash was primarily due to our net losses during those quarters, adjusted for non-cash charges, as operating costs, primarily employee and employee related costs, exceeded the related revenues from the sale of our products and services. Additionally, we made cash payments related to our February 2004 restructuring initiatives of $0.3 million during the first six months of 2004. These cash outflows for operating activities were partially offset by proceeds from the collection of accounts receivable of $8.4 million during the first six months of 2004 and $10.0 million during the first six months of 2003.

     Revenue generated from the sale of our products and services will not increase to a level that exceeds our expenses and cash flow from operations will continue to be negatively impacted.

     Our primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collections efforts by an analysis of the average number of days our accounts receivable are outstanding. At June 30, 2004, our average days sales outstanding were 15 days, down from 63 days at June 30 2003. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing, amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

     Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. The timing of cash payments in future periods may be impacted by the nature of accounts payable arrangements.

Investing Activities
--------------------

     We received cash proceeds from investing activities of $226,000 and $(466,000) during the first six months of 2004 and 2003, respectively. During the first six months of 2003, cash used in investing activities consisted of $334,000 for the purchase of property and equipment, primarily for the acquisition of desktop and network infrastructure equipment and short-term investments in high-grade, low risk instruments, and $132,000 in acquisitions of businesses. During the first six months of 2004, cash proceeds were comprised of $278,000 used for the purchase of property and equipment and short-term investments, offset by $504,000 in proceeds from the sale of these short-term investments.

Financing Activities
--------------------

     We received net cash in financing activities of $4.1 million during the first six months of 2004 as compared with $3.1 million during the first six months of 2003. During the first six months of 2004, we paid cash of $128,000 related to the issuance of common stock in connection with previous financings, offset by $3.7 million in proceeds from warrant exercises. Additionally, we paid $417,000 in principal on the credit facility with Silicon Valley Bank and drew down an additional $917,000 in principal on this facility. During the first six months of 2003, we received $3.0 million in proceeds from financings and an additional $62,000 in proceeds from the issuance of common stock.

     We have no present understandings, commitments or agreements for any material acquisitions of, or investments in, other complementary businesses, products or technologies.

Contractual Obligations
-----------------------

     As of June 30, 2004, our contractual obligations and other commitments were as follows (in thousands):


-----------------------------------  --------------- -------------- --------------- --------------- -----------------
Contractual obligation                   Total       Less Than        1 -3 Years      3-5 Years     More Than 5 years
                                                     One Year
-----------------------------------  --------------- -------------- --------------- --------------- -----------------

Principal of short-term debt          $   2,500,000   $  2,500,000   $          --   $          --   $            --
Operating leases                          3,479,342      1,041,216         832,976         837,581           767,568
Other Contracts                                  --             --              --              --                --
                                     --------------- -------------- --------------- --------------- -----------------
  Total contractual cash obligation   $   5,979,342   $  3,541,216   $     832,976   $     837,581   $       767,568
                                     --------------- -------------- --------------- --------------- -----------------

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

     On July 26, 2004, we granted a stock option under our 1997 Equity Incentive Plan, as amended, to Jonathan Morgan, our Chief Executive Officer, for the purchase of 300,000 shares of our common stock. The vesting provisions of this option were subsequently approved on September 2004. The option vests 100% on the fourth anniversary of the grant date, but is subject to accelerated vesting if we meet certain milestones in the next 16 months relating to our operating profit.

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