Form 10QSB
period 2004-09-30
FIRST VIRTUAL COMMUNICATIONS INC
filed 2005-11-30
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------
                                   FORM 10-QSB
                               -------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

              [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____ .

                        Commission File Number: 000-23305

                       FIRST VIRTUAL COMMUNICATIONS, INC.
                    -----------------------------------------
                    (Exact name of registrant in its Charter)

            Delaware                                    77-0357037
 --------------------------------        ---------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of November 25, 2005, the Company had outstanding 16,613,486 shares of common stock.

================================================================================

                       First Virtual Communications, Inc.

                                   Form 10-QSB

                                      Index


                                                                            Page

             EXPLANATORY NOTE ................................................ 1

   PART 1.   FINANCIAL INFORMATION.......................................... F-1

   Item 1.   Financial Statements (unaudited)................................F-1

             Condensed Consolidated Balance Sheets at September 30,
             2004 and December 31, 2003..................................... F-1

             Condensed Consolidated Statements of Operations for
             the three and nine months ended September 30, 2004 and 2003.... F-2

             Condensed Consolidated Statements of Cash Flows for
             the nine months ended September 30, 2004 and 2003.............. F-3

             Notes to Unaudited Condensed Consolidated Financial
             Statements..................................................... F-4

   Item 2    Management's Discussion and Analysis or Plan of Operations....... 2

   Item 3.   Controls and Procedures......................................... 18

   PART II.  OTHER INFORMATION............................................... 18

   Item 1.   Legal Proceedings............................................... 18

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..... 19

   Item 3.   Defaults upon Senior Securities................................. 19

   Item 4.   Submission of Matters to a Vote of Security Holders............. 19

   Item 5.   Other Information............................................... 19

   Item 6.   Exhibits........................................................ 20

                                EXPLANATORY NOTE

     We are filing this Form 10-QSB for the quarter ended September 30, 2004 simultaneously with our filing of our Forms 10-QSB for the quarters ended March 31 and June 30, 2004.

     As previously noted in our Current Reports on Form 8-K as filed on November 19, 2004, in April 2004, the audit committee of our board of directors initiated a special investigation as a result of the identification by management of several irregular sales transactions, most of which had occurred in our Asia operations. The audit committee retained a special independent legal counsel and though them, independent forensic accountants, to review these transactions. As a result of the pendency of this investigation, we were unable to complete our quarterly financial statements for the quarters ended March 31, June 30, and September 30, 2004, and thus we were unable to release our results and timely file with the SEC this quarterly report on Form 10-QSB, or the quarterly reports on Forms 10-QSB for the for the quarters ended March 31 and June 30, 2004.

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

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       First Virtual Communications, Inc.
                 Unaudited Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                        September 30,      December 31,
                                                             2004             2003
                                                        ---------------   --------------
ASSETS                                                                     (As Restated)
Current assets:
      Cash and cash equivalents                          $       2,427     $     11,562
      Short-term investments                                        90              597
      Accounts receivable, net                                   2,149            2,266
      Prepaid and other current assets                           1,328              608
                                                        ---------------   --------------
          Total current assets                                   5,994           15,033
Property and equipment, net                                        926              974
Other assets                                                       697              751
Intangible assets, net                                           2,784            3,233
                                                        ---------------   --------------
                                                         $      10,401     $     19,991
                                                        ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                   $       1,022     $        900
      Current portion of long-term debt                          2,500            1,000
      Accrued liabilities                                        5,397            4,268
      Deferred revenue                                           3,398            4,066
                                                        ---------------   --------------
          Total current liabilities                             12,317           10,234

Long-term debt, net of current portion                              --            1,500

Stockholders' equity:
      Convertible Preferred Stock, $.001 par value;
        5,000,000 shares authorized; 27,437 shares
        issued and outstanding, respectively                        --               --

      Common stock, $.001 par value;
        100,000,000 shares authorized;
        16,613,486 and 14,523,185 shares
        issued and outstanding, respectively                        49               47

      Additional paid-in capital                               133,983          130,280
      Accumulated other comprehensive loss                        (339)            (263)
      Accumulated deficit                                     (135,609)        (121,807)
                                                        ---------------   --------------
          Total stockholders' equity                            (1,916)           8,257
                                                        ===============   ==============
                                                         $      10,401     $     19,991
                                                        ===============   ==============

     See accompanying notes to condensed consolidated financial statements.


                       First Virtual Communications, Inc.
            Unaudited Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                Three months ended               Nine months ended
                                         --------------------------------  -------------------------------
                                                   September 30,                    September 30,
                                         --------------------------------  -------------------------------
                                              2004             2003            2004             2003
                                         ---------------  ---------------  --------------   --------------
                                                            (As Restated)                    (As Restated)
Revenue
       Software                           $         994    $       3,633    $      5,791     $      9,991
       Product                                       --              414             193            1,698
       Support service                            1,469            1,647           4,484            4,873
                                         ---------------  ---------------  --------------   --------------
          Total revenue                           2,463            5,694          10,468           16,562

Cost of revenue
       Software                                      28              238             178              681
       Product                                       --              315              --              563
       Support service                              444              529           1,553            1,491
                                         ---------------  ---------------  --------------   --------------
          Total cost of revenue                     472            1,082           1,731            2,735
                                         ---------------  ---------------  --------------   --------------
Gross profit                                      1,991            4,612           8,737           13,827
                                         ---------------  ---------------  --------------   --------------
Operating expense:
       Research and development                   1,557            2,017           5,376            6,899
       Sales and marketing                        2,294            2,863           8,042            8,234
       General and administrative                 1,507            1,469           4,524            4,834
       Special investigation                      1,583               --           2,392              838
       Restructuring and other                      274               --           2,400               --
                                         ---------------  ---------------  --------------   --------------
          Total operating expense                 7,215            6,350          22,734           20,805
                                         ---------------  ---------------  --------------   --------------
Operating loss                                   (5,224)          (1,738)        (13,997)          (6,979)

Other income (expense), net                         248              (52)            195              (59)
                                         ---------------  ---------------  --------------   --------------
Net loss                                  $      (4,976)   $      (1,790)   $    (13,802)    $     (7,038)
                                         ===============  ===============  ==============   ==============
Basic and diluted net loss per share      $       (0.31)   $       (0.22)   $      (0.87)    $      (0.87)
                                         ===============  ===============  ==============   ==============
Shares used in computing basic and
  diluted net loss per share                     16,106            8,136          15,783            8,112
                                         ===============  ===============  ==============   ==============


     See accompanying notes to condensed consolidated financial statements.


                       First Virtual Communications, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                               2004             2003
                                                           --------------   --------------
                                                                             (As Restated)
Cash flows from operating activities:
   Net loss                                                 $    (13,802)    $     (7,038)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                 901            1,543
       Provision for returns and doubtful accounts                   (23)              32
       Provision for inventory reserve                                --               24
       Loss on disposal of fixed assets                               --              351
       Loss on closure of FVC India                                   --                9
       Other                                                         (76)             (95)
       Changes in operating assets and liabilities
           Accounts receivable                                       140            1,208
           Inventory                                                  --              589
           Prepaid expenses and other assets                        (538)            (343)
           Accounts payable                                          122              212
           Accrued liabilities                                     1,129             (502)
           Deferred revenue                                         (668)            (136)
                                                           --------------   --------------
Net cash used in operating activities                            (12,815)          (4,146)
                                                           --------------   --------------

Cash flows from investing activities:
   Acquisition of property and equipment                            (404)            (399)
   Acquisition of businesses                                          --             (132)
   Sale of short-term investments                                    507               --
                                                           --------------   --------------
Net cash provided by (used in) investing activities                  103             (531)
                                                           --------------   --------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                     3,705               62
   Payment related to issuance of common stock                      (128)              --
   Proceeds from drawdown of term loan                               917            3,000
   Payment on long term debt                                        (917)            (250)
                                                           --------------   --------------
Net cash provided by financing activities                          3,577            2,812
                                                           --------------   --------------
Net decrease in cash and cash equivalents                         (9,135)          (1,865)

Cash and cash equivalents at beginning of period                  11,562            8,352
                                                           --------------   --------------
Cash and cash equivalents at end of period                  $      2,427     $      6,487
                                                           ==============   ==============

     See accompanying notes to condensed consolidated financial statements.

                       First Virtual Communications, Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 2004

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     First Virtual Communications, Inc. (the "Company") has prepared the accompanying financial data for the quarterly period ended September 30, 2004 pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

     In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2004, consolidated results of operations for the three and nine months ended September 30, 2004 and 2003, and consolidated cash flow activities for the nine months ended September 30, 2004 and 2003.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

     The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-QSB should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K with special attention as to the restated financial results for 2003, 2002 and 2001 as reported in Form 8-K recently filed with the SEC.

     The unaudited condensed consolidated balance sheet at December 31, 2003 that has been derived from the audited consolidated financial statements at that date does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

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

     On  November  14,  2005,  the   Bankruptcy   Court  approved  the  Plan  of
Reorganization, which will become effective in December 2005.

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

Liquidity
---------

     The Company has operated at a loss since its inception and has financed its operations primarily through private and public placements of equity securities, revenue from the sale of its products and services and through credit facilities. The Company expects continued operating losses for the remainder of 2004. Cash and cash equivalents totaled $2.4 million at September 30, 2004. Of the Company's cash and cash equivalents at September 30, 2004, the entire balance would be required to support its outstanding loan obligation of $2.5 million to Silicon Valley Bank. The Company has kept Silicon Valley Bank apprised of the status of its financial condition and financing initiative and has continued to use its cash and cash equivalents to fund its operations through the fourth quarter of 2004. At December 31, 2003, the cash resources available for operations totaled $9.1 million.

     During the three months ended September 30, 2004, the Company used an average of approximately $3.1 million of cash to fund its operating activities. In August 2004, the Company announced an additional restructuring initiative, which was completed during the fourth quarter of 2004 and it reduced personnel and other operating costs worldwide. The Company incurred approximately $400,000 in non-recurring charges in the third and fourth quarters of 2004 related to its implementation.

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

     Additionally, as a result of the special investigation, the Company's customers have questioned its financial viability, resulting, it believes, in reduced product sales. In addition, as a result of the restatement of its financial results, the Company's customers may continue to question its financial viability and to also question its integrity, which could materially adversely affect its business, financial condition and results of operations. The Company cannot determine the extent to which its revenue may be adversely impacted by the results of the special investigation and the restatement of its financial results.

Stock-based compensation
------------------------

     As of September 30, 2004, the Company maintained stock option plans under which the Company may could grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. The Company has chosen to account for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

     The following table illustrates the net loss and net loss per share during the three and nine months ended September 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):


                                                     Three Months Ended              Nine Months Ended
                                                     September 30                    September 30,
                                                     ----------------------------   -----------------------------
                                                         2004           2003            2004            2003
                                                     -------------  -------------   --------------  -------------
                                                                    (As Restated)                   (As Restated)

Net Loss                                              $    (4,976)   $    (1,790)    $    (13,802)   $    (7,038)
                                                     -------------  -------------   --------------  -------------
Add: Stock-based employee compensation
  expense included in reported net income                      --             --               --              8
Deduct: Total stock based employee compensation
  expense determined pursuant to SFAS 123                    (280)          (286)            (547)          (916)
                                                     -------------  -------------   --------------  -------------
Pro forma net loss                                    $    (5,256)   $    (2,076)    $    (14,349)   $    (7,946)
                                                     -------------  -------------   --------------  -------------
As reported net loss per share (basic and diluted)    $     (0.31)   $     (0.22)    $      (0.88)   $     (0.87)
                                                     -------------  -------------   --------------  -------------
Pro forma net loss per share (basic and diluted)      $     (3.02)   $     (3.92)    $      (1.09)   $     (1.02)
                                                     -------------  -------------   --------------  -------------

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

     The weighted-average estimated grant-date fair value of options granted under the Company's various stock option plans was $0.92 and $1.85, respectively, during the three and nine months ended September 30, 2004 and $0.88 and $0.82, respectively, for the three and nine months ended September 30, 2003. The fair value of each stock option on the date of grant was determined using the Black-Scholes model with the following assumptions:

                                    Three Months Ended Nine Months Ended
                                          September 30, September 30,

                            ---------------------------------------------------
                                 2004          2003         2004        2003
                            ---------------------------------------------------

   Risk-free interest rate       3.5%          2.5%       3.0-3.7%    2.5-3.0%
   Volatility                    235%          113%       138-235%      113%
   Option term (in years)          5             5           5           5
   Dividend yield                0.0%          0.0%         0.0%        0.0%

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

Concentrations of credit risk
-----------------------------

     Revenue during the three and nine months ended September 30, 2004 and 2003 and accounts receivable as of September 30, 2004 and December 31, 2003 of customers comprising more than 10% of revenue or receivable are summarized as follows:

                      --------------------------------------------------------
                           Three Months Ended          Nine Months Ended
                             September 30,               September 30,
                      -------------------------    ---------------------------
                           2004          2003          2004          2003
                      -----------   -----------    -----------    ------------
     Revenue:
       Company A             -            28%           14%           18%
       Company B             -             -            10%            -
       Company C             -             -             -             -



                                    September 30,          December 31,
                                        2004                   2003
                                --------------------    --------------------
     Accounts receivable:
       Company A                         56%                     -
       Company C                          -                     12%
       Company D                          -                      -
       Company E                          -                     10%


Recent Issued Accounting Pronouncements
---------------------------------------

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. In Chapter 4 of ARB 43, paragraph five previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

     In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first interim reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after February 28, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

     In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." The American Institute of Certified Public Accountants (the "AICPA") concurrently issued Statement of Position ("SOP") 04-2 entitled "Accounting for Real Estate Time-Sharing Transactions." SFAS No. 152 amends SFAS No. 66 to reference the accounting and reporting guidance in SOP 04-2. As amended, SFAS No. 67 states that its guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions; these matters will now be governed by SOP 04-2. SFAS No. 152 and SOP 04-2 are effective for years beginning after June 15, 2005.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, and Amendment of APB No. 29, "Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - RESTRUCTURING AND SEVERANCE EXPENSES

     The Company recently completed the restructuring of its business announced in February 2004, which reduced its workforce by approximately 20% to 138 employees, primarily in its United States operations. The reduction in force was substantially completed in March 2004 and the Company incurred restructuring charges totaling $700,000 during the three months ended March 31, 2004.
Additionally, the Company incurred approximately $100,000 in additional restructuring charges during the second quarter to bring the initiative to completion.

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

     There were no restructuring charges recorded during the nine months ended September 30, 2003.

NOTE 3 - SHORT TERM INVESTMENTS

     As of September 30, 2004, all of the Company's short-term investments have been classified as "available-for-sale securities" and have contractual maturities of less than one year. Available-for-sale securities were comprised as follows (in thousands):

                         September 30,            December 31,
                         ------------             ------------
                             2004                     2003
                         ------------             ------------
Corporate notes           $       --              $       508
Equity securities                 10                       14
Debt securities                   80                       75
                         ------------             ------------
Total                     $       90              $       597
                         ============             ============

     Available-for-sale securities are comprised as follows at September 30, 2004 and December 31, 2003 (in thousands):

                                   Unrealized      Unrealized
                      Cost             Gains          Losses        Fair Value
                   ------------    ------------    ------------    ------------
September 30, 2004
Corporate notes     $       --      $       --      $       --      $       --
Equity securities          164               7            (161)             10
Debt securities             80              --              --              80
                   ------------    ------------    ------------    ------------
Total               $      244      $        7      $     (161)     $       90
                   ============    ============    ============    ============

December 31, 2003
Corporate notes     $      508      $       --      $       --      $      508
Equity securities          164               4            (154)             14
Debt securities             75              --              --              75
                   ------------    ------------    ------------    ------------
Total               $      747      $        4      $     (154)     $      597
                   ============    ============    ============    ============

NOTE 4 - INVENTORY

     In May 2003 the Company notified its customers that it will no longer offer legacy ATM hardware products. All remaining hardware inventory has been written off and the Company intends to dispose of that hardware by the end of 2004. There was no inventory recorded as of September 30, 2004 and December 31, 2003.

NOTE 5 - NET LOSS PER SHARE

     The Company incurred losses for the three and nine months ended September 30, 2004 and 2003, and as a result all potential common share equivalents were anti-dilutive and were excluded from the diluted net loss per share calculations for such periods. The following table summarizes securities outstanding that were not included in the calculations of diluted net loss per share for the three and nine months ended September 30, 2004 and 2003, since their inclusion would be anti-dilutive (in thousands):

                                       At September 30,
                                -----------------------------
                                      2004            2003
                                -------------   -------------

   Common stock options              2,401           2,444
   Common stock warrants             3,310           1,486
   Convertible preferred stock       1,449            879

     The common stock warrants are exercisable at prices of between $1.35 and $32.65 per share and expire at various times from June 2005 through May 2009. The stock options outstanding at September 30, 2004 had a weighted average exercise price per share of $3.76 and expire at various times between May 2006 and September 2014.

NOTE 6 - WARRANTIES

     The Company sold software products and related services. The Company provided for future warranty costs upon product delivery or from the purchase date. The specific terms and conditions of those warranties vary depending upon the product sold, the country in which the customers are located and agreements the Company had with various customers.

     Software products generally carry a 90-day warranty on the software media from the date of delivery or purchase. Otherwise, software products were sold on an as-is basis. Longer warranty periods may be provided on a contract-by-contract basis and were limited. Our liability under these warranties was to replace defective media and in some cases to provide a corrected copy of any portion of the software found not to be in substantial compliance with the published specifications in the product documentation. In such cases, if the Company was unable to make the products conform to published specifications, the Company could be obligated to refund the amount actually paid by customers.

     Factors that affected our warranty liability included the number of units sold, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. We assessed the adequacy of our recorded warranty liabilities every quarter and made adjustments to the liability if necessary. The Company went through the transition from being primarily a hardware-based company to a software-based company, subsequent to the acquisition of CUseeMe Networks on June 19, 2001, and discontinued offering hardware to the marketplace other than hardware currently in fully reserved inventory.

     Changes in our warranty liability, which is included as a component of "accrued liabilities," during the nine months ended September 30, 2004, were as follows (in thousands):

     Beginning balance as of December 31, 2003..............  $    123
     Reduction to warranty reserve..........................      (123)
                                                              ---------
     Ending balance as of September 30, 2004................  $     --
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

     Components  of  accumulated  other   comprehensive  loss  consists  of  the
following (in thousands):

                                                September 30,   December 31,
                                                   2004            2003
                                               --------------  -------------
 Foreign currency translation..............     $    (185)      $     (113)
 Unrealized loss on marketable securities,
   net of income taxes.....................          (154)            (150)
                                               --------------  -------------
 Accumulated other comprehensive loss, net      $    (339)      $     (263)
                                               --------------  -------------

     Comprehensive losses for the three and nine months ended September 30, 2004 and 2003 were as follows (in thousands):

                                                For the Three Months Ended      For the Nine Months Ended
                                                      September 30,                    September 30,
                                               -----------------------------    -----------------------------
                                                 2004             2003             2004            2003
                                               ------------     ------------    -------------    ------------

    Net Loss, as reported                      $    (4,976)     $    (1,790)    $    (13,802)    $    (7,038)
                                               ------------     ------------    -------------    ------------
    Cumulative translation adjustment                   --               --              (72)            (46)
    Unrealized gain (loss) on marketable
      securities, net of income taxes                   (3)              --               (5)             (7)
                                               ------------     ------------    -------------    ------------
    Comprehensive loss                         $    (4,979)     $    (1,790)    $    (13,879)    $    (7,091)
                                               ============     ============    =============    ============

     There were no tax effects allocated to any components of comprehensive loss during the nine months ended September 30, 2004 and 2003.

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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Amendment No. 1 to Annual Report for the fiscal year ended December 31, 2003 on Form 10-K/A as filed with the SEC simultaneously with this Form 10-Q.

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

     Our internal sales and marketing force qualified and stimulated end-user demand, and managed our strategic relationships with our distribution partners, including OEMs, VARs and systems integrators. At September 30, 2004, Comp View, Inc. and NEC System Technologies, Inc. accounted for 56% and 11% of total accounts receivable, respectively. At December 31, 2003, Beijing Thumb Access Communications, Ltd. and AT&T Corporation accounted for 12% and 10% of total accounts receivable, respectively. For the three and nine months ended September 30, 2004, Comp View, Inc. and Net One Systems, Inc. accounted for 3% and 18% and 7% and 2% of total revenue, respectively.

     We maintained sales offices in the United States, Europe and Asia and distributed our products through resellers and distributors in more than 25 countries. Our revenue from international sales represented 37% and 30%, respectively, of our total revenue in the three months ended September 30, 2004 and 2003, and 43%, 37% and 37%, respectively, of our total revenue in the nine months ended September 30, 2004 and 2003 and the year ended December 31, 2003.

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

     In addition to sales and overhead concerns, we have had unusually high general and administrative expenses. As noted above and discussed in detail below, in April 2004 we initiated a special investigation into certain irregular sales transactions we discovered in Asia. This investigation led to our inability to file our periodic reports with the SEC in a timely manner, the de-listing of our common stock from The Nasdaq SmallCap Market, and the restatement of our financial results for the fiscal years ended December 31, 2001, 2002, and 2003. Although the irregular transactions did not affect our results of operations for this quarter, the special investigation and its aftermath led to substantial general and administrative costs in 2004, including legal and accounting expenses related to the investigation and any U.S. federal securities class-action litigation brought against us and/or our directors and officers, legal expenses relating to the registration of our securities, and premium increases on our directors' and officers' liability insurance policy, as well as significant liquidity concerns. We took steps to further reduce our expenses through an additional restructuring initiative, which we announced in August 2004, as discussed below. Nevertheless, on January 20, 2005, First Virtual Communications, Inc. filed Chapter 11 reorganization cases for itself and its domestic subsidiary, CUseeMe Networks, Inc. (collectively, the "Company"), in the United States Bankruptcy Court for the Northern District of California, San Francisco Division. The Company will continue to operate its business as "debtors in possession" under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

CRITICAL ACCOUNTING POLICIES

     There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations
---------------------

     The   following   table  sets  forth   certain  items  from  our  condensed
consolidated statements of operations as a percentage of total revenue for the periods indicated:


                                              Three months ended              Nine months ended
                                                 September 30,                   September 30,
                                         ----------------------------   -----------------------------
                                            2004          2003             2004          2003
                                         -------------  -------------   -------------   -------------

                                                        (As Restated)                   (As Restated)

Revenue                                      100.0%           100.0%         100.0%           100.0%
Cost of revenue                               19.2%            19.0%          16.5%            16.5%
                                         -------------  -------------   -------------   -------------
Gross profit                                  80.8%            81.0%          83.5%            83.5%
                                         -------------  -------------   -------------   -------------
Operating expense:
       Research and development               65.2%            35.4%          51.7%            41.7%
       Sales and marketing                    96.1%            50.3%          77.4%            49.7%
       General and administrative             63.1%            25.8%          43.5%            29.2%
       Special investigation                  66.3%             0.0%          23.0%             5.1%
       Restructuring and other                11.5%             0.0%          23.1%             0.0%
                                         -------------  -------------   -------------   -------------
            Total operating expense          302.2%           111.5%         218.7%           125.6%
                                         -------------  -------------   -------------   -------------
Operating loss                              -221.4%           -30.5%        -135.2%           -42.1%

Other income (expense), net                   10.4%            -0.9%           1.9%            -0.4%
                                         -------------  -------------   -------------   -------------
Net loss                                    -211.0%           -31.4%        -133.3%           -42.5%
                                         =============  =============   =============   =============

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenue
-------

     Revenue was $2.5 million for the three months ended September 30, 2004; a decrease of 57% from the $5.7 million recorded in the three months ended September 30, 2003. The following table summarizes the total revenue by software, hardware and services for the three months ended September 30, 2004 and 2003 (in thousands):

                                          Three Months Ended September 30,
                                      ---------------------------------------
                                           2004                   2003
                                      ----------------      -----------------
                                                                (As Restated)

      Software                         $          994        $         3,633
      Hardware                                     --                    414
      Service                                   1,469                  1,647
                                      ----------------      -----------------
      Total revenue                    $        2,463        $         5,694
                                      ================      =================

     Software revenue consisted of revenue from the sale of software licenses to use our Click to Meet(TM) and Conference Server software products. Software revenue decreased $2.6 million to $1.0 million in the three months ended September 30, 2004, a decrease of 73% from $3.6 million in the same period of last year. The decrease was primarily due to reduced sales in North America and intense competition. Software revenue during the three months ended September 30, 2004 in North America, Europe and Asia totaled $0.4 million, $0.1 million and $04 million, respectively, compared to software revenue during the three months ended September 30, 2003 of $2.4 million, $0.5 million and $0.8 million in North America, Europe and Asia, respectively.

     Hardware revenue consisted of revenue from the sale of legacy ATM hardware products, which includes hardware products sourced from third parties and sold by us. Hardware revenue decreased $414,000 to zero in the three months ended September 30, 2004, a decrease of 100% from $414,000 in the same period of last year. These hardware products are no longer part of our core strategy going forward and accordingly, the decrease was the result of lower demand and lower average selling prices for hardware-based ATM legacy products. We notified our customers that, as of May 1, 2003, we no longer offer ATM legacy hardware for sale other than hardware currently in our fully reserved inventory.

     Service revenue consisted primarily of software license subscriptions, under which our customers receive agreements in which they are entitled to updates during the term of the subscription, as well as hardware maintenance, training, installation and consulting revenue. Service revenue related to hardware maintenance declined to less than 43% of our overall revenue for the first nine months of 2004 and we expect this number to continue to decline to zero as we eliminate this business. Service revenue decreased $178,000 to $1.5 million in the three months ended September 30, 2004, a decrease of 11% from $1.6 million in the three months ended September 30, 2003. The decrease was primarily due to a reduction from service revenues related to hardware products. Service revenue in North America, Europe and Asia totaled $1.1 million, $0.2 million and $0.2 million during the three months ended September 30, 2004, respectively. This is compared to service revenue during the three months ended September 30, 2003 of $1.2 million, $0.3 million and $0.2 million in North America, Europe and Asia, respectively.

Cost of Revenue
---------------

     Cost of revenue consists primarily of costs associated with the purchase of components from outside manufacturers or the manufacture of our legacy products by outside manufacturers and related costs of freight, inventory obsolescence, warranties, product media duplication, manuals and packaging materials, personnel and facility costs and third-party royalties, which were charged against income in the period incurred. Total costs of revenue decreased by $610,000 to $472,000 for the three months ended September 30, 2004, a decrease of 56% from $1.1 million for the three months ended September 30, 2003. As a percentage of total revenues, cost of sales remained the same at 19% for the three months ended September 30, 2004, and 2003. Gross margin represents the difference between revenue and cost of revenue as a percentage of revenue. Overall gross margin in the three months ended September 30, 2004 and 2003 and was 80%.

     Cost of software revenue decreased by $211,000 to $28,000 for the three months ended September 30, 2004, a decrease of 89% from $238,000 for the three months ended September 30, 2003. The decrease of cost of software revenue in the first quarter of 2004 was primarily due to lower sales volume and reduced third party royalty expense. Gross margin on software revenue increased to 97% for the three months ended September 30, 2004, compared to 93% for the three months ended September 30, 2003.

     Cost of hardware revenue decreased by $315,000 to zero for the three months ended September 30, 2004, a decrease of 100% from $315,000 for the three months ended September 30, 2003. The decrease was primarily due to the significant drop in sales volume of our hardware products and a reduction of warranty liability after we substantially completed our transition out of the sales of our legacy hardware-based products. We have discontinued offering hardware to our customers and, as of the end of 2004, we had disposed of the hardware that had previously been held in our fully reserved inventory. Consistent with the reduction in cost of hardware, gross margin on hardware revenue increased to 100% for the three months ended September 30, 2004, from 24% for the three months ended September 30, 2003.

     Cost of service revenue decreased by $85,000 to $444,000 for the three months ended September 30, 2004, a decrease of 16% from $529,000 for the three months ended September 30, 2003. This decrease was primarily due to a decrease in personnel related expenses as a result of the Company's restructuring efforts. The gross margin on service revenue increased to 70% for the three months ended September 30, 2004, from 68% for the three months ended September 30, 2003, primarily due to the decline in total cost of service.

Research and Development
------------------------

     Research and development expense consists primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expense decreased $460,000 to $1.6 million in the three months ended September 30, 2004, a decrease of 23% from $2.0 million for the three months ended September 30, 2003. The decrease was primarily due to a reduction of $451,000 in personnel related expense after the Company implemented reductions in force in February and August 2004, a reduction of $24,000 in allocated facility costs resulting from the relocation of our headquarters office from Santa Clara to Redwood City during the second quarter of 2003, and a decrease in depreciation and amortization expenses of $91,000 resulting from certain research and development related assets having been fully depreciated, partially offset by an increase of $87,000 in professional fees. As a percentage of total revenue, research and development expense increased to 63% for the three months ended September 30, 2004, from 35% for the three months ended September 30, 2003, primarily as a result of the lower revenues during the three months ended September 30, 2004. We expect research and development expenses, for the fourth quarter of 2004, as expressed in absolute dollars, to decrease as a result of continued reductions in personnel expenses.

Sales and Marketing
-------------------

     Sales and marketing expense includes personnel and related overhead costs for sales and marketing, costs of outside contractors, advertising, trade shows and other related marketing and promotional expenses. Sales and marketing expense decreased $569,000 to $2.3 million for the three months ended September 30, 2004, a decrease of 20% from $2.9 million for the three months ended September 30, 2003. The decrease was primarily due to a reduction of $747,000 in personnel related expense after the Company implemented reductions in force in February and August 2004, partially offset by an increase of $169,000 in marketing and advertising program expenses and professional service fees to third parties. As a percentage of total revenue, sales and marketing expense increased to 93% for the three months ended September 30, 2004, from 50% for the three months ended September 30, 2003, primarily due to lower revenue during the three months ended September 30, 2004.

General and Administrative
--------------------------

     General and administrative expense includes personnel and related overhead costs for finance, human resources, product operations, general management and the amortization of intangible assets. General and administrative expense increased $38,000 to $1.5 million for the three months ended September 30, 2004, a 3% increase from $1.5 million in the three months ended September 30, 2003. The increase was primarily due to a savings of $252,000 from personnel related expenses after we implemented reductions in force in February and August 2004, offset by increase of $98,000 in allocated facility costs resulting from the relocation of our headquarters office from Santa Clara to Redwood City during the second quarter of 2003, an increase of $162,000 in directors' and officers' liability insurance premiums and an increase in legal expense accrual relating to the special investigation. As a percentage of revenue, general and administrative expense increased to 61% in the three months ended September 30, 2004, compared to 26% for the three months ended September 30, 2003, primarily due to lower revenues during the three months ended September 30, 2004.

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

Special Investigation
---------------------

     In April 2004, we announced that the audit committee of board of directors had initiated a special investigation as a result of the identification by management of several irregular sales transactions, most of which had occurred in our Asia operations. The audit committee retained special independent legal counsel and through them, independent forensic accountants, to review these transactions. In connection with the special investigation, we have incurred approximately $3.5 million in legal and accounting fees through its completion in November 2004, of which $1.6 and $2.1 million were recorded in the three month periods ended June 30 and September 30, 2004, respectively, and the balance will be recorded in the three month period ended December 31, 2004. Of the fees incurred, $373,000 was paid during the second quarter and $1.1 million was paid during the third quarter of 2004.

     There were no other non-recurring charges for the three months ended September 30, 2004. In the three months ended September 30, 2003, we incurred non-recurring charges of $678,000 related to our office relocation and an additional $160,000 related to the shut down of our operation in India.

Other Income (Expense), Net
---------------------------

     Other income (expense), net, consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to our credit facilities and long-term debt. Other income (expense), net increased $300,000 to an income of $248,000 for the three months ended September 30, 2004, a significant increase from an expense of ($52,000) for the three months ended September 30, 2003. The increase was primarily due to the financing costs related to the credit facility with Silicon Valley Bank during the quarter and a decline in interest income as a result of lower market interest rates and lower cash balances.

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenue
-------

     Revenue was $10.4 million for the nine months ended September 30, 2004; a decrease of 38% from the $16.6 million recorded in the nine months ended September 30, 2003. The following table summarizes the total revenue by software, hardware and services for the nine months ended September 30, 2004 and 2003 (in thousands):

                                           Nine Months Ended September 30,
                                      ---------------------------------------
                                           2004                   2003
                                      ----------------      -----------------
                                                                (As Restated)

      Software                         $        5,791        $         9,991
      Hardware                                    193                  1,698
      Service                                   4,484                  4,873
                                      ----------------      -----------------
      Total revenue                    $       10,468        $        16,562
                                      ================      =================

     Software revenue consisted of revenue from the sale of software licenses to use our Click to Meet(TM) and Conference Server software products. Software revenue decreased $4.2 million to $5.8 million in the nine months ended September 30, 2004, a decrease of 42% from $10.0 million in the same period of last year. The decrease was primarily due to reduced sales in all regions and intense competition. Software revenue during the nine months ended September 30, 2004 in North America, Europe and Asia totaled $2.7 million, $0.8 million and $2.2 million, respectively, compared to software revenue during the nine months ended September 30, 2003 of $5.4 million, $1.7 million and $2.9 million in North America, Europe and Asia, respectively.

     Hardware revenue consisted of revenue from the sale of legacy ATM hardware products, which includes hardware products sourced from third parties and sold by us. Hardware revenue decreased $1.5 million to $193,000 in the nine months ended September 30, 2004, a decrease of 89% from $1.7 million in the same period of last year. These hardware products are no longer part of our core strategy going forward and accordingly, the decrease was the result of lower demand and lower average selling prices for hardware-based ATM legacy products. We notified our customers that, as of May 1, 2003, we no longer offer ATM legacy hardware for sale other than hardware currently in our fully reserved inventory.

     Service revenue consisted primarily of software license subscriptions, under which our customers receive agreements in which they are entitled to updates during the term of the subscription, as well as hardware maintenance, training, installation and consulting revenue. Service revenue related to hardware maintenance declined to less than 43% of our overall revenue for the first nine months of 2004 and we expect this number to continue to decline to zero as we eliminate this business. Service revenue decreased $0.4 million to $4.5 million in the nine months ended September 30, 2004, a decrease of 8% from $4.9 million in the nine months ended September 30, 2003, primarily due to a reduction from service revenues related to hardware products. Service revenue in North America, Europe and Asia totaled $3.2 million, $0.7 million and $0.6 million during the nine months ended September 30, 2004, respectively. This is compared to service revenue during the nine months ended September 30, 2003 of $3.5 million, $0.7 million and $0.7 million in North America, Europe and Asia, respectively.

     We are focusing our core strategy in the future on software and service revenue. If we are able to sell the remaining portion of our hardware inventory, hardware revenue would disappear entirely; otherwise we expect it to represent a negligible portion of our overall revenue in the future, both on an absolute and relative basis, until it is sold or discarded. We expect that software and service revenue will account for approximately 75% and 25% of our revenue in the future, respectively. However, we do not have visibility into the future as to software and service revenue on an absolute, as opposed to a relative, basis.

Cost of Revenue
---------------

     Cost of revenue consists primarily of costs associated with the purchase of components from outside manufacturers or the manufacture of our legacy products by outside manufacturers and related costs of freight, inventory obsolescence, warranties, product media duplication, manuals and packaging materials, personnel and facility costs and third-party royalties, which were charged against income in the period incurred. Total costs of revenue decreased by $1.0 million to $1.7 million for the nine months ended September 30, 2004, a decrease of 37% from $2.7 million for the nine months ended September 30, 2003. As a percentage of total revenues, cost of sales remained stable at 17% for the nine months ended September 30, 2004, compared to 17% for the nine months ended September 30, 2003. Gross margin represents the difference between revenue and cost of revenue as a percentage of revenue. Overall gross margin in the nine months ended September 30, 2004 remained stable at 83%, compared to 83% in the comparable period of 2003.

     Cost of software revenue decreased by $503,000 to $178,000 for the nine months ended September 30, 2004, a decrease of 74% from $681,000 for the nine months ended September 30, 2003. The decrease in cost of software revenue was primarily due to lower sales volume and reduced third party royalty expense. Gross margin on software revenue increased to 97% for the nine months ended September 30, 2004, compared to 93% for the nine months ended September 30, 2003.

     Cost of hardware revenue decreased by $563,000 to zero for the nine months ended September 30, 2004, a decrease of 100% from $563,000 for the nine months ended September 30, 2003. The decrease was primarily due to the significant drop in sales volume of our hardware products and a reduction of warranty liability after we substantially completed our transition out of the sales of our legacy hardware-based products. We have discontinued offering hardware to our customers and, as of the end of 2004, we had disposed of the hardware that had previously been held in our fully reserved inventory. Consistent with the reduction in cost of hardware, gross margin on hardware revenue increased to 100% for the nine months ended September 30, 2004, from 67% for the nine months ended September 30, 2003.

     Cost of service revenue increased by $62,000 to $1.6 million for the nine months ended September 30, 2004, an increase of 4% from $1.5 million for the nine months ended September 30, 2003. This increase was primarily due to an increase in personnel related expenses as a result of increased employee headcount needed to support an increased number of customer subscribers to our service. The gross margin on service revenue increased to 65% for the nine months ended September 30, 2004, from 69% for the nine months ended September 30, 2003, primarily due to the decline in service revenue and cost of service revenue remaining fairly constant period over period.

Research and Development
------------------------

     Research and development expense consists primarily of personnel costs, costs of contractors and outside consultants, supplies and materials expenses, equipment depreciation and overhead costs. Research and development expense decreased $1.5 million to $5.4 million in the nine months ended September 30, 2004, a decrease of 22% from $6.9 million for the nine months ended September 30, 2003. The decrease was primarily due to a savings of $1.1 million in personnel related expense after the Company implemented reductions in force in February and August 2004, a reduction of $344,000 in allocated facility costs resulting from the relocation of our headquarters office from Santa Clara to Redwood City during the second quarter of 2003, and a decrease in depreciation and amortization expenses of $330,000 resulting from certain research and development related assets having been fully depreciated, partially offset by an increase of $165,000 in professional fees. As a percentage of total revenue, research and development expense increased to 51% for the nine months ended September 30, 2004, from 42% for the nine months ended September 30, 2003, primarily as a result of the lower revenues during the nine months ended September 30, 2004. We expect research and development expenses, for the fourth quarter of 2004, as expressed in absolute dollars, to decrease from the levels reported in this Form 10-QSB and the Form 10-QSB for the first and second quarters of 2004, as a result of continued reductions in personnel expenses.

Sales and Marketing
-------------------

     Sales and marketing expense includes personnel and related overhead costs for sales and marketing, costs of outside contractors, advertising, trade shows and other related marketing and promotional expenses. Sales and marketing expense decreased $0.2 million to $8.0 million for the nine months ended September 30, 2004, a decrease of 2% from $8.2 million for the nine months ended September 30, 2003. The decrease was primarily due to a savings of $1.1 million from personnel related expenses after we implemented reductions in force in February and August 2004, offset by an increase of $496,000 in marketing and advertising program expenses and $240,000 in professional service fees to third parties. As a percentage of total revenue, sales and marketing expense increased to 77% for the nine months ended September 30, 2004, from 50% for the nine months ended September 30, 2003, primarily due to lower revenue during the nine months ended September 30, 2004.

General and Administrative
--------------------------

     General and administrative expense includes personnel and related overhead costs for finance, human resources, product operations, general management and the amortization of intangible assets. General and administrative expense decreased $0.3 million to $4.5 million for the nine months ended September 30, 2004, a 6% decrease from $4.8 million in the nine months ended September 30, 2003. The decrease was primarily due to a savings of $520,000 from personnel related expenses after we implemented reductions in force in February and August 2004, a savings of $75,000 in allocated facility costs resulting from the relocation of our headquarters office from Santa Clara to Redwood City during the second quarter of 2003 and a decrease in depreciation and amortization expenses of $181,000 resulting from certain assets having been fully depreciated, partially offset by an increase in legal and accounting accrual relating to the special investigation and the an increase in our premium for our directors' and officers' liability insurance. As a percentage of revenue, general and administrative expense increased to 43% in the nine months ended September 30, 2004, compared to 29% for the nine months ended September 30, 2003, primarily due to lower revenues during the nine months ended September 30, 2004.

Restructuring and Other
-----------------------

     Restructuring and other expense includes expenses related to our restructuring activities. Restructuring and other expense increased $245,000 to $1,083,000 for the nine months ended September 30, 2004, a 29% increase from $838,000 in the nine months ended September 30, 2003. As a percentage of revenue, restructuring and other expense increased to 23% in the nine months ended September 30, 2004, compared to 5% for the nine months ended September 30, 2003, primarily due to lower revenues during the nine months ended September 30, 2004.

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

     In the nine months ended September 30, 2003, we incurred non-recurring charges of $678,000 related to our office relocation and an additional $160,000 related to the shut down of our operation in India.

Special Investigation
---------------------

     In April 2004, we announced that the audit committee of board of directors had initiated a special investigation as a result of the identification by management of several irregular sales transactions, most of which had occurred in our Asia operations. The audit committee retained special independent legal counsel and through them, independent forensic accountants and data discovery experts to review these transactions. In connection with the special investigation, we have incurred approximately $3.5 million in legal and accounting fees through its completion in November 2004, of which $3.5 million was recorded in the nine month period ended September 30, 2004, and the balance will be recorded in the three month period ended December 31, 2004. Of the fees incurred, $373,000 was paid during the first two quarters of 2004 and $1.1 million was paid during the third quarter of 2004.

Other Income (Expense), Net
---------------------------

     Other (expense), net, consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to our credit facilities and long-term debt. Other income (expense), net increased $254,000 to an income of $195,000 for the nine months ended September 30, 2004, a significant increase from an expense of $(59,000) for the nine months ended September 30, 2003. The increase was primarily due to the financing costs related to the credit facility with Silicon Valley Bank during the quarter and a decline in interest income as a result of lower market interest rates and lower cash balances.

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

Management changes
------------------

     On November 18, 2004, we announced that effective November 14, 2004, Truman Cole resigned as the Company's vice president and chief financial officer. Mr. Cole was our principal financial officer and our principal accounting officer. We also announced that effective November 13, 2004, Andrew Morrison resigned as our corporate controller. While having resigned, Messrs. Cole and Morrison were retained to assist us as consultants through a transition period. We have not yet named any individuals to permanently fill the roles previously held by Messrs. Cole and Morrison. The Company named Gregory Sterling as its Chief Restructuring Officer as if June 8, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have operated at a loss since our inception and have financed our operations primary through private and public placements of equity securities, revenue from the sale of our products and services and through credit facilities. We expect continued operating losses for the fourth quarter of 2004 and for 2005. Cash and cash equivalents totaled $2.4 million at September 30, 2004. Of our cash and cash equivalents at September 30, 2004, $2.1 million was expected to support our outstanding obligations to Silicon Valley Bank. Accordingly, our cash resources available for operations as of September 30, 2004 were $0.3 million. At December 31, 2003, our cash resources available for operations totaled $9.1 million.

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

LIQUIDITY DISCUSSION

Operating Activities
--------------------

     Cash and cash equivalents decreased by $9.1 million during the first nine months of 2004, from $11.6 million at December 31, 2003 to $2.4 million at September 30, 2004. By comparison, cash and cash equivalents decreased by $1.9 million during the first nine months of 2003, from $8.4 million at December 31, 2002 to $6.5 million at September 30, 2003. We used cash to fund operating activities of $12.8 million during the first nine months of 2004 as compared with $4.1 million during the first nine months of 2003. This use of cash was primarily due to our net losses during those quarters, adjusted for non-cash charges, as operating costs, primarily employee and employee related costs, exceeded the related revenues from the sale of our products and services. Additionally, we made cash payments related to our 2004 restructuring initiatives of $1.1 million during the first nine months of 2004. These cash outflows for operating activities were partially offset by proceeds from the collection of accounts receivable of $0.1 million during the first nine months of 2004 and $1.2 million during the first nine months of 2003.

     Revenue generated from the sale of our products and services will not increase to a level that exceeds our expenses and cash flow from operations will continue to be negatively impacted.

     Our primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collections efforts by an analysis of the average number of days our accounts receivable are outstanding. At September 30, 2004, our average days sales outstanding were 15 days, down from 63 days at September 30 2003. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing, amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

     Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. The timing of cash payments in future periods may be impacted by the nature of accounts payable arrangements.

Investing Activities
--------------------

     We received cash proceeds from investing activities of $103,000 and $(523,000) during the first nine months of 2004 and 2003, respectively. During the first nine months of 2003, cash used in investing activities consisted of $391,000 for the purchase of property and equipment, primarily for the acquisition of desktop and network infrastructure equipment and short-term investments in high-grade, low risk instruments, and $132,000 in acquisitions of businesses. During the first nine months of 2004, cash proceeds were comprised of $404,000 used for the purchase of property and equipment and short-term investments, offset by $507,000 in proceeds from the sale of these short-term investments.

Financing Activities
--------------------

     We received net cash in financing activities of $3.6 million during the first nine months of 2004 as compared with $2.8 million during the first nine months of 2003. During the first nine months of 2004, we paid cash of $128,000 related to the issuance of common stock in connection with previous financings, offset by $3.7 million in proceeds from warrant exercises. Additionally, we paid $917,000 in principal on the credit facility with Silicon Valley Bank, offset by the draw down of an identical $917,000 in principal on this facility during this period. During the first nine months of 2003, we received $3.0 million in proceeds from financings and an additional $62,000 in proceeds from the issuance of common stock and paid $250,000 in principal on the credit facility with Silicon Valley Bank

     We have no present understandings, commitments or agreements for any material acquisitions of, or investments in, other complementary businesses, products or technologies.

Contractual Obligations
-----------------------

     As of September 30, 2004, our contractual obligations and other commitments were as follows (in thousands):


-----------------------------------  --------------- -------------- --------------- --------------- -----------------
Contractual obligation                   Total       Less Than        1 -3 Years      3-5 Years     More Than 5 years
                                                     One Yea
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On September 13, 2003, we entered into an Incentive Stock Option Agreement with our CEO, Jonathan Morgan. The option was approved by the compensation committee of our board of directors under our 1997 Equity Plan, as amended, and permits Mr. Morgan to purchase up to 300,000 shares of our common stock at a price of $0.93 per share. The option cannot be exercised as to unvested shares. Additionally, under a related addendum signed by Mr. Morgan, the option cannot be exercised even as to vested shares until the S-8 registration statements covering the amended 1997 Plan are declared effective and our securities filings have been brought current. The option vests as to 100% of the underlying shares on the fourth anniversary of the grant date (July 26, 2008), but is subject to accelerated vesting in three 100,000 share tranches upon the achievement of certain milestones relating to our operating profit, as defined therein. The option is not subject to the ordinary change of control provisions of the existing Executive Officers' Change of Control Plan.

     Due to the Company's bankruptcy filing in January 2005 and subsequent November 2005 reorganization approval by the Court, all stock options have effectively been canceled.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

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