Form 10KSB
period 2004-12-31
FIRST VIRTUAL COMMUNICATIONS INC
filed 2005-12-15
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-23305

First Virtual Communications, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0357037

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Twin Dolphin Drive, Suite 600
Redwood City, CA	94065

(Address of principal executive offices)	(Zip code)

Issuer’s Telephone Number, including area code: (650) 801-6500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

          Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     ☐

          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐   No  ☑

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.     ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934).     Yes  ☐   No  ☑

          State issuer’s revenues for its most recent fiscal year. $7,032,000

          As of December 31, 2004 there were 16,462,239 shares of the registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant is $329,245.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

          Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes  ☐   No  ☑

          The number of shares of Common Stock outstanding as of November 27, 2005 was 16,613,486.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1. Description of Business

          In addition to the historical information contained in this report, this report contains forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risk factors set forth below, under “Overview,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition or Results of Operations” and elsewhere in this Form 10-KSB. The Company assumes no obligation to update any forward-looking statements contained herein.

Bankruptcy

          On January 20, 2005, First Virtual Communications, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy code on behalf of itself and its domestic subsidiary, CUseeMe Networks, Inc. (collectively, the “Company”), in the United States Bankruptcy Court for the Northern District of California, San Francisco Division (the “Bankruptcy Court”). The Company has operated its business as “debtors in possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. At the present time, the Company does not anticipate that any distributions will be available to holders of the Company’s equity securities. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in any of the Company’s securities as the value and prospects are highly speculative.

          On August 25, 2005, the Company and the Official Committee of Unsecured Creditors (the “Committee”) jointly filed a plan of reorganization (the “Plan”) and a related disclosure statement with the Bankruptcy Court. Copies of the Plan and the Disclosure Statement are attached hereto as Exhibits 2.1 and 2.2, respectively.

          On November 14, 2005, the Bankruptcy Court approved the Plan of Reorganization, which will become effective on December 12, 2005.

Overview

          Founded in 1993, First Virtual Communications, Inc., a Delaware corporation, started as a manufacturer of video networking equipment and has developed into a provider of software infrastructure and solutions for real-time rich media communications. The Company delivered integrated communications software solutions that address the needs of a geographically distributed workforce, which needs to work together to collaborate, train, demonstrate or sell. The Company helped to define IP-based communications by pushing the boundaries of conferencing for a better user experience, easier enterprise deployment and a potentially greater return on investment. The Company’s products provided business quality communication by supporting a wide range of industry standards. The Company’s software solutions integrated with existing tools and methodologies, such as e-mail and web browsing, while extending the advantages of instant messaging and collaboration environments, such as Windows Messenger. The Company’s innovative solutions were deployed in over 1,200 customer sites worldwide, including Fortune 500 companies, government agencies and service providers.

          First Virtual Communications distributed its products primarily through resellers, integrators and collaboration partners, which include Aethra S.R.L, British Telecom, Comp View, Inc., Dataline Inc., Net One Systems, NEC System Technologies, Ltd., Southern Business Communications Inc., Synetrix, Verizon Network Integration and other leading companies worldwide. The Company marketed its solutions to enterprise customers, including business customers, government users, and education and healthcare providers.

          The Company’s revenue was derived primarily from three sources (i) Software: sales of software licenses (ii) Products: sales of hardware and (iii) Support services: services and support revenue, which included software license maintenance, training, installation and consulting revenue.

          The Company applied the provisions of Statement of Position 97-2, Software Revenue Recognition to all transactions involving the sale of software products and hardware transactions where the software was not incidental. For hardware transactions where software is incidental, the Company applied the provisions of SEC Staff Accounting Bulletin 104.

          Revenue from the license of the Company’s software products and sales of its hardware products was recognized when persuasive evidence of an arrangement existed, the product was delivered, the fee was fixed or determinable, and collection of the resulting receivable was reasonably assured, and, if applicable, upon acceptance when acceptance criteria was specified or upon expiration of the acceptance period. Maintenance and support revenue for providing product updates pursuant to software subscriptions and customer support was deferred and recognized ratably over the service period. Training, installation and consulting revenue was recognized as services were performed.

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

          To offer an effective alternative to “face-to-face” meetings, customers typically require the following capabilities: (i) the ability to present and/or share information easily and in real-time; (ii) the ability to clearly see and hear all of the meeting participants; (iii) the ability to participate in meetings from conference rooms, workstations or offices, home or even from their car; (iv) the ability to quickly convene ad hoc meetings or schedule meetings in advance; (v) the ability to integrate with other existing productivity and communication tools such as e-mail, directories, calendaring and instant messaging; and (vi) a solution that leverages the participants’ existing IT infrastructure investments in PCs, networks and existing video systems.

Products and Technology

          First Virtual Communications provided solutions that enabled groups of people to meet online and effectively imitate actual face-to-face meetings. Our products leveraged increased PC performance, multimedia capability, broadband internet, instant messaging, groupware and e-mail infrastructure to provide an easy-to-use next generation real-time rich media communications solution.

•

Click to Meet Conference Server was our real-time rich media communications foundation, a software engine that powered the Click to Meet solution. Conference Server was a powerful, affordable, and widely deployed H.323 Multipoint Control Unit for traditional conferencing applications. Our software solution provided a flexible platform choice, deployment options, fast upgrades, and low-cost processing power.

•

Click to Meet Express enabled dispersed groups to meet online and conduct collaborative meetings. Click to Meet Express delivered ad-hoc real-time rich media communications to virtually anyone with an Internet connection and a PC. With Click to Meet Express, users could maintain the expressive and interactive communications of a traditional face-to-face meeting, through integrated audio, multipoint video, and document collaboration tools.

Marketing and Sales

          The Company marketed and sold its products primarily through indirect sales channels, including value-added resellers, original equipment manufactures (OEMs), service providers and integrators supported by its sales and sales engineering team. This effort was global in scope with Fist Virtual Communications offices in the United Kingdom, France, Germany, Italy, Japan, Korea and China.

          For the years ended December 31, 2004 and 2003, approximately 43% and 38%, respectively, of our revenue was generated from customers outside of the United States.

Manufacturing

          The Company produced its products at its facility in Redwood City, California by transferring images of the software to CD-ROM discs and shipping them directly to customers. Some customers were provided software through electronic download over the Internet.

Employees

          As of result of the Chapter 11 filing, the Company currently has one employee.

Item 2. Description of Property

          We are currently renting on a monthly basis our executive offices located at 303 Twin Dolphin Drive, Sixth Floor, Redwood City, California, 94065.

Item 3. Legal Proceedings

          As discussed in Note 1 to the financial statements, the Company became subject to a federal class-action securities lawsuit in late 2004 related to the decline in the value of its common stock. The case against the Company was withdrawn in early 2005; however, certain former company officers are still defendants.

          Except as otherwise provided in the Plan, the Liquidating Trust Agreement, the Confirmation Order, or in any other agreement entered into in connection with the Plan, in accordance with section 1123(b) of the Bankruptcy Code, the estate and the Liquidating Trust shall retain and may enforce, sue on, settle, or compromise (or decline to do any of the foregoing) all causes of action and defenses that the Debtors may hold against any person or entity. The Liquidating Trustee, in consultation with the Creditors’ Committee, may pursue such causes of action and defenses, as appropriate, in accordance with the best interests of the estate or its successor(s) who hold such rights. Such causes of action and defenses are not barred or waived (or deemed to be barred or waived) under the doctrine of res judicata or other legal principles. Nothing in the Confirmation Order or in the Plan shall have any preclusive effect on such causes of action or defenses.

Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

          The Company’s common stock was de-listed from the Nasdaq Stock Market - SmallCap on August 25, 2004 and is currently being quoted on the “Pink Sheets”. Such quotations on the Pink Sheets reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

          The following table sets forth, for the periods indicated, the high and low price per share of the Company’s common stock as reported on Nasdaq through August 25, 2004. All prices have been adjusted to reflect the 1-for-5 reverse stock split of the common stock in June 2003.

	High	Low

2004
First Quarter	$3.00	$1.60
Second Quarter	6.49	1.15
Third Quarter	1.25	0.32
Fourth Quarter	0.48	0.12
2003
First Quarter	2.00	1.35
Second Quarter	5.75	1.50
Third Quarter	4.30	1.75
Fourth Quarter	2.63	1.50

          The Company never declared or paid any cash dividends on its common stock.

Stock Options

          Effective on December 12, 2005 with the Court approval of the first amended reorganization plan on November 29, 2005, all common stock interests (including options and warrants) were canceled.

Item 6.	Management’s Discussion and Analysis or Plan of Operations

          The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto included in Part II, Item 7 of this Annual Report on Form 10-KSB. In addition to the historical information contained in this item, this item contains forward looking statements within the meaning of Section 27(a) of the Securities Act and Section 21(e) of the Exchange Act that involve risks and uncertainties. These forward looking statements include, without limitation, statements containing the words “believe,” “anticipates,” “expects,” and words of similar import. Such forward looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the risk factors set forth above in “Business/Overview,” and the factors set forth in this item and elsewhere in this Form 10-KSB. The Company assumes no obligation to update any forward looking statements contained herein.

Overview

          As a result of the Chapter 11 filing and adoption of the liquidation basis accounting at December 31, 2004, it is not meaningful to discuss the changes in balance sheet related accounts from 2003 to 2004.

          In the year ended December 31, 2004, the Company recorded $12.7 million in revenue, a decrease of 40% compared to the previous year. The Company derived its revenue in 2004 from the sale of real-time rich media communications software and services. These products were sold to enterprise customers, which include business customers, government agencies, educational institutions and healthcare providers, primarily through indirect sales channels and to telecommunications service providers.

          At December 31, 2003 CompView, Inc. represented 18% of total accounts receivable. At December 31, 2002, CEWinc.com represented 20% of total accounts receivable.

          The Company maintained sales offices in the United Kingdom, France, Germany, Italy, Japan, Korea and China and distributed its products in both Europe and Asia through resellers and distributors. For the years ended December 31, 2004 and 2003, approximately 43% and 38%, respectively, of the Company’s sales were generated from customers outside of the United States.

Critical Accounting Policies

          We have identified the policies below as critical to our business operations and understanding our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in Item 7 of this Annual Report on Form 10-KSB. Note that our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue recognition

          We derived our revenue primarily from three sources (i) Software, the sale of software licenses, (ii) Products, the sale of hardware, and (iii) Support services, including software license maintenance, hardware maintenance and repair, installation and training. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and/or timing of our revenue for any period if management made different judgments or utilized different estimates.

          The Company licensed its software products under perpetual licenses. The Company sold its products and services via its direct sales force and through domestic and foreign resellers and distributors. The Company delivers some of its Software and Support services, primarily updates to software, via the Internet.

          The Company applied the provisions of Statement of Position 97-2, “Software Revenue Recognition,” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is incidental, the Company applied the provisions of SEC Staff Accounting Bulletin 101, “Revenue Recognition.”

          Revenue from the license of the Company’s software products and sale of hardware products was recognized when persuasive evidence of an arrangement existed, the product had been delivered and title had transferred, the fee was fixed or determinable, and collection of the resulting receivable was reasonably assured, and, if applicable, upon acceptance when acceptance criteria were specified or upon expiration of the acceptance period. Maintenance and support revenue for providing product updates and customer support was deferred and recognized ratably over the service period. Training and consulting revenues were recognized as services were performed and billable according to the terms of the service arrangement.

          For all direct sales by the Company, except those completed via the Internet, the Company used either a binding purchase order or other signed agreement as evidence of an arrangement. For sales over the Internet, the Company used a credit card authorization as evidence of an arrangement. Sales through distributors were evidenced by a master agreement governing the relationship with or without binding purchase orders on a transaction by transaction basis.

          Fees due under an arrangement were generally deemed not to be fixed and determinable if a significant portion of the fee was due beyond the Company’s normal payment terms which were 30 to 90 days from the date of invoice. In these cases, revenue was not recognized until the fees became due. The Company assessed collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company did not request collateral from its customers. If the Company determined that collection of a fee was not reasonably assured, the fee was deferred and revenue recognized at the time collection became reasonably assured, which was generally upon receipt of cash.

          For arrangements with multiple obligations (e.g., undelivered maintenance and support bundled with perpetual licenses), the Company allocated revenue to delivered elements of the arrangements using the residual value method based on evidence of the fair value of the undelivered elements, which was specific to the Company. The vendor specific objective evidence of fair values for the ongoing maintenance and support obligations were based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, was based upon separate sales of these services.

          Revenue from sales to certain of the Company’s resellers were subject to agreements allowing rights of return and price protection. In such cases, the Company provided reserves for estimated future returns and credits for price protection upon revenue recognition. Such reserves were estimated based on historical rates of return and allowances, reseller inventory levels, the Company’s estimates of expected sell through by resellers and other related factors. Actual results could differ from those estimates. In the event of inability to estimate returns from any reseller, the Company deferred revenue recognition until the reseller had sold through the products. Advance payments received from customers and gross margin deferred with respect to sales for which revenues had not been recorded were recorded as deferred revenue.

          A provision was made upon revenue recognition for the estimated cost to repair or replace products under warranty arrangements as described in Note 1 to our financial statements.

Sales returns and other allowances, allowance for doubtful accounts and litigation

          The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities in accordance with the liquidation basis of accounting at December 31, 2004, and the reported amounts of revenue and expenses prior to the adoption of liquidation basis during the periods. Specifically, management had to estimate the net realizable value of its assets and net settlement amounts of its liabilities in accordance with liquidation basis accounting. Prior to the adoption of liquidation basis accounting on December 31, 2004, management had to make estimates of potential future product returns related to current period product revenue. Management analyzed historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales return and other allowances. Significant management judgments and estimates had to be made and used in connection with establishing the sales return and other allowances in any accounting period. Material differences could result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Similarly, management had to estimate the extent to which outstanding accounts receivable were collectible. Management specifically analyzed accounts receivable, including historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

          Management’s current estimated range of the liability related to pending litigation is based on claims for which the amount and range of loss can be estimated. We have recorded the minimum estimated liability related to those claims where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As a bankruptcy filing stays all pending litigation, further estimates of potential liability that could materially impact our results of operation and financial position should not be necessary.

Valuation of Inventories

          The Company wrote down its inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions were less favorable than those projected by management, additional inventory write-downs would be required. During 2003, the Company completed its transition from selling hardware products to selling software products. The Company had only fully-reserved inventory related to its legacy hardware products as of December 31, 2003. The production costs of software were immaterial, with media, packaging materials and other direct product costs charged to cost of revenues in the period incurred.

Valuation of long-lived and intangible assets

          We assessed the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicated that the carrying value may not be recoverable. Factors we considered important that could trigger an impairment review included the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

          When we determined that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measured any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We determined that the carrying value of goodwill may not be recoverable when the fair value of the Company was less than the book value of the Company. We measured any impairment by the excess of the implied fair value of the Company’s goodwill with the carrying amount of the Company’s goodwill. The Company recorded no impairment losses related to goodwill or other intangible assets during the year ended 2003. During the year ended December 31, 2004, the Company recorded impairment losses on property and equipment totaling $748,000 in the fourth quarter.

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

          On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121). SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company recorded no impairment charges related to intangible assets in 2003 and $3.3 million of impairment charges related to intangible assets in 2002.

Accounting for income taxes

          No provision or benefit for income taxes has been recognized for any of the periods presented as the Company has incurred net operating losses for income tax purposes and had no carry back potential.

          At December 31, 2004, the Company had significant tax net operating loss carryforwards (“NOLs”). However, due to the “change in ownership” provisions of the Tax Reform Act of 1986, the Company’s NOLs may be subject to an annual limitation on their utilization against taxable income in future periods if a cumulative change in ownership of more than 50% occurs during any three-year period. The effective date of the Plan of reorganization will be December 12, 2005. The Plan provides for the cancellation of all equity instruments formerly issued by FVC. Since the reverse merger with U.S. Dry Cleaning Corporation included in the Plan will cause a change in ownership, net deferred tax assets resulting primarily from the carryforward of NOLs have been given no value at December 31, 2004.

Results of Operations

          The following table sets forth certain items from the Company’s Consolidated Statements of Operations as a percentage of total revenue for the periods indicated. The data set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,

	2004	2003	2002

		(As Restated)	(As Restated)
Revenues	100.0%	100.0%	100.0%
Cost of revenues	16.0%	16.8%	35.6%

Gross profit	84.0%	83.2%	64.4%

Operating expenses:
Research and development	53.1%	42.0%	40.7%
Sales and marketing	77.0%	52.8%	39.3%
General and administrative	98.1%	31.5%	37.3%
Acquisition and other non-recurring charges	36.0%	4.0%	40.5%

Total operating expenses	264.1%	130.3%	157.8%

Operating loss	-180.1%	-47.1%	-93.8%

Other income (expense), net	0.8%	-0.4%	0.5%

Net loss	-179.3%	-47.5%	-93.3%

Revenues

          Revenues decreased $8.4 million to $12.7 million in 2004, a decline of 40% from $21,2 million in 2003, a decline of 17% from $12.6 million in 2002. The decrease in 2004 primarily resulted from a decrease in revenues from the sales of Products. This was primarily due to the lack of confidence customers had in the Company related to the special investigation and the transition from hardware and software sales toward solely software and support services which began in 2003 and carried into 2004.

          The following table summarized the total revenue by software, products and support service (in thousands):

	2004	2003	2002

		(As restated)	(As restated)
Software	$7,032	$12,805	$12,526
Product (hardware)	193	1,878	8,469
Support services	5,499	6,487	4,578

Total revenues	$12,724	$21,170	$25,573

          Software revenues primarily consisted of revenue from the sale of licenses for the Click to Meet (“CTM”) family of software products including CTM Express, CTM Select, CTM Premier and CTM Conference Server. Software revenues decreased $5.8 million to $7 million in 2004, a decrease of 45% from $12.8 million in 2003, and increased 2% in 2003 from $12.5 million in 2002. The Company shifted its focus to marketing and selling software-based products and the expansion of its customer base worldwide which was expected to increase revenues in 2004, offset in part by a decrease in licensing fees from a reseller in Japan pursuant to an agreement which expired in September 2002. However, due to the special investigation and other related factors, revenues in 2004 continued to decline.

          Product revenues consisted of revenue from the sale of ATM legacy hardware products including products sourced from third parties and sold by the Company. Product revenues decreased $1.7 million to $0.2 million in 2004, a decrease of 90% from $1.9 million in 2003, and a decrease of 78% in 2003 from $8.5 million in 2002. The decreases were primarily a result of the lower demand and lower average selling prices for hardware-based ATM legacy products, which drove the shift in focus to software products in 2003 and 2004. The Company notified its customers that as of May 1, 2003, it would no longer offer ATM legacy products for sale other than products currently in its fully reserved inventory existing at such time.

          Support service revenues consisted of software license subscriptions, software support, hardware maintenance, training, installation and consulting revenues. Support service revenues decreased $1.0 million to $5.5 million in 2004, a decrease of 15% from $6.5 million in 2003, and an increase of 42% in 2003 from $4.6 million in 2002, primarily due to higher sales of software subscriptions for the Company’s CTM product family, offset in part by declining revenues for support services associated with hardware products.

Costs of Revenues

          Costs of revenues consisted primarily of costs associated with the purchase of components from outside manufacturers or the manufacture of the Company’s legacy products by outside manufacturers and related costs of freight, inventory obsolescence, royalties, warranties and customer support costs, which were charged against income in the period incurred. Total cost of revenues decreased $1.5 million to $2 million in 2004, a 43% decrease from $3.6 million in 2003, a decrease in 2003 of 61% from $9.1 million in 2002. As a percentage of total revenues, cost of sales declined to 16% in 2004, from 17% in 2003, and from 36% in 2002. In the three years ended December 31, 2004, 2003 and 2002, the decline in costs of revenues was the result of lower shipments of hardware products, partially offset by increased sales of software products and services. Gross margin represents the difference between revenues and cost of revenues as a percentage of revenues. Overall gross margin in 2004 was 84% compared to 83% in 2003, and 64% in 2002.

          Cost of software revenues was $280,000 in 2004, compared to $889,000 in 2003. The gross margin on software revenues was 96% and 93% during the years ended December 21, 2004 and 2003. The gross margin on software revenue increased primarily due to fewer shipments of software bundled with hardware.

          Cost of product revenue was nil due to the elimination of all hardware items during 2003, causing a decrease of 92%, or $6.2 million, to $558,000 in 2003, from $6.8 million in 2002. The decrease was primarily due to the lower sales volume of product revenue and the sales of fully reserved legacy ATM inventory of $882,000, which had no associated cost of revenue during 2003. These write downs occurred in prior periods, including a significant provision for excess and obsolete inventory related to legacy ATM products in 2002.

          Cost of support service revenues decreased $355,000 to $1.8 million in 2004, from $2.1 million in 2003. This decrease was primarily due to a decrease in personnel related expenses, including staff, to support our customer base. The gross margin on support service revenues increased to 68% in 2004, from 67% in 2003, primarily due to the decrease in the cost of support services in personnel related expenses after the Company implemented cost cutting measures throughout the organization.

Research and development

          Research and development expense consists primarily of personnel costs, cost of contractors and outside consultants, supplies and material expenses, equipment depreciation and overhead costs. Research and development expenses decreased $2.1 million to $6.8 million in 2004, from $8.9 million in 2003, a reduction of 24% from the $8.9 million recorded in 2003. The decrease in absolute dollars was principally due to the lower equipment and maintenance expenses. As a percentage of total revenues, research and development expense was 53% in 2004, compared to 42% in 2003.

Sales and marketing

          Sales and marketing expense includes personnel and related overhead costs for sales and marketing, costs of outside contractors, advertising, trade shows and other marketing and promotional expenses. Sales and marketing expense decreased $1.4 million to $9.8 million in 2004, a decrease of 12% compared to $11.2 million in 2003, and an increase in 2003 of 17% compared to the $9.6 million in 2002. These expenses decreased in 2004 because of the cost cutting measures throughout the organization. These expenses increase in 2003 primarily due to expansion of our Asia sales office with higher personnel and other expenses and higher compensation expense resulting from our acquisition of our FVC.Com (Asia) distributor offset in part by lower facilities costs. As a percentage of total revenues, sales and marketing expense was 77% in 2004 compared to 53% in 2003 and 42% in 2002. The increase in sales and marketing expense as a percentage of revenue in 2004 compared to 2003 was due to lower revenue in 2004.

General and administrative

          General and administrative expense includes personnel and related overhead costs for finance, human resources, information technology, product operations and general management. General and administrative also includes the cost of the Company’s Directors and Officers liability insurance, the amortization of the costs of intangible assets. General and administrative expense increased by $5.8 million to $12.5 million in 2004 compared to $6.7 million in 2003. The increase in 2004 is primarily due to the increase in liability insurance, professional fees, and costs directly related to the reduction of personnel. The decrease in 2003 was primarily due to a reduction of $785,000 in bad debt expense resulting from the Company’s improved credit procedures, a reduction of $513,000 in personnel expenses, $900,000 in professional fees, $2.2 million in amortization expense resulting from the write-down of intangibles at December 31, 2002, reduced facilities costs and other expenses. As a percentage of total revenue, general and administrative expense was 98% in 2004 compared to 31% in 2003 and 47% in 2002.

Special Investigation

          In April 2004, we announced that the audit committee of the board of directors had initiated a special investigation as a result of the identification by management of several irregular sales transactions, most of which had occurred in our Asia operations. The audit committee retained special independent legal counsel and through them, independent forensic accountants, to review these transactions. In connection with the special investigation, we have incurred approximately $3.5 million in legal and accounting fees through its completion in November 2004.

Acquisition and other non-recurring costs, net

          Non-recurring charges in 2004 consisted of $1.1 million for restructuring charges of our business, compared to $838,000 in 2003 which was due to the relocation of the corporate office and discontinuation of India operations.

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

          We incurred non-recurring charges of $838,000 in 2003, which included $678,000 due to the relocation of the Company’s California office from Santa Clara to Redwood City and $160,000 for costs related to the discontinuation of the Company’s India operations, both in May 2003. The cost of the office relocation includes $350,000 of loss from retirement of fixed assets, $259,000 of refurbishment cost and $69,000 of moving cost.

Other income (expense), net

          Other income (expense), net, consists primarily of interest income earned on short-term investments and cash balances, offset by interest expense relating to our credit facilities and long-term debt. Other income (expense), net increased $196,000 to an income of $104,000 for 2004; an increase from expense of ($92,000) for 2003. The increase was primarily due to investment income on cash and cash equivalents.

Income taxes

          At December 31, 2004, the Company had significant tax net operating loss carryforwards (“NOLs”). However, due to the “change in ownership” provisions of the Tax Reform Act of 1986, the Company’s NOLs may be subject to an annual limitation on their utilization against taxable income in future periods if a cumulative change in ownership of more than 50% occurs during any three-year period. The effective date of the Plan of reorganization will be December 12, 2005. The Plan provides for the cancellation of all equity instruments formerly issued by FVC. Since the reverse merger with U.S. Dry Cleaning included in the Plan of reorganization will cause a change in ownership, management assigned no value to the NOLs or any other deferred tax assets at December 31, 2004.

Liquidity and Capital Resources

          The Company liquidated substantially all its assets on March 15, 2005 and paid all secured creditors in full. The liquidating trustee estimates that unsecured creditors will be paid approximately $500,000 on their total claims. At December 31, 2004, the Company had cash of $660,000.

Item 7. Finanical Statements

Index to Consolidated Financial Statements:

Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Statement of Net Liabilities in Liquidation at December 31, 2004

F-3	Consolidated Statements of Operations for the years ended December 31, 2004 and 2003, Going Concern Basis

F-4	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 2004 and 2003, Going Concern Basis

F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, Going Concern Basis

F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors, Stockholders, and Creditors
of First Virtual Communications, Inc.

We have audited the consolidated statement of net liabilities in liquidation as of December 31, 2004 of First Virtual Communications, Inc. and Subsidiary (collectively the "Company") and the related going concern basis consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully described in Note 1 to the accompanying financial statements, the Company filed bankruptcy under Chapter 11 of the United States Bankruptcy Code in January 2005 and liquidated substantially all its assets in March 2005. Management determined that as of December 31, 2004, liquidation was imminent. Accordingly, effective December 31, 2004, the Company changed its basis of accounting from a going concern basis to the liquidation basis of accounting.

In accordance with the first amended reorganization plan filed with the bankruptcy court in September 2005, the Company intends to consummate a reverse merger with a privately held operating company in December 2005. Such reorganization plan was approved by the bankruptcy court on November 29, 2005.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net liabilities in liquidation of First Virtual Communications, Inc and Subsidiary at December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP

November 30, 2005
Newport Beach, California

FIRST VIRTUAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
DECEMBER 31, 2004
(Amounts in thousands)

ASSETS

Cash and cash equivalents	$660
Accounts receivable	1,681
Property and equipment	57
Intangible assets	4,360

Total assets in liquidation	$6,758

LIABILITIES

Secured liability settlements	$4,458
Estimated settlement due to unsecured creditors	500
Estimated administrative expenses	3,104

Total liabilities in liquidation	8,062

Net liabilities in liquidation	$(1,304)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST VIRTUAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003
GOING CONCERN BASIS
(Amounts in thousands, except per share amounts)

	2004	2003

		(As Restated)
		(Unaudited)
Revenue
Software	$7,032	$12,805
Product	193	1,878
Support service	5,499	6,487

Total revenue	12,724	21,170

Cost of revenue
Software	280	889
Product	—	558
Support service	1,755	2,110

Total cost of revenue	2,035	3,557

Gross profit	10,689	17,613

Operating expense
Research and development	6,756	8,896
Sales and marketing	9,792	11,177
General and administrative	12,482	6,676
Special investigation by audit committee	3,500	—
Acquisition and other non-recurring charges	1,077	838

Total operating expense	33,607	27,587

Operating loss	(22,918)	(9,974)
Other income (expense), net	104	(92)

Net loss	$(22,814)	$(10,066)

Basic and diluted loss per common share	$(1.42)	$(1.12)

Shares used in computing basic and diluted loss per common share	16,017	8,986

The accompanying notes are an integral part of these consolidated financial statements.

FIRST VIRTUAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004 AND 2003
GOING CONCERN BASIS
(Amounts in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount	Shares	Amount

Balance at December 31, 2002 (as restated) (unaudited)	27,437	$—	8,077,691	$40	$118,531	$(210)	$(111,740)	$6,621

Issuance of common stock under private placement	—	—	5,732,408	6	9,381	—	—	9,387

Issuance of common stock under equity agreement	—	—	642,921	1	1,499	—	—	1,500

Issuance of common stock under stock purchase plans	—	—	65,969	—	93	—	—	93

Exercise of common stock options	—	—	4,196	—	14	—	—	14

Charges for stock compensation	—	—	—	—	32	—	—	32

Issuance of warrants	—	—	—	—	730	—	—	730

Accumulated other loss	—	—	—	—	—	(53)	—	(53)

Net loss	—	—	—	—	—	—	(10,066)	(10,066)

Balance at December 31, 2003 (as restated) (unaudited)	27,437	—	14,523,185	47	130,280	(263)	(121,806)	8,258

Exercise of common stock options	—	—	57,329	—	154	—	—	154

Exercise of common stock warrants	—	—	2,032,972	2	3,550	—	—	3,552

Accumulated other income	—	—	—	—	—	107	—	107

Net loss	—	—	—	—	—	—	(22,814)	(22,814)

Balance at December 31, 2004 (pre-liquidation basis (A))	27,437	$—	16,613,486	$49	$133,984	$(156)	$(144,620)	$(10,743)

(A) The Company adopted the liquidation basis of accounting on December 31, 2004 and on November 29, 2005 all common stock and other equity interests were effectively cancelled and extinguished in accordance with the reorganization plan described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST VIRTUAL COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003
GOING CONCERN BASIS
(Amounts in thousands)

	2004	2003

		(As Restated) (Unaudited)
Cash flows from operating activities:
Net loss	$(22,814)	$(10,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,177	1,954
Impairment of goodwill and other intangibles	1,975	—
Impairment of property and equipment	748	—
Provision for doubtful accounts	228	(188)
Loss on sale of short term investments	151	—
Write-off of deposits and other assets	1,658	—
Provision for inventory reserve	—	24
Loss on disposal of fixed assets	—	351
Other	(43)	(12)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	357	1,455
Inventory	—	589
Prepaid expenses and other assets	(299)	13
Accounts payable	1,057	(292)
Accrued liabilities	1,621	(882)
Deferred revenue	(616)	(730)

Net cash used in operating activities	(14,800)	(7,784)

Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(132)
Acquisition of property and equipment	(404)	(487)
Purchase of short-term investments	—	(628)
Sale of short-term investments	597	115

Net cash provided by (used in) investing activities	193	(1,132)

Cash flows from financing activities:
Proceeds from issuance of stock, net	3,705	9,626
Proceeds from term loan	917	3,000
Payments on term loan	(917)	(500)

Net cash provided by financing activities	3,705	12,126

Net increase (decrease) in cash and cash equivalents	(10,902)	3,210

Cash and cash equivalents at beginning of year	11,562	8,352

Cash and cash equivalents at end of year	$660	$11,562

Supplemental cash flow information:
Cash paid for interest	$196,537	$96
Issuance of options and warrants to third parties	$—	$3,781

The accompanying notes are an integral part of these consolidated financial statements.

FIRST VIRTUAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share and per share amounts)
(All disclosures relating to calendar 2003 and previous periods are unaudited)

1. The Company and Summary of Significant Accounting Policies

First Virtual Communications, Inc. (“FVC”) was incorporated in California in October 1993 and subsequently reincorporated in Delaware in December 1997. In July 1998, FVC changed its name to FVC.COM, Inc., and on February 5, 2001 changed its name to First Virtual Communications, Inc. FVC developed and marketed rich media Web conferencing and collaboration solutions for telecommunications service providers, enterprises and government agencies. FVC sold its products worldwide through original equipment manufacturers (“OEM partners”), distributors and resellers.

Bankruptcy and Reorganization

For reasons described below (see “Restatement and 2003 Unaudited Financial Statements”), on January 20, 2005 FVC filed Chapter 11 bankruptcy under the United States Bankruptcy Code (the “Bankruptcy Code”) on behalf of itself and its wholly owned domestic subsidiary, CUseeMe Networks, Inc. (“CUseeMe”) (collectively, the “Company”). The Company has continued limited operations as debtors in possession (the “Debtors”) under the jurisdiction of the United States Bankruptcy Court (the “Bankruptcy Court”) in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On June 8, 2005, the Bankruptcy Court entered an order, upon an amended joint application filed by the Debtors and the Official Committee of Unsecured Creditors (the “Creditors’ Committee”), approving the employment of Gregory Sterling as Chief Restructuring Officer (“CRO”) of the Debtors and designating Mr. Sterling as the person responsible for the Debtors as debtors in possession. The Company reported the terms and conditions of Mr. Sterling’s employment in its Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2005.

On August 25, 2005, the Company and the Creditors’ Committee jointly filed a plan of reorganization and a related disclosure statement with the Bankruptcy Court that were amended on September 21, 2005. On November 14, 2005, the Bankruptcy Court approved the amended reorganization plan (the "Plan"), which was entered on November 29, 2005, and is expected to become effective on December 12, 2005 (the “Effective Date”).

The purpose of the Plan is to (1) facilitate a merger of FVC with U.S. Dry Cleaning Corporation (i.e. a planned reverse Merger), (2) make payments to creditors of and holders of interests in the Debtors by distributing proceeds received from the sale of the Debtors’ assets (i.e. liquidation of substantially all of the Company’s assets), any amounts recovered in litigation, and any other property received or recovered by the related Liquidating Trust, and (3) distribute the New Common Stock, as defined, to be issued pursuant to the Merger. The assets described above shall be held by a Liquidating Trustee (who is  the CRO), who will administer and distribute the assets as specified in the Plan. The Plan is intended to resolve all claims against the Debtors, and all equity interests in the Debtors of whatever character, and whether or not allowed by the Bankruptcy Court pursuant to Section 502 of the Bankruptcy Code.

The Plan calls for U.S. Dry Cleaning Corporation to merge with and into FVC. Upon successful completion of the Merger, the Liquidating Trust will receive 275,698 shares of New Common Stock for the benefit of the beneficiaries of the Liquidating Trust in accordance with the Plan, the Liquidating Trust Agreement, the Confirmation Order and applicable law. In accordance with the order approving the retention of Gregory Sterling as CRO, he will receive 0.75% of common stock in the reorganized debtor, or approximately 63,600 shares of New Common Stock, upon successful completion of the Merger; the shares of New Common Stock to be issued to Gregory Sterling are in addition to the 275,698 shares of New Common Stock to be issued to the Liquidating Trust. U.S. Dry Cleaning Corporation has calculated, on a pro forma basis, that the 275,698 shares of New Common Stock to be issued to creditors pursuant to the Plan will have an aggregate estimated (unaudited) value of $520,000. U.S. Dry Cleaning’s estimate of such value is based on certain comparable values described in the Plan.

FIRST VIRTUAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share and per share amounts)
(All disclosures relating to calendar 2003 and previous periods are unaudited)

Although the accompanying statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2003 have been restated and are unaudited (see Restatement and 2003 Unaudited Financial Statements below), management of U.S. Dry Cleaning Corporation believes, based on advice of securities counsel, that FVC will be a viable public shell to effectuate the aforementioned reverse merger when the Company’s periodic filings are brought current and that such unaudited period will not adversely affect the SEC filing status of U.S. Dry Cleaning Corporation thereafter.

As more fully described in the Plan, it is anticipated that the common stock of the reorganized debtor, including the 275,698 shares of New Common Stock, will begin to be quoted on the Over-the-Counter Bulletin Board in approximately January 2006. For purposes of calculating distributions to be made under the Plan, the value of the 275,698 shares of New Common Stock will be determined based upon the average closing bid price for a share of stock for the five trading days prior to the close of trading on the sixtieth day following the first day that such stock is quoted publicly. The Liquidating Trustee shall not distribute any of the New Common Stock before the later of (a) the sixtieth day following the first day that such stock was quoted publicly, and (b) the date of the initial distribution (other than New Common Stock) to holders of general unsecured claims.

The following are certain other significant provisions of the Plan and the related confirmation order issued by the Bankruptcy Court:

•

All assets and liabilities of FVC and CUseeMe were deemed merged and treated as though they were held and owed by a single entity for all purposes related to the Plan including voting, confirmation, and distribution. No distribution shall be made on account of any intercompany claim. All obligations arising from guarantees or joint or several liability were substantively consolidated, which shall not (other than for purposes of the Plan) affect the legal or corporate structure of the Debtors.

•

All executory contracts and unexpired leases were deemed rejected. Claims arising out of the rejection of an executory contract or unexpired lease pursuant to the Plan must be filed with the Bankruptcy Court no later than thirty days after the Plan’s confirmation date. Any claims not filed within such time period are forever barred from assertion and will not receive any distributions under the Plan.

•	On the Effective Date, all preferred stock interests shall be cancelled and extinguished. It is expected that there will not be any funds available for distribution to holders of such interests.

•

On the Effective Date, all common stock interests shall be cancelled and extinguished and holders of such interests shall not be entitled to receive any property on account of such interests; provided, however, that after payment of all preferred stock interests in full, each holder of common stock interest will receive an amount equal to such holder’s pro rata share of any remaining cash held by the Liquidating Trust. The Liquidating Trustee does not expect that any cash will be available for such purpose.

•

As of the Effective Date, CUseeMe, after having transferred all of its property to the Liquidating Trust pursuant to the Plan, and terminated all employees, shall be deemed dissolved without the necessity for any further actions, except for any administrative actions that may be necessary to carry out the purposes of the Plan and wind-up the Company's affairs.

•

Immediately after the Effective Date, the Liquidating Trustee or the Creditors’ Committee may apply for a final decree and order closing the CUseeMe Chapter 11 case based solely upon a showing that all fees owing to the United States Trustee have been paid.

•

Except as otherwise provided in the Plan, the Company shall, as a reorganized debtor, continue to exist after the Effective Date as a corporate entity, with all the powers of a corporation under applicable law and in the jurisdiction in which it is incorporated and pursuant to its certificate or articles of incorporation and bylaws in effect prior to the Effective Date, provided, however, that as of the Effective Date, the Debtors’ property will be deemed to vest in the Liquidating Trust consistent with the terms of the Plan and Liquidating Trust Agreement.

•

Except as otherwise provided in the Plan, all common stock of the reorganized Debtor issued to holders of allowed claims (including common stock to be issued to the CRO), will be issued under the exemption from registration requirements of Section 5 of the Securities Act of 1933, as amended, (and the equivalent state securities laws) provided by Section 1145(a)(1) of the Bankruptcy Code.

FIRST VIRTUAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share and per share amounts)
(All disclosures relating to calendar 2003 and previous periods are unaudited)

•

Except as otherwise provided in the Plan or in any agreement entered into in connection with the Plan, on the Effective Date all mortgages, deeds of trust, liens and any other security interests in or against the property of the Liquidating Trust will be fully released and discharged, and all right, title and interest of the holders of such interests, (including any rights to collateral thereunder) shall remain vested in the Liquidating Trust.

•

Except for professionals employed in the Chapter 11 cases, all requests for payment of administrative expenses must be filed with the Bankruptcy Court and served on certain parties on or before ten days after the Effective Date.

Sale of Assets

On February 28, 2005, following a competitive bidding process conducted under the supervision of the Bankruptcy Court, FVC, with the approval of the Creditors’ Committee, accepted the offer of RADvision Ltd. (“RADvision”) to purchase substantially all the assets of the Company for $7.15 million in cash plus certain additional consideration, subject to Bankruptcy Court approval. The “Purchase Agreement” consisted of an asset purchase agreement dated February 21, 2005 (the “APA”) among FVC, CUseeMe, and RADvision, a letter dated February 28, 2005 from RADvision to the Company setting forth certain terms of RADvision’s improved bid (the “Improved Bid Letter”), and certain portions of the record (the “Solicitation Conference Transcript”) of the solicitation conference conducted on February 28, 2005 during which RADvision modified its improved bid. On March 14, 2005, the Bankruptcy Court entered an order (“Sale Order”) approving the Purchase Agreement.

On March 15, 2005, FVC and CUseeMe completed a sale of substantially all their assets under the Purchase Agreement with RADvision, which acquired substantially all the operating assets, intellectual property and customer contracts of FVC and CUseeMe for $7.15 million in cash and assumption of certain liabilities in exchange for the assets, free and clear of any liens, claims, or other interests. In accordance with the Sale Order, FVC and CUseeMe used a portion of the proceeds to repay all their outstanding secured indebtedness and to pay a $150,000 break-up fee under a prior asset purchase agreement between FVC, CUseeMe, and an investment partnership led by Millennium Technology Value Partners, L.P., a New York-based private equity fund, Silicon Valley Bank and Morrison & Foerster LLP. The Sale Order also provided for certain employee protections and other benefits, subject to the consent of the Creditors Committee, and certain other payments associated with the sale transaction. FVC and CUseeMe used the remaining proceeds to finance their bankruptcy cases.

Restatement and 2003 Unaudited Financial Statements

As previously reported on Form 8-K filed with the SEC on November 19, 2004, the audit committee of the Company’s board of directors initiated a special investigation in April 2004 as a result of the identification by management of several irregular sales transactions, most of which had occurred in the Company’s Asia operations. The audit committee retained independent legal counsel and through them, independent forensic accountants, to review these transactions. It was discovered that certain errors and irregularities resulted in minor financial statement misstatements, but the acceptance criteria for revenue recognition under SEC Staff Accounting Bulletin 101/104, “Revenue Recognition” (“SAB 104”) with respect to sales to one major U.S. customer had not been met in certain transactions dating back to 2000; hence the most significant restatement adjustments were related to the timing of revenue recognition. The effect of such misstatements, which included other insignificant adjustments, is described in Note 6 to the accompanying consolidated financial statements.

As a result of the pendency of this investigation, the Company was unable to complete its financial statements for the quarters ended March 31, June 30, and September 30, 2004, and thus could not timely file with the SEC its quarterly reports on Forms 10-QSB for the aforementioned quarters.

FIRST VIRTUAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share and per share amounts)
(All disclosures relating to calendar 2003 and previous periods are unaudited)

When the special investigation was completed in November 2004, the audit committee concluded that it was necessary to restate the Company’s financial results for the years ended December 31, 2001, 2002, and 2003. However, since the Company qualifies for filing as a “Small Business Issuer” under SEC Regulation S-B for 2004 and 2005, the Company has included herein only the restated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2003, which include the cumulative effect of the related restatements for calendar 2001 and 2002. The Company filed its quarterly reports on Form 10-QSB for each of the quarters ended March 31, June 30 and September 30, 2004 in November 2005.

In connection with the special investigation, the Company incurred approximately $3.5 million in legal and accounting fees, which are recorded in general and administrative expenses in the accompanying consolidated statement of operations. Payment of the outstanding balance was secured by substantially all of the assets of the Company, and this security interest was subordinated in most respects to the security interest held by Silicon Valley Bank under the Company’s credit facility with them. Additionally, when the Company’s directors’ and officers’ liability insurance was renewed in April 2004, the premium increased approximately $650,000 above the prior year directly resulting from the special investigation. The premium was due in May 2004 and accordingly, the Company paid a total of $1.2 million in liability insurance premiums during the second quarter. As a result of the special investigation, management believes the Company’s customers questioned its financial viability, resulting in reduced product sales.

On August 25, 2004, Nasdaq notified the Company that its common stock had been de-listed for failure to file periodic reports with the SEC.

On August 25, 2004, a class-action securities complaint was filed in U.S. District Court for the Northern District of California (Case No. C-04-3585) on behalf of stockholders who purchased the Company’s securities between March 29, 2004 and August 23, 2004. The complaint alleged that the Company, along with certain of its executive officers, violated Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) by artificially inflating its stock price through materially misleading statements and omissions to the public and by otherwise engaging in fraud against the plaintiffs. The complaint also alleged that certain of the Company’s executive officers, as controlling persons of FVC, breached Section 20(b) of the Exchange Act by assisting in the inflation of the Company’s stock price through their acts and omissions. Each of the executive officers was party to an indemnification agreement by which (subject to certain exclusions and limitations) the Company agreed to advance all expenses necessary for the defense of such a lawsuit and to reimburse them for any damages they were required to pay. The complaint sought unspecified compensatory damages, as well as costs and expenses of the plaintiffs’ attorneys in bringing the action against the Company. Although the directors’ and officers’ liability insurance provided coverage for legal costs and any damages incurred in this litigation, the coverage was subject to a deductible of $500,000 per claim. This class-action case was withdrawn in early 2005 as to the Company, but the officers are still defendants.

Due to the significant costs and time to complete the aforementioned audit committee investigation, the de-listing of the Company’s securities, and the class-action suit against the Company during a transition period for the Company from selling hardware products to exclusively selling software and related services, management and the Company’s board of directors made a decision to file for protection under Chapter 11 of Bankruptcy Code and did so on January 20, 2005 as noted above.

As previously reported on Form 8-K filed with the SEC on October 12, 2005, the Company and the Creditors’ Committee approved the dismissal of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm and engaged Squar, Milner, Reehl & Williamson, LLP (“Squar Milner”) as its new independent registered public accountants effective October 12, 2005. The decision to engage Squar Milner was made and approved by the CRO and the Creditors’ Committee. PricewaterhouseCoopers LLP had previously informed the Company that it did not intend to re-issue its audit reports for any of the periods they previously audited.

The Company’s management structure represents a single reporting segment.

FIRST VIRTUAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share and per share amounts)
(All disclosures relating to calendar 2003 and previous periods are unaudited)

Basis of Presentation

Management determined that on December 31, 2004, liquidation was imminent based on the factors described above. Accordingly, the Company has not presented a December 31, 2004 balance sheet, but instead has presented a December 31, 2004 statement of net liabilities in liquidation which was prepared on the liquidation basis of accounting. Substantially all assets of the Company were sold on March 15, 2005 under an agreement originally entered into on January 20, 2005. The accompanying statements of operations, stockholders’ equity, and cash flows are presented on the going concern basis of accounting.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the net realizable values of assets and the settlement amount of liabilities, in accordance with the liquidation basis of accounting.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. Investments in entities of which the Company owns 100% and on which the Company has the ability to exercise significant influence but not control are accounted for under the equity method.

Cash Equivalents and Short-Term Investments

The Company considered all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents and those with maturities greater than three months are considered short-term investments. All short-term investments were sold during the year ended December 31, 2004.

Accounts Receivable

Accounts receivable at December 31, 2004 are presented at their estimated net realizable value which are based on and represent actual collections in 2005 of accounts receivable existing at December 31, 2004. No allowance for doubtful accounts was recorded at December 31, 2004 since the Company directly wrote-off any accounts receivable at such date that were not collected in 2005.

Long-Lived Assets

Prior to the adoption of the liquidation basis of accounting, the Company monitored events and changes in circumstances that might indicate that the carrying amounts of long-lived assets, including intangible assets, may not be recoverable. If such events or changes in circumstances were present, the Company assessed the recoverability of long-lived assets by determining whether their carrying value would be recovered through undiscounted expected future cash flows. If total future cash flows were less than the carrying amount of such assets, the Company recognized an impairment loss based on the excess of the carrying amount over the estimated fair value of the assets.

Property and Equipment

Property and equipment at December 31, 2004 are presented at their estimated net realizable value based on the subsequent price paid by RADVision as described in the purchase price allocation included in the aforementioned Purchase Agreement.

FIRST VIRTUAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share and per share amounts)
(All disclosures relating to calendar 2003 and previous periods are unaudited)

Prior to the adoption of the liquidation basis of accounting, property and equipment were stated at cost and were depreciated on a straight-line basis over the estimated useful lives of the assets, generally three years. Leasehold improvements were amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term. When property or equipment was retired or otherwise disposed of, the Company removed the asset and accumulated depreciation or amortization from its records and recognized any related gain or loss in the determination of income.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company recorded no impairment charge related to property and equipment in 2003. Management noted certain indicators requiring review for impairment during December 2004 and recorded an impairment charge totaling approximately $748,000 (which is included in acquisition and other non-recurring charges in the accompanying consolidated statement of operations) in the fourth quarter of 2004 prior to the adoption of liquidation basis accounting.

Intangible Assets

Intangible assets at December 31, 2004 are presented at their estimated net realizable value based on the subsequent price paid by RADVision as set forth in the purchase price allocation included in the aforementioned Purchase Agreement. Such intangible assets are comprised of technology and distribution networks at values of $3,295,000 and $1,065,000, respectively.

Prior to the adoption of the liquidation basis accounting, the Company accounted for intangible assets in accordance with SFAS 144 and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The fair value of intangible assets was determined by management with the assistance of an outside appraiser primarily using the income approach, which estimated fair value based on the future discounted cash flows. Additionally, SFAS 142 required a review of goodwill for impairment on at least an annual basis. The Company performed its annual impairment review during the fourth quarter of each year. In connection with the Company’s annual impairment review, no impairment charge was recorded for the year ended December 31, 2004. Purchased intangibles which included technology acquired in the acquisition of CUseeME in 2001 and licenses were amortized on a straight-line basis over the estimated economic life of five years.

Secured Liability Settlements

Secured liability settlements are presented at their estimated net settlement amount and represent the disbursements to the secured creditors under the provisions of the Plan and as directed by the Bankruptcy Court.

Estimated Settlements Due to Unsecured Creditors

Estimated settlements to unsecured creditors are presented at their estimated settlement amounts and are based on the Liquidating Trustee’s estimate of the remaining cash that will be available after payment of all other claims with higher priority in accordance with the Plan.

Administrative Expenses

Estimated administrative expenses to liquidate the Company consist primarily of legal and accounting fees.

FIRST VIRTUAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share and per share amounts)
(All disclosures relating to calendar 2003 and previous periods are unaudited)

Revenue Recognition

The Company’s revenue was principally derived from three sources (i) Software, the sale of software licenses, (ii) Products, the sale of hardware, and (iii) Support services, including software license maintenance, hardware maintenance and repair, installation and training. During 2004, the Company completed its transition from mainly a hardware provider to a software provider, which began during 2003.

The Company licensed its software products under perpetual licenses. The Company sold its products and services via its direct sales force and through domestic and foreign resellers and distributors. The Company delivered some of its software and support services, primarily software updates, via the Internet.

The Company applied the provisions of Statement of Position 97-2, “Software Revenue Recognition”, to all transactions involving the sale of software products and hardware where the software was not incidental. For hardware transactions where software was incidental, the Company applied the provisions of SAB 104.

Revenue from licensing the Company’s software products and sale of hardware products was recognized when persuasive evidence of an arrangement existed, the product had been delivered and title had transferred, the fee was fixed or determinable, and collection of the resulting receivable was reasonably assured, and, if applicable, upon acceptance when acceptance criteria were specified or upon expiration of the acceptance period. Maintenance and support revenue for providing product updates and customer support was deferred and recognized ratably over the service period. Training and consulting revenue was recognized as services were performed and billable according to the terms of the service arrangement.

For all sales, except those completed via the Internet, the Company used either a binding purchase order or other signed agreement as evidence of an arrangement. For sales over the Internet, the Company used a credit card authorization as evidence of an arrangement. Sales through distributors were evidenced by a master agreement governing the relationship with or without binding purchase orders on a transaction by transaction basis.

Fees due under an arrangement were generally deemed not to be fixed and determinable if a significant portion of the fee was due beyond the Company’s normal payment terms which were 30 to 90 days from the date of invoice. In these cases, revenue was not recognized until the fees became due. The Company assessed collectibility based on a number of factors, including past history with the customer and the credit-worthiness of the customer. The Company did not request collateral from its customers. If the Company determined that collection of a fee was not reasonably assured, the fee was deferred and revenue was recognized at the time collection became reasonably assured, which was generally upon receipt of cash.

For arrangements with multiple obligations (e.g., undelivered maintenance and support bundled with perpetual licenses), the Company allocated revenue to delivered elements of the arrangements using the residual value method based on evidence of the fair value of the undelivered elements, which was specific to the Company. The vendor specific objective evidence of fair values for the ongoing maintenance and support obligations were based upon the prices paid for the separate renewal of those services by the customer or upon substantive renewal rates stated in the contractual arrangements. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, was based upon separate sales of those services.

Revenue from sales to certain of the Company’s resellers were subject to agreements allowing rights of return and price protection. In such cases, the Company provided reserves for estimated future returns and credits for price protection upon revenue recognition. Such reserves were estimated based on historical rates of return and allowances, reseller inventory levels, the Company’s estimates of expected sell through by resellers and other related factors. Actual results could differ from those estimates. In the event of inability to estimate returns from any reseller, the Company deferred the recognition of revenue until the reseller had sold through the products. Advance payments received from customers and gross margin deferred with respect to sales for which revenue had not been recognized were recorded as deferred revenue.

A provision was made upon revenue recognition for the estimated cost to repair or replace products under warranty arrangements.

FIRST VIRTUAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share and per share amounts)
(All disclosures relating to calendar 2003 and previous periods are unaudited)

Warranties

The Company sold both software and hardware products and provided for future warranty costs upon product delivery or from the purchase date. The specific terms and conditions of those warranties varied depending upon the product sold, the country in which the customer was located, and agreements the Company had with various customers.

Software products generally carried a 90-day warranty from the date of delivery or purchase. Longer warranty periods were provided on a contract by contract basis and were limited. The Company’s liability under those warranties was to replace defective media and in some cases provide a corrected copy of any portion of the software found not to be in substantial compliance with the published specifications in the product documentation. In such cases, if the Company was unable to make the products conform to published specifications, the Company could be obligated to refund the amount paid by customers.

In the case of hardware manufactured by the Company, warranties generally commenced on the delivery date or purchase date and continued for twelve months.

Prior to the adoption of the liquidation basis of accounting, factors that affected the Company’s warranty liability included the number of units sold, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The Company assessed the adequacy of its recorded warranty liabilities every quarter and made adjustments to the liability if necessary. The Company went through the transition from a hardware-based company to a software-based company since the acquisition of CUseeMe. In 2003, the Company notified its customers that it would no longer offer hardware products for sale and reduced its warranty liability accordingly.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries were translated into U.S. dollars from local currencies using current exchange rates; revenues and expenses were translated using average exchange rates in effect during each period. The resulting translation adjustments were recorded in a separate component of stockholders’ equity.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility were included in research and development expense as incurred. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product were capitalized, if material, prior to the adoption of liquidation basis accounting. To date, all software development costs have been expensed as incurred.

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations thereof. Options and warrants granted to non-employees are accounted for using the fair value method prescribed by SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”. The Company provides the pro forma disclosures required by SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123”.

As of December 31, 2004, the Company maintained stock option plans under which the Company could grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. The Company has chosen to account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

FIRST VIRTUAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share and per share amounts)
(All disclosures relating to calendar 2003 and previous periods are unaudited)

The following table illustrates the net loss and loss per common share during the years ended December 31, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,

	2004	2003

		(As Restated)

Net loss	$(22,814)	$(10,066)

Add: Stock-based employee compensation expense included in reported net loss	—	32
Deduct: Total stock based employee compensation expense determined pursuant to SFAS 123	(870)	(1,878)

Pro forma net loss	$(23,684)	$(11,912)

As reported loss per common share (basic and diluted)	$(1.42)	$(1.12)

Pro forma loss per common share (basic and diluted)	$(1.48)	$(1.33)

The weighted-average estimated grant-date fair value of options granted under the Company’s various stock option plans was $1.85 and $0.81, during the years ended December 31, 2004 and 2003, respectively. The fair value of each stock option on the grant date was determined using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,

	2004	2003

Risk-free interest rate	3.0 - 3.7%	3.4%
Volatility	138 - 235%	131%
Option term (in years)	5	5
Dividend yield	0.0%	0.0%

The pro forma SFAS 123 disclosures include compensation expense for purchase rights granted during 2003. The weighted average estimated grant date fair value for purchase rights granted under the Purchase Plan during 2003 was $0.81.

Due to the Company’s bankruptcy filing in January 2005 and the November 2005 Bankruptcy Court approval of the Plan, all stock option plans and outstanding stock options have effectively been canceled.

FIRST VIRTUAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share and per share amounts)
(All disclosures relating to calendar 2003 and previous periods are unaudited)

Income Taxes

Prior to the adoption of liquidation basis accounting, income taxes were accounted for using an asset and liability approach. This method requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets was based on provisions of currently enacted tax law; the effects of then future changes in tax laws or rates were not anticipated. The measurement of deferred tax assets was reduced, if necessary, by the amount of any tax benefits that, based on available evidence, were not expected to be realized.

Loss per Common Share

Basic loss per common share was based on the weighted-average number of common shares outstanding excluding contingently issuable or returnable shares, such as shares of unvested common stock. Diluted loss per common share was based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. As a result of the losses incurred by the Company during 2004 and 2003, all potential common shares were anti-dilutive and excluded from the diluted loss per common share calculations. Since the Company adopted the liquidation basis of accounting and all outstanding common stock options and warrants were effectively cancelled with the approval of the Plan, the disclosure of equity instruments outstanding as of December 31, 2004 which were excluded from the calculation of diluted loss per common share (because their inclusion would be anti-dilutive) is not applicable and has not been reported herein.

Concentration of Credit Risk and Geographic Distribution of Revenue

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company invested its excess cash in a variety of financial instruments, such as corporate medium-term notes and other corporate debt. The Company, by policy, limited the amount of credit exposure to any one financial institution or commercial issuer, and restricts the placement of funds to financial institutions evaluated as highly credit-worthy. The Company sold its products to original equipment manufacturers, distributors, value-added resellers and end-user customers throughout the world. The Company performed ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company provided an allowance for uncollectible accounts receivable based upon the expected collectibility of such receivables.

The following table summarizes the percentage of total revenue by geographic area based on the destination of the related shipments:

	Year Ended December 31,

	2004	2003

United States	57%	62%
Asia	23%	22%
Europe	20%	16%

Total	100%	100%

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents at December 31, 2004 approximates fair value based on their short maturities.

FIRST VIRTUAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share and per share amounts)
(All disclosures relating to calendar 2003 and previous periods are unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise resulting from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Comprehensive income (loss) is not significant to the accompanying financial statements.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or “VIE’s”), and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either (1) the equity investor does not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined (“SBI’s”), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIE’s: periods ended after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIE’s. Management has concluded that the Company does not have a significant variable interest in any VIE’s.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position (“FSP”) FAS 150-03 (“FSP 150-3”), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interest in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150’s measurement guidance for other types of mandatorily redeemable non-controlling interest, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. In Chapter 4 of ARB 43, paragraph five previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…” SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

FIRST VIRTUAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share and per share amounts)
(All disclosures relating to calendar 2003 and previous periods are unaudited)

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment,” which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first interim reporting period that begins after December 15, 2005. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67.” The American Institute of Certified Public Accountants (the “AICPA”) concurrently issued Statement of Position (“SOP”) 04-2 entitled “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 amends SFAS No. 66 to reference the accounting and reporting guidance in SOP 04-2. As amended, SFAS No. 67 states that its guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions; these matters will now be governed by SOP 04-2. SFAS No. 152 and SOP 04-2 are effective for years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, and Amendment of APB No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has “commercial substance” if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

FIRST VIRTUAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share and per share amounts)
(All disclosures relating to calendar 2003 and previous periods are unaudited)

2. Income Taxes

No provision or benefit for income taxes has been recognized for any of the periods presented as the Company has incurred net operating losses for income tax purposes and had no carry back potential. Insignificant foreign taxes are included in general and administrative expenses.

The income tax benefit differs from the expected amount computed by applying the statutory federal income tax rate of 34% to loss before taxes as follows:

	December 31,

	2004	2003

Federal statutory rate	-34%	-34%
State income taxes, net of federal benefits	-5%	-5%
Unrecognized benefit of net operating losses and tax credits	39%	39%

	0%	0%

At December 31, 2004, the Company had significant tax net operating loss carryforwards (“NOLs”). However, due to the “change in ownership” provisions of the Tax Reform Act of 1986, the Company’s NOLs may be subject to an annual limitation on their utilization against taxable income in future periods if a cumulative change in ownership of more than 50% occurs during any three-year period. The effective date of the Plan will be on December 12, 2005. Since the reverse merger with U.S. Dry Cleaning Corporation included in the Plan will cause a change in ownership, management assigned no value to the NOLs or any other deferred tax assets at December 31, 2004.

3. Equity Transactions

Convertible Preferred Stock

On June 8, 2000, the Company issued 27,437 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) in a private placement to Vulcan Ventures Incorporated (“Vulcan”) for an aggregate purchase price of $27,437,000. The Preferred Stock was convertible into 866,888 shares of common stock of the Company, (as adjusted through June 13, 2003, subject to further adjustment) at a price of less than $31.65 per share. Each share of Preferred Stock had voting rights equal to an equivalent number of shares of common stock into which it was convertible and voted together as one class with the common stock, unless otherwise specified in the Company’s Certificate of Incorporation. The holder of the Preferred Stock had dividend rights on parity with the common stock. The Preferred Stock had a liquidation preference of $1,000 per share.

Common Stock and Common Stock Interests

On June 26, 2003 the Company’s Board of Directors approved a 1-for-5 reverse split of the Company’s common stock, effective at 5:00 pm EDT on June 27, 2003, with trading commencing on a post-reverse stock split basis on market open on Monday June 30, 2003. The reverse split was previously approved by the stockholders at the Company’s June 13, 2003 Annual Stockholders Meeting. As of June 27, 2003, each five shares of the Company’s outstanding common stock was converted into one share of common stock. In addition, the Company made adjustments to its outstanding options and warrants to reflect the reverse stock split. All outstanding common stock and outstanding option and warrant numbers (including related per-share amounts) reflected in the accompanying financial statements and notes reflect the 1-for-5 reverse stock split.

FIRST VIRTUAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share and per share amounts)
(All disclosures relating to calendar 2003 and previous periods are unaudited)

On September 30, 2003, FVC entered into an agreement with Net One Systems (Net One), its exclusive distributor in Japan, under which the Company agreed to accept the return of approximately $1.6 million of products previously purchased by Net One, and Net One agreed to invest $1.6 million in the Company. In October 2003, following the return of the products, the Company issued to Net One a total of 642,921 shares of its common stock at $2.45 per share.

On November 12, 2003, the Company issued 5,732,408 shares of common stock at $1.79 per share and warrants to purchase 2,866,199 shares of common stock with an exercise price of $1.79 per share, resulting in net proceeds of approximately $9.6 million. The warrants were exercisable for five years, commencing November 12, 2003. The Company retained Roth Capital Partners (“Roth”) as its exclusive agent for this financing and paid to Roth a fee of 7% of the gross proceeds and a warrant to purchase up to 458,592 shares of the Company’s common stock at a price of $2.15 per share.

Under the Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”), as amended, an aggregate of 570,000 shares of common stock were authorized for issuance to participating employees who met eligibility requirements. As of December 31, 2003, 295,912 shares of common stock were available for future issuance under the Purchase Plan. The Purchase Plan permitted eligible employees to purchase common stock through payroll deductions, which could not exceed 15% of an employee’s base compensation, including commissions, bonuses and overtime pay, at a price equal to 85% of the fair value of the common stock at the beginning of each offering period or the end of the purchase period, whichever was lower. During 2003, the Company issued 61,875 shares of common stock under the Purchase Plan for aggregate proceeds of approximately $84,000.

On November 7, 2003, the Company entered into definitive agreements in connection with a private placement of its shares of common stock with institutional investors and their affiliates (“Financing”) who were accredited investors under the securities laws. The investors participating in the Financing also received warrants to purchase up to an aggregate of approximately 2.9 million shares of the Company’s common stock at an exercise price of $1.79 per share (collectively, “Financing Warrants”). Each of the Financing Warrants had a five year life. During April 2004, Financing Warrants to purchase an aggregate of 2.0 million shares of common stock were exercised, resulting in aggregate cash proceeds to the Company of approximately $3.5 million.

In connection with a term loan facility entered into with its bank in April 2003, the Company issued a five-year warrant to the bank to purchase up to 56,250 shares of the Company’s common stock at an exercise price of $1.60 per share. On April 13, 2004, the Bank exercised such warrant on a net exercise basis, resulting in the issuance by of 35,560 shares of the Company’s common stock to the bank and no cash proceeds to the Company.

In addition to three equity incentive plans, the Company had outstanding stock options granted under eight other plans originally established by other companies that were subsequently acquired by the Company.

As stated in Note 1, all common stock and common stock interests were cancelled and extinguished and the Liquidating Trustee does not expect that holders of such interests will be entitled to any distributions upon liquidation.

4.     Litigation

As discussed in Note 1, the Company became subject to a federal class-action securities lawsuit in late 2004 related to the decline in the value of its common stock. The case against the Company was withdrawn in early 2005; however, certain former Company officers are still defendants.

Except as otherwise provided in the Plan, the Liquidating Trust Agreement, the Confirmation Order, or in any other agreement entered into in connection with the Plan, in accordance with section 1123(b) of the Bankruptcy Code, the estate and the Liquidating Trust shall retain and may; enforce, sue on, settle, or compromise (or decline to do any of the foregoing) all causes of action and defenses that the Debtors may hold against any person or entity. The Liquidating Trustee, in consultation with the Creditors’ Committee, may pursue such causes of action and defenses, as appropriate, in accordance with the best interests of the estate or its successor(s) who hold such rights. Such causes of action and defenses are not barred or waived (or deemed to be barred or waived) under the doctrine of res

FIRST VIRTUAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share and per share amounts)
(All disclosures relating to calendar 2003 and previous periods are unaudited)

judicata or other legal principles. Nothing in the Confirmation Order or in the Plan shall have any preclusive effect on such causes of action or defenses.

5.     Transactions with Related Parties

On April 14, 2003, the Company entered into a private equity line financing agreement with Ralph Ungermann, Executive Chairman of the Company’s Board of Directors, under which the Company could require Mr. Ungermann to purchase up to $1 million of our common stock at a purchase price of $1.55 per share during the period from April 14, 2003 through April 13, 2004. Following completion of the private equity financing in November 2003, the Company determined that use of this line of financing was not required. In April 2004, this equity line expired unused.

Other related party transactions are discussed elsewhere in these notes to the financial statements.

6.     Restatement of 2001 and 2002 Unaudited Financial Statements

As described in Note 1, the Company’s December 31, 2001 and 2002 financial statements contained errors discovered through a special investigation initiated by the Company’s audit committee and board of directors that resulted in identifying several irregular sales transactions, most of which had occurred in the Company’s Asia operations. The errors resulted in the overstatement of net loss by approximately $163,000 and $452,000 for the years ended December 31, 2001 and 2002, respectively. Accumulated deficit as of January 1, 2002 and 2003 has been decreased by approximately $604,000 and $152,000, respectively, to correct the accounting for sales revenue as well as adjustments to asset and liability accounts that were not individually material for financial reporting purposes.

The following reflects the adjustments and the restated amounts relating to the December 31, 2001 consolidated financial statements:

	As Previously Reported	Adjustment	As Restated (Unaudited)

Revenue	$27,661	$(198)	$27,463
Cost of goods sold	(20,550)	361	(20,189)

Gross profit	7,111	163	7,274
Expenses	(38,712)	—	(38,712)

Net loss	$(31,601)	$163	$31,438)

Basic and diluted loss per common share	$(6.28)	$0.03	$(6.25)

Assets	$38,158	$(66)	$38,092
Liabilities	(11,801)	(538)	(12,339)
Equity	(26,357)	604	(25,753)

	$—	$—	$—

FIRST VIRTUAL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Amounts in thousands, except share and per share amounts)
(All disclosures relating to calendar 2003 and previous periods are unaudited)

The following reflects the adjustments and the restated amounts relating to the December 31, 2002 consolidated financial statements:

	As Previously Reported	Adjustment	As Restated (Unaudited)

Revenue	$24,414	$1,159	$25,573
Cost of goods sold	(8,379)	(715)	(9,094)

Gross profit	16,035	444	16,479
Expenses	(40,357)	8	(40,349)

Net loss	$(24,322)	$452	$(23,870)

Basic and diluted loss per common share	$(3.19)	$0.06	$(3.13)

Assets	$19,760	$(105)	$19,655
Liabilities	(12,987)	(47)	(13,034)
Equity	(6,773)	152	(6,621)

	$—	$—	$—

Item 8. Changes in and Disagreement with Accountants

          As discussed in a Current Report on Form 8-K filed during November 2005, the Company changed independent registered public accounting firms from Pricewaterhouse Coopers (“PWC”) to Squar, Milner, Reehl & Williamson, LLP. There were no disagreements with PWC during the two most recent fiscal years and the subsequent interim period through December 8, 2005.

Item 8A. Controls and Procedures

          An evaluation was not performed under the supervision and with the participation of our management, including the Chief Restructuring Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Officers and management of the Company who may have performed such evaluation are no longer present or in a capacity to certify. The Company’s Chief Restructuring Officer was not hired until June 8, 2005.

          During the fourth quarter of 2004, substantially all personnel resigned or were terminated thereby leaving significant deficiencies in internal control over financial reporting. The CFO and Controller left the Company in November 2004, but did return as consultants to assist with the closing of the financial statements for the year ended December 31, 2004.

Item 8B. Other Information

          None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

            The following table sets forth certain information regarding our executive officers and directors as of November 30, 2005:

Name	Age	Position

Jonathan G. Morgan	50	Chief Executive Officer
Gregory Sterling	56	Chief Restructuring Officer

Jonathan G. Morgan

          Mr. Morgan, has served as the Company’s President and Chief Executive Officer since October 2002. Mr. Morgan has served as a director of the Company since the Company’s merger with CUseeMe Networks, Inc. in June 2001. Prior to the merger, Mr. Morgan served as a director of CUseeMe Networks from May 1996. From 1993 until 2001, Mr. Morgan was a Managing Director at Prudential Securities, as well as a Managing Director at Prudential Volpe Technology Group, a division of Prudential Securities, which provided investment banking services to technology companies. In 2001, Mr. Morgan founded and currently is also a Managing Director of Rostrevor Partners, LLC, a strategic consulting services company which provides services to early stage emerging growth companies. Mr. Morgan currently serves as a director and the Chairman of the audit committee of Click2learn.com, Inc. and as a director of Corticon Technologies, Inc. Mr. Morgan holds an H.B.A. from the University of Western Ontario, London, located in Ontario, Canada.

EXECUTIVE OFFICERS

          The executive officers of the Company and their ages as of December 31, 2004 are as follows:

Name	Age	Position

Jonathan G. Morgan	50	President and Chief Executive Officer
Tom Bennet	55	Vice President of Worldwide Support
David Bundy	45	Chief Technology Officer
Truman Cole	61	Vice President and Chief Financial Officer
Mark Reid	41	Vice President of Engineering
David Weinstein	47	Vice President of Marketing

Jonathan G. Morgan

          Mr. Morgan, has served as the Company’s President and Chief Executive Officer since October 2002. Mr. Morgan has served as a director of the Company since the Company’s merger with CUseeMe Networks, Inc. in June 2001. Prior to the merger, Mr. Morgan served as a director of CUseeMe Networks from May 1996. From 1993 until 2001, Mr. Morgan was a Managing Director at Prudential Securities, as well as a Managing Director at Prudential Volpe Technology Group, a division of Prudential Securities, which provided investment banking services to technology companies. In 2001, Mr. Morgan founded and currently is also a Managing Director of Rostrevor Partners, LLC, a strategic consulting services company which provides services to early stage emerging growth companies. Mr. Morgan currently serves as a director and the Chairman of the audit committee of Click2learn.com, Inc. and as a director of Corticon Technologies, Inc. Mr. Morgan holds an H.B.A. from the University of Western Ontario, London, located in Ontario, Canada.

Tom Bennett

          Mr. Bennett has been the Company’s Vice President of Worldwide Support since April 2003. Mr. Bennett commenced his employment with the Company as the Manager of Support Systems and Engineering in July 2000. Prior to his employment with the Company, Mr. Bennett served as the Director of Audio and Visual Services at the University of Akron, from June 1994 until July 2000. Prior to that, he served as Head of Instructional Support Services at the University of Akron, from June 1985 to June 1994. Mr. Bennett holds a Bachelor of Arts degree in Communications from the University of Akron.

David Bundy

          Mr. Bundy has served as Chief Technology Officer of the Company since July 1998 and as Vice President of Engineering of White Pine Software (a predecessor to CUseeMe Networks, Inc. acquired by the Company) from January 1994 to July 1998. Mr. Bundy was the Vice President and Principal Engineer of White Pine from August 1993 to December 1993. Mr. Bundy holds a BES degree in Electrical Engineering from John Hopkins University.

Truman Cole

          Mr. Cole rejoined the Company as Chief Financial Officer in December 2002. Mr. Cole previously served as the Chief Financial Officer of the Company from July 1999 to October 2000. From October 2000 to December 2002, he was the Chief Financial Officer at Fitme.com, a private software company. From November 1997 to July 1999, he was the Vice President and Chief Financial Officer at NetSchools Corporation, a privately held Silicon Valley firm specializing in technology solutions for K-12 schools. From February 1994 to May 1997, Mr. Cole served as Chief Financial Officer of Network Peripherals, a networking company. Mr. Cole holds a Bachelor of Science degree in Mathematics from the University of Michigan and a Master of Business Administration degree from Santa Clara University.

Mark Reid

          Mr. Reid has been the Company’s Vice President of Engineering since November 2003. Prior to his employment with the Company, Mr. Reid served as President and Chief Technology Officer of ProvisionSoft, an automated storage provider, from November 2001 to April 2003. Prior to that, he was Vice President of Advanced Technology at CMGI, Inc., an Internet investment company, from May 1999 to October 2001. Mr. Reid was Vice President of Engineering at VideoServer Corporation, a multimedia company, from December 1997 to April 1999. Mr. Reid holds a Bachelor of Science degree in Computer Science from Ohio State University and a Master’s degree in Electrical Engineering from Northeastern University.

David Weinstein

          Mr. Weinstein has been the Company’s Vice President of Marketing since September 2003. Prior to his employment with the Company, Mr. Weinstein served as President and Chief Executive Officer of Zack Systems, an internet company, from 2000 until 2002. Prior to that, he was co-founder and Vice President of Marketing and Business Development of @Motion, Inc., subsequently acquired by Phone.com, now Openwave Systems, Inc., an applications and voice portal company, from 1997 until 2000. Mr. Weinstein holds a Bachelor’s Degree in Economics and Political Science from Haverford College and an MBA from Stanford University.

Item 10. Executive Compensation

Compensation of Directors

          The Company in the past has not provided cash compensation to directors for services in their capacity as a director, but reimbursed directors for certain expenses in connection with attendance at board and committee meetings. In March 2004, the Board approved the payment of an annual cash retainer with a value of $20,000 (the “Annual Retainer”) to compensate each non-employee director for services rendered as a director of the Company, commencing with the date of the 2004 Annual Meeting of Stockholders.

          All of the Company’s non-employee directors were also entitled to receive non-discretionary annual stock option grants under the 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Under the Directors’ Plan, each non-employee director who was first elected to the Board was automatically granted an option to purchase 8,000 shares of Common Stock. Each non-employee director was additionally granted an option to purchase 8,000 shares of Common Stock on each anniversary of the director’s original grant under the Directors’ Plan so long as the director was not then an employee of the Company, had continuously served on the board during such time and was a member of the board at the time of grant. Options granted under the Directors’ Plan were granted at the fair market value of the Common Stock on the date of grant. In addition, each non-employee director serving on the Audit, Compensation or Nominating Committees of the Board, was granted an option under the Directors’ Plan to purchase 5,000 shares, 3,000 shares, and 3,000 shares, respectively, of Common Stock upon the director’s appointment to the committee and on each anniversary of such director’s original grant upon joining such committee, so long as the director was not then an employee of the Company, had continuously served on the committee during such time and was a member of the committee at the time of grant. Options granted under the Directors’ Plan were granted at the fair market value of the Common Stock on the date of grant. Options granted to non-employee directors under the Directors’ Plan had a ten-year term and become exercisable on a daily ratable basis over a one year period from the date of grant. The Chapter 11 reorganization plan resulted in the canceling off all such options.

          During the year ended December 31, 2003, pursuant to the terms of the Directors’ Plan, Dr. Gaut and Messrs. Harris and Stettner each were each granted 5,000 shares of common stock on the anniversary of their original option grants under the Directors’ Plan at an exercise price per share of $1.70, $2.53, and $4.95, respectively, in each case, the fair market value on the date of grant. In addition, for his services on the Audit and Compensation Committees of the Board of Directors, Dr. Gaut received an automatic grant under the Director’s Plan of an option to purchase 5,000 and 3,000 shares of common stock, respectively, at an exercise price per share of $1.70 and $2.25, respectively. Mr. Harris received an automatic grant under the Directors’ Plan of an option to purchase 5,000 and 3,000 shares of common stock, respectively, at an exercise price per share of $1.60 and $1.60, respectively, for his services on the Audit and Compensation Committees of the Board of Directors. Mr. Stettner received an automatic grant under the Directors’ Plan of an option to purchase 3,000 shares of common stock at an exercise price per share of $4.80 and $2.40, respectively, for his services on each of the Nominating and Compensation Committees of the Board of Directors. In addition, Mr. Stettner received an automatic grant under the Directors’ Plan of an option to purchase 5,000 shares of common stock, at an exercise price of $1.62 per share, for his services on the Audit Committee. Messrs. Sollman and Schmücking each received an automatic grant under the Directors’ Plan of an option to purchase 8,000 shares of common stock, at an exercise price of $2.11 per share, upon joining the Board of Directors in December 2003. Mr. Ungermann did not receive grants under the Director’s Plan for his service as a director of the Company, since he served as Executive Chairman of the Board, and therefore was not a non-employee director under the plan. Mr. Ungermann was compensated by the Company in 2003 pursuant to the terms of his Retention Agreement, as discussed below. All option grants to the directors under the Directors’ Plan were made at the fair market value of the common stock on the respective dates of grant.

Compensation of Executive Officers

Summary of Compensation

          The following table shows for the fiscal years ended December 31, 2004, 2003 and 2002, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its other four most highly compensated executive officers on December 31, 2004 and former executive officers who departed from the Company during fiscal year 2003 (the “Named Executive Officers”):

					Long-Term Compensation

					Awards		Payouts
		Annual Compensation
					Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)

Jonathan G. Morgan	2004	300,000	—	—	—	492,318	—	—
President and Chief	2003	300,000	—	—	—	230,000	—	—
Executive Officer	2002	46,154	—	—	—	43,000	—	—

Truman Cole	2004	183,333	—	—	—	115,000	—	—
Chief Financial Officer(2)	2003	200,000	—	—	—	80,000	—	—
	2002	769	—	—	—	—	—	—

David O. Bundy	2004	87,250	—	—	—	176,593	—	—
Chief Technology Officer	2003	174,500	—	—	—	—	—	—
	2002	149,520	—	—	—	20,000	—	—

Ralph Ungermann	2004	75,000	—	—	—	—	—	—
Former Executive Chairman	2003	350,000	—	—	—	60,000	—	—
and Former President	2002	99,646	—	—	—	50,000	—	4,214
and Chief Executive Officer(3)

Robert Romano	2004	—	—	—	—	—	—	—
Former Executive Vice	2003	124,783	90,739	14,580	—	—	—	58,333
President Sales and	2002	162,938	83,371	—	—	40,000	—	—
Business Development(4)

Frederick Strecker	2004	—	—	—	—	—	—	—
Former Vice President,	2003	145,944	3,150	23,042	—	40,000	—	89,378
Engineering(5)	2002	199,809	2,768	—	—	90,000	—	—

Frank Kaplan	2004	75,000	—	—	—	—	—	—
Former Vice President of	2003	180,000	71,700	—	—	—	—	—
Worldwide Sales(6)	2002	3,462	—	—	—	80,000	—	—

(1)	Represents insurance premiums paid by the Company with respect to group life and health insurance for the benefit of the Named Executive Officer.

(2)	Mr. Cole rejoined the Company as Chief Financial Officer in December 2002.

(3)

Mr. Ungermann served as President and Chief Executive Officer from July 2000 until June 19, 2001. From 2002 until Mr. Ungermann resigned in January 2004, Mr. Ungermann served as Executive Chairman of the Board of Directors of the Company.

(4)	Mr. Romano left the Company in September 2003.

(5)	Mr. Strecker left the Company in September 2003.

(6)	Mr. Kaplan left the Company in January 2004.

(7)	All per share numbers and prices in the above table have been adjusted to reflect the Company’s one-for-five reverse split effective in June 2003.

Stock Option Grants and Exercises

          Since all equity instruments were cancelled in connection with the Bankruptcy Court’s November 2005 approval of the Company’s reorganization plan and because it is no longer meaningful to report stock option grants and exercises for the year ended December 31, 2004, management concluded that it was not considered necessary to include discussion and tables in the Company’s December 31, 2004 Form 10-KSB.

Item 11. Security Ownership of Certain Beneficial Owners and Management

          Since all equity instruments were cancelled in connection with the Bankruptcy Court’s November 2005 approval of the Company’s reorganization plan and because it is not longer meaningful to report beneficial ownership of any Company equity securities by its former directors Named Executive Officers, or more-than-5% stockholders as of any time in calendar 2005 prior to such date, management concluded that it was not considered necessary to include a beneficial ownership table in the Company’s December 31, 2004 Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 12. Certain Relationships and Related Transactions

Private Equity Line Financing Agreement

          On April 14, 2003, the Company entered into a private equity line financing agreement with Ralph Ungermann, the former Executive Chairman of the Company’s Board of Directors, under which the Company may require Mr. Ungermann to purchase up to $1 million of our common stock at a purchase price of $1.55 per share during the period from April 14, 2003 through April 13, 2004. Following completion of the private equity financing in November 2003, the Company determined that use of this line of financing will not be required and it is expected that the line will expire unused on April 13, 2004.

Special Situations Fund

          On November 12, 2003, the Company issued 5,732,406 shares of common stock at $1.79 per share and warrants to purchase 2,866,203 shares of common stock with an exercise price of $1.79 per share, resulting in net proceeds of approximately $9.6 million. The warrants were exercisable for five years, commencing November 12, 2003. The investors in the financing included Special Situations Fund, including Special Situations Technology Fund, L.P., of which Adam Stettner, then a member of the Company’s Board of Directors, serves as Managing Director. The Company retained Roth Capital Partners (“Roth”) as its exclusive agent for this financing and paid to Roth a fee of 7% of the gross proceeds and a warrant to purchase up to 458,592 shares of the Company’s common stock at a price of $2.15 per share. The warrant had a five-year term and was exercisable beginning May 12, 2004.

Net One Systems Co., Ltd.

          On September 30, 2003, First Virtual Communications, Inc. entered into an agreement with Net One Systems (Net One), then its exclusive distributor in Japan, under which the Company agreed to accept the return of approximately $1.6 million of products previously purchased by Net One, and Net One agreed to invest $1.6 million in the Company. In October 2003, following the return of the products, the Company issued to Net One a total of 642,921 shares of the Company’s common stock at $2.45 per share.

Indemnification Agreements

          The Company has entered into indemnification agreements with its directors and executive officers that provide, among other things, that the Company will indemnify its directors and executive officers, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements such officer or director may be required to pay in actions or proceedings that the officer or director is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company’s Bylaws. With the filing of Chapter 11 Bankruptcy Code and the confirmation order issued November 28, 2005, all contracts and agreements are deemed cancelled, thereby making these indemnification agreements no longer enforceable.

Item 13. Exhibits

Exhibit No.	Description of Document

2.1	First Amended Joint Chapter 11 Plan of Reorganization, dated September 21, 2005

2.2	First Amended Disclosure Statement Describing First Amended Joint Chapter 11 Plan of Reorganization, dated September 21, 2005

4.1	Warrant purchasing 7,218 shares of the Company’s Common Stock, dated May 25, 2004, issued by the Company to Silicon Valley Bancshares

4.2	First Amendment Agreement Regarding Warrant between the Company and Silicon Valley Bancshares, dated as of November 8, 2004

10.1*	Settlement Agreement between the Company and Frank Kaplan, dated January 21, 2004

10.2*	Mutual Release between the Company and Ralph Ungermann, dated January 2004

10.3(1)*	Executive Officers’ Change of Control Plan, as amended

10.4(2)*	1997 Equity Incentive Plan, as amended

10.5(2)*	Form of Incentive Stock Option Agreement of the Company under the 1997 Equity Incentive Plan, as amended

10.6(2)*	Form of Non-Statutory Stock Option Agreement under the 1997 Equity Incentive Plan, as amended

10.7(2)*	Form of Addendum to Stock Option Agreement under the 1997 Equity Incentive Plan, as amended

10.8(2)*	Incentive Stock Option Agreement and related addendum between the Company and Jonathan Morgan, dated September 13, 2004

10.9(3)*	Form of Indemnification Agreements between the Company and its executive officers and directors

10.10(4)	Loan and Security Agreement between the Company and Silicon Valley Bank, dated as of April 3, 2003

10.11(5)	Amendment to Loan Documents between the Company and Silicon Valley Bank, dated as of May 25, 2004

10.12(2)	Temporary Forbearance Agreement between the Company and Silicon Valley Bank, dated as of September 13, 2004

10.13(6)	Extension Agreement between the Company and Silicon Valley Bank, dated as of September 13, 2004

10.14	Amendment and Extension Agreement between the Company and Silicon Valley Bank, dated as of November 9, 2004

10.15(6)	Services, Payment and Security Agreement among the Company, Morrison & Foerster LLP, Huron Consulting Group and Applied Discovery, Inc., dated as of August 19, 2004

10.15(6)	Subordination Agreement in favor of Silicon Valley Bank among the Company, Morrison & Foerster LLP, Huron Consulting Group and Applied Discovery, Inc., dated as of August 19, 2004

10.13(7)	Software and Services Engagement Agreement between the Company and IBM, dated as of August 11, 2004

10.14(8)**	Statement of Work between the Company and IBM, dated August 17, 2004

20.1	Letter sent to holders of securities covered by the 2003 S-3 registration statement regarding the suspension of availability of the registration statement and any related prospectus

20.2	Letter sent to holders of securities covered by 2002 S-3 registration statement regarding the suspension of availability of the registration statement and any related prospectus

20.3	Letter sent to participants in stock plans covered by various S-8 registration statements regarding the suspension of availability of these registration statements and any related prospectuses

22.1(9)	Published report of Results of 2004 Annual Meeting of Stockholders

31.1	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes to Exhibits

*	Management contract or compensatory plan or arrangement

**

Confidential Treatment has been requested from the U.S. Securities and Exchange Commission (“Commission”) for portions of these exhibits. A separate filing of omitted text has been made with the Commission.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed on March 29, 2004 (File No. 000-23305).

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K/A, as filed on September 15, 2004 (File No. 000-23305).

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-38755).

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed on May 15, 2003 (File No. 000-23305).

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed on August 17, 2004 (File No. 000-23305).

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed on October 1, 2004 (File No. 000-23305).

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K/A, as filed on August 23, 2004 (File No. 000-23305).

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K/A, as filed on August 23, 2004 (File No. 000-23305).

(9)	Filed as part of the Company’s Current Report on Form 8-K, as filed on May 26, 2004 (File No. 000-23305).

Item 14. Principal Accountant Fees and Services

          The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2004 and December 31, 2003, by the Company’s principal accountants.

	Fiscal Year Ended

	2004	2003

	(In thousands)
Audit Fees	$—	$362
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	200	—

Total Fees	$200	$362

          All fees described above were approved by the Audit Committee. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include due diligence in connection with acquisitions. All other fees consist of assistance to the audit committee and other matters in connection with the special investigation.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST VIRTUAL COMMUNICATIONS, INC.

By:	/s/ GREGORY STERLING	Date: December 9, 2005

Gregory Sterling
Chief Restructuring Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

2.1	First Amended Joint Chapter 11 Plan of Reorganization, dated September 21, 2005

2.2	First Amended Disclosure Statement Describing First Amended Joint Chapter 11 Plan of Reorganization, dated September 21, 2005

31.1	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002