Form 10QSB
period 2005-03-31
FIRST VIRTUAL COMMUNICATIONS INC
filed 2005-12-23
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended: March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 000-23305

                       FIRST VIRTUAL COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                  77-0357037
      --------------------------------                -----------------------
      (State or other jurisdiction of                   (I.R.S. employer
       incorporation or organization)                   identification number)

     303 Twin Dolphin Drive, Suite 600
              Redwood City, CA                               94065
  ----------------------------------------                ----------
  (Address of principal executive offices)                (Zip code)

                                 (650) 801-6500
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

     State the number of shares of Common Stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of November 29, 2005 was 16,613,486.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS
                                -----------------


                                                                            Page
   PART I.     FINANCIAL INFORMATION

   Item 1.     Financial Statements .......................................... 1

   Item 2.     Management's Discussion and Analysis .......................... 2

   Item 3.     Controls and Procedures ....................................... 5


   PART II.    OTHER INFORMATION

   Item 1.     Legal Proceedings ............................................. 6

   Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds ... 6

   Item 3.     Defaults upon Senior Securities ............................... 6

   Item 4.     Submission of Matters to a Vote of Security Holders ........... 6

   Item 5.     Other Information ............................................. 6

   Item 6.     Exhibits ...................................................... 6

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

    Condensed Consolidated Statement of Net Liabilities in Liquidation
         at March 31, 2005 ................................................. F-1

    Condensed Consolidated Statement of Changes in Net Liabilities
         in Liquidation for the three months ended March 31, 2005 .......... F-2

    Condensed Consolidated Statement of Operations for the three months ended March 31, 2004, Going Concern Basis ......................... F-3

    Condensed Consolidated Statement of Cash Flow for the three months ended March 31, 2004, Going Concern Basis ......................... F-4

    Notes to Condensed Consolidated Financial Statements ................... F-5

                       FIRST VIRTUAL COMMUNICATIONS, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF
                         NET LIABILITIES IN LIQUIDATION
                                 MARCH 31, 2005
                                   (Unaudited)
                             (Amounts in thousands)

                       ASSETS

    Cash and cash equivalents                                   $    2,687

                                                               ------------
    Total assets in liquidation                                 $    2,687
                                                               ============

                     LIABILITIES

    Estimated settlements to unsecured creditors                $      500
    Estimated liquidation expenses                                   2,670

                                                               ------------
    Total liabilities in liquidation                                 3,170
                                                               ------------

    Net liabilities in liquidation                              $     (483)
                                                               ============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                       FIRST VIRTUAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                         NET LIABILITIES IN LIQUIDATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (Unaudited)
                             (Amounts in thousands)

Changes in net liabilities in liquidation:

    Cash and cash equivalents                                   $    2,027
    Accounts receivable                                             (1,681)
    Property and equipment                                             (57)
    Intangible assets                                               (4,360)
    Secured liability settlements                                    4,458
    Estimated liquidation expenses                                     434
                                                               ------------
    Decrease in net liabilities in liquidation                         821

    Net liabilities in liquidation at beginning of period           (1,304)
                                                               ------------

    Net liabilities in liquidation at end of period             $     (483)
                                                               ============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                       FIRST VIRTUAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                               GOING CONCERN BASIS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

Revenue
         Software                                        $      2,022
         Product                                                   84
         Support service                                        1,565
                                                        --------------
              Total revenue                                     3,671
                                                        --------------
    Cost of sales
         Software                                                  64
         Product                                                   --
         Support service                                          588
                                                        --------------
              Total cost of sales                                 652
                                                        --------------

    Gross profit                                                3,019
                                                        --------------

    Operating expense
         Research and development                               2,019
         Sales and marketing                                    3,075
         General and administrative                             1,504
         Acquisition and other non-recurring charges              700
                                                        --------------
              Total operating expense                           7,298
                                                        --------------
    Operating loss                                             (4,279)
    Other expense, net                                             18
                                                        --------------

    Net loss                                             $     (4,297)
                                                        ==============
    Basic and diluted net loss per share                 $      (0.30)
                                                        ==============
    Shares used in computing basic and
         diluted net loss per share                            14,542
                                                        ==============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                       FIRST VIRTUAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                               GOING CONCERN BASIS
                                   (Unaudited)
                             (Amounts in thousands)

Cash flows from operating activities:
  Net loss                                               $     (4,297)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
  Depreciation and amortization                                   328
  Provision for returns and doubtful accounts                    (104)
  Other                                                           (65)
  Changes in operating assets and liabilities:
    Accounts receivable                                           549
    Prepaid expenses and other assets                             171
    Accounts payable                                              287
    Accrued liabilities                                          (358)
    Deferred revenue                                             (162)
                                                        --------------
      Net cash used in operating activities                    (3,651)
                                                        --------------
Cash flows from investing activities:
  Acquisition of property and equipment                          (193)
  Purchase of short-term investments                             (498)
                                                        --------------
      Net cash used in investing activities                      (691)
                                                        --------------
Cash flows from financing activities:
  Proceeds from issuance of stock, net                             30
  Payment related to issuance of common stock                    (112)
  Payment on loan term debt                                      (250)
                                                        --------------
      Net cash used in financing activities                      (332)
                                                        --------------
Net decrease in cash and cash equivalents                      (4,674)

Cash and cash equivalents at beginning of period               11,562
                                                        --------------
Cash and cash equivalents at end of period               $      6,888
                                                        ==============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                       FIRST VIRTUAL COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. DESCRIPTION OF REORGANIZATION AND SALE OF SUBSTANTIALLY ALL ASSETS

BANKRUPTCY AND REORGANIZATION

On January 20, 2005 First Virtual Communications, Inc. ("FVC") filed Chapter 11 bankruptcy under the United States Bankruptcy Code (the "Bankruptcy Code") on behalf of itself and its wholly owned domestic subsidiary, CUseeMe Networks, Inc. ("CUseeMe") (collectively, the "Company"). The Company has continued limited operations as debtors in possession (the "Debtors") under the jurisdiction of the United States Bankruptcy Court (the "Bankruptcy Court") in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On June 8, 2005, the Bankruptcy Court entered an order, upon an amended joint application filed by the Debtors and the Official Committee of Unsecured Creditors (the "Creditors' Committee"), approving the employment of Gregory Sterling as Chief Restructuring Officer ("CRO") of the Debtors and designating Mr. Sterling as the person responsible for the Debtors as debtors in possession. The Company reported the terms and conditions of Mr. Sterling's employment in its Form 8-K filed with the Securities and Exchange Commission (the "SEC") on May 24, 2005. Mr. Sterling was also designated as the Plan's Liquidating Trustee.

On August 25, 2005, the Company and the Creditors' Committee jointly filed a plan of reorganization and a related disclosure statement with the Bankruptcy Court that were amended on September 21, 2005. On November 14, 2005, the Bankruptcy Court approved the amended reorganization plan (the "Plan"), which was entered on November 29, 2005 (the "Confirmation Order"), and became effective on December 12, 2005 (the "Effective Date").

The purpose of the Plan is to (1) facilitate a merger of FVC with U.S. Dry Cleaning Corporation (i.e. a planned reverse Merger), (2) make payments to creditors of and holders of interests in the Debtors by distributing proceeds received from the sale of the Debtors' assets (i.e. liquidation of substantially all of the Company's assets), any amounts recovered in litigation, and any other property received or recovered by the related Liquidating Trust, and (3) distribute the New Common Stock, as defined, to be issued pursuant to the Merger. The assets described above shall be held by the Liquidating Trustee, who will administer and distribute the assets as specified in the Plan. The Plan is intended to resolve all claims against the Debtors, and all equity interests in the Debtors of whatever character, and whether or not allowed by the Bankruptcy Court pursuant to Section 502 of the Bankruptcy Code.

The Plan calls for U.S. Dry Cleaning Corporation to merge with and into FVC. Upon successful completion of the Merger, the Liquidating Trust will receive 275,698 shares of New Common Stock for the benefit of the beneficiaries of the Liquidating Trust in accordance with the Plan, the Liquidating Trust Agreement, the Confirmation Order and applicable law. Additionally, the Liquidating Trustee will receive 0.75% of common stock in the reorganized debtor, or approximately 63,600 shares of New Common Stock, upon successful completion of the Merger.

As more fully described in the Plan, it is anticipated that the common stock of the Reorganized Debtor, will begin to be publicly traded on the Over-the-Counter Bulletin Board approximately two months following confirmation of the Plan. For purposes of calculating distributions to be made under the Plan, the value of the 275,698 shares of New Common Stock shall be calculated based upon the average closing bid price for a share of stock for the five (5) trading days prior to the close of trading on the sixtieth day following the first day that such stock was traded publicly. The Liquidating Trustee shall not distribute any of the New Common Stock any earlier than the later of (a) the sixtieth day following the first day that such stock was traded publicly, and (b) the date of the initial distribution (other than New Common Stock) to holders of general unsecured claims.

                       FIRST VIRTUAL COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following are certain other significant provisions of the Plan and the Confirmation Order issued by the Bankruptcy Court:

     o All assets and liabilities of FVC and CUseeMe were deemed merged and treated as though they were held and owed, respectively, by a single entity for all purposes related to the Plan including, voting, confirmation, and distribution. No distribution shall be made on account of any intercompany claim. All obligations arising from guarantees or joint or several liability were substantively consolidated, which shall not, other than for purposes of the Plan, affect the legal and corporate structures of the Debtors.

     o    All executory contracts and unexpired leases were deemed rejected.

     o On the Effective Date, all preferred and common stock interests were cancelled and extinguished. It is expected that there will not be any funds available for distribution to holders of such interests.

     o Except as otherwise provided in the Plan, the Company shall, as a reorganized debtor, continue to exist after the Effective Date as a corporate entity, with all the powers of a corporation under applicable law and in the jurisdiction in which it is incorporated and pursuant to its certificate or articles of incorporation and bylaws in effect prior to the Effective Date, provided, however, that as of the Effective Date, the Debtors' property will be deemed to vest in the Liquidating Trust consistent with the terms of the Plan and Liquidating Trust Agreement.

     o Except as otherwise provided in the Plan, all common stock of the reorganized Debtor issued to holders of allowed claims (including common stock to be issued to the CRO), will be issued under the exemption from registration requirements of Section 5 of the Securities Act of 1933, as amended, (and the equivalent state securities laws) provided by Section 1145(a)(1) of the Bankruptcy Code.

     o Except as otherwise provided in the Plan or in any agreement entered into in connection with the Plan, on the Effective Date all mortgages, deeds of trust, liens and any other security interests in or against the property of the Liquidating Trust were fully released and discharged, and all right, title and interest of the holders of such interests, (including any rights to collateral there under) shall remain vested in the Liquidating Trust.

     o Except for professionals employed in the Chapter 11 cases, all requests for payment of administrative expenses must be filed with the Bankruptcy Court and served on certain parties on or before ten days after the Effective Date.

SALE OF ASSETS

On February 28, 2005, following a competitive bidding process conducted under the supervision of the Bankruptcy Court, FVC, with the approval of the Creditors' Committee, accepted the offer of RADvision Ltd. ("RADvision") to purchase substantially all the assets of the Company for $7.15 million in cash plus certain additional consideration, subject to Bankruptcy Court approval. The "Purchase Agreement" consisted of an asset purchase agreement dated February 21, 2005 among FVC, CUseeMe, and RADvision, a letter dated February 28, 2005 from RADvision to the Company setting forth certain terms of RADvision's improved bid, and certain portions of the record of the solicitation conference conducted on February 28, 2005 during which RADvision modified its improved bid. On March 14, 2005, the Bankruptcy Court entered an order ("Sale Order") approving the Purchase Agreement.

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

                       FIRST VIRTUAL COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly; they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, except for the sale of substantially all assets as described above.

These condensed consolidated financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2004 and notes thereto ("December 31, 2004 Financial Statements"), included in the Company's Annual Report on Form 10-KSB filed with the SEC on December 15, 2005.

The accompanying condensed consolidated financial statements for the three months ended March 31, 2004 are presented on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As previously reported in the Company's December 31, 2004 Financial Statements, management determined that liquidation was imminent on December 31, 2004. Accordingly, the condensed consolidated financial statements as of and for the three months ended March 31, 2005 were prepared on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the net realizable values of assets and the settlement amount of liabilities, in accordance with the liquidation basis of accounting.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of FVC and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE

The net realizable value of accounts receivable that was reflected in the Company's December 31, 2004 Financial Statements, totaling $1,681,000, was collected from customers during the three months ended March 31, 2005.

PROPERTY AND EQUIPMENT

Substantially all property and equipment was sold to RADvision in March 2005. The net realizable value of property and equipment that was reflected in the Company's December 31, 2004 Financial Statements, totaling $57,000, was based on the purchase price allocation included in the RADvision Purchase Agreement.

                       FIRST VIRTUAL COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

INTANGIBLE ASSETS

Intangible assets, which were sold to RADvision in March 2005, were recorded at their estimated net realizable value at December 31, 2004 based on the price paid by RADvision as set forth in the purchase price allocation included in the aforementioned Purchase Agreement. Such intangible assets were comprised of technology and distribution networks at values of $3,295,000 and $1,065,000, respectively.

SECURED LIABILITY SETTLEMENTS

Secured liability settlements totaling $4,458,000 were recorded at their estimated net settlement amount at December 31, 2004 and were disbursed to the secured creditors during March 2005 out of the proceeds received from the sale of assets to RADvision under the provisions of the Plan and as directed by the Bankruptcy Court.

ESTIMATED SETTLEMENTS DUE TO UNSECURED CREDITORS

Estimated settlements to unsecured creditors are presented at their estimated settlement amounts and are based on the Liquidating Trustee's estimate of the remaining cash that will be available after disbursement of all other claims with higher priority in accordance with the Plan.

ESTIMATED LIQUIDATION EXPENSES

Estimated liquidation expenses represent the estimated administrative expenses to liquidate the Company and consist primarily of legal and accounting fees.

3.  LITIGATION

As discussed in Note 1 to the Company's December 31, 2004 Financial Statements, the Company became subject to a federal class-action securities lawsuit in late 2004 relating to the decline in the value of its common stock. The case against the Company was withdrawn in early 2005; however, certain former Company officers are still defendants.

Except as otherwise provided in the Plan, the Liquidating Trust Agreement, the related Confirmation Order, or in any other agreement entered into in connection with the Plan, in accordance with section 1123(b) of the Bankruptcy Code, the estate and the Liquidating Trust shall retain and may; enforce, sue on, settle, or compromise (or decline to do any of the foregoing) all causes of action and defenses that the Debtors may hold against any person or entity. The Liquidating Trustee, in consultation with the Creditors' Committee, may pursue such causes of action and defenses, as appropriate, in accordance with the best interests of the estate or its successor(s) who hold such rights. Such causes of action and defenses are not barred or waived (or deemed to be barred or waived) under the doctrine of res judicata or other legal principles. Nothing in the Confirmation Order or in the Plan shall have any preclusive effect on such causes of action or defenses.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, management's discussion and analysis includes certain forward-looking statements including, but not limited to, those related to the growth and strategies, future operating results and financial position as well as economic and market events and trends of the Company. All forward-looking statements made by the Company, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond the control of the Company. Accordingly, the Company's actual results and financial position could differ materially from those expressed or implied in any forward-looking statement as a result of various factors, including without limitation those described in the Company's filings with the Securities and Exchange Commission regarding risks affecting the Company's financial conditions and results of operations.

BANKRUPTCY FILING

On January 20, 2005 First Virtual Communications, Inc. ("FVC") filed Chapter 11 bankruptcy under the United States Bankruptcy Code (the "Bankruptcy Code") on behalf of itself and its wholly owned domestic subsidiary, CUseeMe Networks, Inc. ("CUseeMe") (collectively, the "Company"). The Company has continued limited operations as debtors in possession (the "Debtors") under the jurisdiction of the United States Bankruptcy Court (the "Bankruptcy Court") in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

COURT CONFIRMATION OF THE COMPANY'S PLAN OF REORGANIZATION

On August 25, 2005, the Company and the Official Committee of Unsecured Creditors (the "Creditors' Committee") jointly filed a plan of reorganization and a related disclosure statement with the Bankruptcy Court that were amended on September 21, 2005. On November 14, 2005, the Bankruptcy Court approved the amended reorganization plan (the "Plan"), which was entered on November 29, 2005 (the "Confirmation Order"), and became effective on December 12, 2005 (the "Effective Date").

The purpose of the Plan is to (1) facilitate a merger of FVC with U.S. Dry Cleaning Corporation (i.e. a planned reverse Merger), (2) make payments to creditors of and holders of interests in the Debtors by distributing proceeds received from the sale of the Debtors' assets (i.e. liquidation of substantially all of the Company's assets), any amounts recovered in litigation, and any other property received or recovered by the related Liquidating Trust, and (3) distribute the New Common Stock, as defined, to be issued pursuant to the Merger. The assets described above shall be held by the Liquidating Trustee, who will administer and distribute the assets as specified in the Plan. The Plan is intended to resolve all claims against the Debtors, and all equity interests in the Debtors of whatever character, and whether or not allowed by the Bankruptcy Court pursuant to Section 502 of the Bankruptcy Code.

The Plan calls for U.S. Dry Cleaning Corporation to merge with and into FVC. Upon successful completion of the Merger, the Liquidating Trust will receive 275,698 shares of New Common Stock for the benefit of the beneficiaries of the Liquidating Trust in accordance with the Plan, the Liquidating Trust Agreement, the Confirmation Order and applicable law.

It is anticipated that the common stock of the Reorganized Debtor, will begin to be publicly traded on the Over-the-Counter Bulletin Board approximately two months following confirmation of the Plan. For purposes of calculating distributions to be made under the Plan, the value of the 275,698 shares of New Common Stock shall be calculated based upon the average closing bid price for a share of stock for the five (5) trading days prior to the close of trading on the sixtieth day following the first day that such stock was traded publicly. The Liquidating Trustee shall not distribute any of the New Common Stock any earlier than the later of (a) the sixtieth day following the first day that such stock was traded publicly, and (b) the date of the initial distribution (other than New Common Stock) to holders of general unsecured claims

PAYMENT OF RETAINED PROFESSIONALS IN THE BANKRUPTCY CASE OF THE COMPANY AND ITS SUBSIDIARIES

On June 8, 2005, the Bankruptcy Court entered an order, upon an amended joint application filed by the Debtors and the Creditors' Committee, approving the employment of Gregory Sterling as Chief Restructuring Officer ("CRO") of the Debtors and designating Mr. Sterling as the person responsible for the Debtors as debtors in possession. The Company reported the terms and conditions of Mr. Sterling's employment in its Form 8-K filed with the Securities and Exchange Commission (the "SEC") on May 24, 2005. Mr. Sterling was also designated as the Plan's Liquidating Trustee. Additionally, the Liquidating Trustee will receive 0.75% of common stock in the reorganized debtor, or approximately 63,600 shares of New Common Stock, upon successful completion of the Merger.

CRITICAL ACCOUNTING ESTIMATES

In connection with the adoption of the Plan, the liquidation of substantially all assets, and the planned reverse merger, we adopted the liquidation basis of accounting effective December 31, 2004, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. The preparation of consolidated financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net liabilities in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for the estimated settlements to secured and unsecured creditors, estimated costs to be incurred during liquidation, and estimated net realizable values of assets, including accounts receivable, intangible assets, and property and equipment, have the greatest potential impact on our consolidated financial statements, so we consider these estimates to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies.

Estimated Settlement Costs
--------------------------

Secured liability settlements totaling $4,458,000 were recorded at their estimated net settlement amount at December 31, 2004 and were disbursed to the secured creditors during March 2005 out of the proceeds received from the sale of assets to RADVision under the provisions of the Plan and as directed by the Bankruptcy Court. Therefore, estimated settlement costs to secured creditors were estimated at zero at March 31, 2005. Estimated settlements to unsecured creditors are presented at their estimated settlement amounts and are based on the Liquidating Trustee's estimate of the remaining cash that will be available after disbursement of all other claims with higher priority in accordance with the Plan

Estimated Liquidation Expenses
------------------------------

Under the liquidation basis of accounting, we accrue for the remaining estimated costs to be incurred during liquidation, including compensation, fees of professional service providers and miscellaneous other costs. Such costs were estimated at $2.670 million at March 31, 2005. Our estimates are based on actual expenses incurred to liquidate the Company in 2005 plus additional estimates to complete the reverse merger and wind of the affairs of the Plan. If there are delays, or we are not successful in achieving these objectives, actual costs incurred during liquidation may increase, reducing any assets that may be available in liquidation.

Estimated Net Realizable Value of Accounts Receivable
-----------------------------------------------------

The net realizable value of accounts receivable that was recorded at December 31, 2004, totaling $1,681,000, was collected from customers during the three months ended March 31, 2005. Therefore, we estimated the net realizable value of accounts receivable at March 31, 2005 to be zero.

Estimated Net Realizable Value of Intangible Assets
---------------------------------------------------

Intangible assets, which were sold to RADvision in March 2005, were recorded at their estimated net realizable value at December 31, 2004 based on the price paid by RADvision as set forth in the purchase price allocation included in the related Purchase Agreement. Such intangible assets were comprised of technology and distribution networks at values of $3,295,000 and $1,065,000, respectively. Since substantially all of the assets were sold in March 2005, we estimate the net realizable value to be zero at March 31, 2005.

Estimated Net Realizable Value of Property and Equipment
--------------------------------------------------------

Substantially all property and equipment was sold to RADvision in March 2005. The net realizable value of property and equipment recorded at December 31, 2004, totaling $57,000, was based on the purchase price allocation included in the RADvision Purchase Agreement. Since substantially all of the assets were sold in March 2005, we estimate the net realizable value to be zero at March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As previously mentioned, the Company is operating as a debtor-in-possession under the provisions of Chapter 11 of the Bankruptcy Code. Our primary objective is to complete the reverse merger with U.S. Dry Cleaning Corporation and to wind-up the affairs of the Chapter 11 Bankruptcy.

On February 28, 2005, following a competitive bidding process conducted under the supervision of the Bankruptcy Court, FVC, with the approval of the Creditors' Committee, accepted the offer of RADvision Ltd. ("RADvision") to purchase substantially all the assets of the Company for $7.15 million in cash plus certain additional consideration, subject to Bankruptcy Court approval. On March 14, 2005, the Bankruptcy Court entered an order ("Sale Order") approving the Purchase Agreement.

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

At March 31, 2005, we estimate that there are $2.670 million of remaining liquidation costs, and $500,000 of remaining cash to be distributed as settlements to unsecured creditors. Estimated liquidation expenses decreased by $0.434 million from $3.104 million at December 31, 2004 due to net cash disbursements (not including secured creditor payments) during the quarter ended March 31, 2005.

Net liabilities in liquidation decreased to $(0.483) million at March 31, 2005 from $(1.304) million at December 31, 2004. This decrease is due to the sale of substantially all assets to RADvision and represents the net effect of liquidating the assets for cash, but not being able to pay all outstanding creditors at the time of sale due to priorities imposed by the Bankruptcy Code and Court. Additionally, the estimated liquidation expenses reduction as described above contributed to the net decrease in net liabilities in liquidation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005

The Company's operations have been substantially suspended with the filing of Chapter 11 bankruptcy on January 20, 2005, so the Company is no longer engaged in the conduct of business and now operates for the sole purpose of holding and liquidating its assets and completing the reverse merger with U.S. Dry Cleaning Corporation as described above. A comparison of the results of operations between fiscal periods would not be helpful to investors due to the Chapter 11 filing.

As mentioned above, the Company completed a sale of substantially all their assets to RADvision for $7.15 million in cash and assumption of certain liabilities on March 15, 2005. A substantial portion of the proceeds were used to pay all of the Company's outstanding secured indebtedness and other obligations which left a cash balance of $2.687 million as of March 31, 2005.

Pre-petition unsecured liabilities whose disposition may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 case have been segregated and classified as estimated settlements to unsecured creditors in the accompanying March 31, 2005 condensed consolidated statement of net liabilities in liquidation.

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

During the fourth quarter of 2004, substantially all personnel resigned or were terminated thereby leaving significant deficiencies in internal control over financial reporting. The CFO and Controller left the Company in November 2004, but did return as consultants to assist with the closing of the financial statements for the year ended December 31, 2004. There were no changes in internal control over financial reporting during the quarter ended March 31, 2005 that affected or were reasonably likely to affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company became subject to a federal class-action securities lawsuit in late 2004 related to the decline in the value of its common stock. The case against the Company was withdrawn in early 2005; however, the officers are still defendants.

Except as otherwise provided in the Plan, the Liquidating Trust Agreement, the Confirmation Order, or in any other agreement entered into in connection with the Plan, in accordance with section 1123(b) of the Bankruptcy Code, the estate and the Liquidating Trust shall retain and may; enforce, sue on, settle, or compromise (or decline to do any of the foregoing) all causes of action and defenses that the Debtors may hold against any person or entity. The Liquidating Trustee, in consultation with the Creditors' Committee, may pursue such causes of action and defenses, as appropriate, in accordance with the best interests of the estate or its successor(s) who hold such rights. Such causes of action and defenses are not barred or waived (or deemed to be barred or waived) under the doctrine of res judicata or other legal principles. Nothing in the Confirmation Order or in the Plan shall have any preclusive effect on such causes of action or defenses.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit
  No.                            Description of Document
-------   ----------------------------------------------------------------------

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

FIRST VIRTUAL COMMUNICATIONS, INC.

By:  /s/ GREGORY STERLING                       Date: December 23, 2005
     ----------------------------
     Gregory Sterling
     Chief Restructuring Officer
     (Duly Authorized Officer and
     Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
  No.                         Description of Document
-------   ----------------------------------------------------------------------

31.1 Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002