Form 10QSB
period 2005-06-30
FIRST VIRTUAL COMMUNICATIONS INC
filed 2005-12-23
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended: June 30, 2005

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

   Item 5.     Other Information ............................................. 6

   Item 6.     Exhibits ...................................................... 6

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

   Condensed Consolidated Statement of Net Liabilities in Liquidation
        at June 30, 2005 ................................................... F-1

   Condensed Consolidated Statements of Changes in Net Liabilities
        in Liquidation for the three and six months ended June 30, 2005 .... F-2

   Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004, Going Concern Basis ................ F-3

   Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2004, Going Concern Basis ........................... F-4

   Notes to Condensed Consolidated Financial Statements .................... F-5

                       FIRST VIRTUAL COMMUNICATIONS, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF
                         NET LIABILITIES IN LIQUIDATION
                                  JUNE 30, 2005
                                   (Unaudited)
                             (Amounts in thousands)


                       ASSETS

    Cash and cash equivalents                                   $    1,855

                                                               ------------
    Total assets in liquidation                                 $    1,855
                                                               ============

                     LIABILITIES

    Estimated settlements to unsecured creditors                $      500
    Estimated liquidation expenses                                   1,762

                                                               ------------
    Total liabilities in liquidation                                 2,262
                                                               ------------

    Net liabilities in liquidation                              $     (407)
                                                               ============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.


                       FIRST VIRTUAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                         NET LIABILITIES IN LIQUIDATION
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
                                   (Unaudited)
                             (Amounts in thousands)

                                                               -------------     -------------
                                                                Three Months      Six Months
                                                                   Ended             Ended
                                                               June 30, 2005     June 30, 2005
                                                               -------------     -------------

Changes in net liabilities in liquidation:

    Cash and cash equivalents                                   $      (832)      $     1,195
    Accounts receivable                                                  --            (1,681)
    Property and equipment                                               --               (57)
    Intangible assets                                                    --            (4,360)
    Secured liability settlements                                        --             4,458
    Estimated liquidation expenses                                      908             1,342
                                                               -------------     -------------
    Decrease in net liabilities in liquidation                           76               897

    Net liabilities in liquidation at beginning of period              (483)           (1,304)
                                                               -------------     -------------

    Net liabilities in liquidation at end of period             $      (407)      $      (407)
                                                               =============     =============


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.


                       FIRST VIRTUAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004
                               GOING CONCERN BASIS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)
                                                                  --------------   -------------
                                                                   Three Months     Six Months
                                                                       Ended           Ended
                                                                  June 30, 2004    June 30, 2004
                                                                  --------------   -------------

Revenue
      Software                                                     $      2,776     $     4,797
      Product                                                               109             193
      Support service                                                     1,450           3,015
                                                                  --------------   -------------
           Total revenue                                                  4,335           8,005

Cost of sales
      Software                                                               86             150
      Product                                                                --              --
      Support service                                                       521           1,109
                                                                  --------------   -------------
           Total cost of sales                                              607           1,259
                                                                  --------------   -------------
Gross profit                                                              3,728           6,746
                                                                  --------------   -------------

Operating expense
      Research and development                                            1,800           3,819
      Sales and marketing                                                 2,673           5,748
      General and administrative                                          1,513           3,017
      Restructuring and other non-recurring charges                       2,235           2,935
                                                                  --------------   -------------
           Total operating expense                                        8,221          15,519
                                                                  --------------   -------------
Operating loss                                                           (4,493)         (8,773)
Other expense, net                                                          (35)            (53)
                                                                  --------------   -------------
Net loss                                                           $     (4,528)    $    (8,826)
                                                                  ==============   =============
Basic and diluted net loss per share                               $      (0.28)    $     (0.57)
                                                                  ==============   =============
Shares used in computing basic and diluted net loss per share            16,106          15,427
                                                                  ==============   =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       FIRST VIRTUAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                               GOING CONCERN BASIS
                                   (Unaudited)
                             (Amounts in thousands)


Cash flows from operating activities:
  Net loss                                              $     (8,826)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
  Depreciation and amortization                                  667
  Provision for returns and doubtful accounts                   (130)
  Other                                                          (72)
  Changes in operating assets and liabilities:
    Accounts receivable                                        1,804
    Prepaid expenses and other assets                         (1,023)
    Accounts payable                                             519
    Accrued liabilities                                        1,463
    Deferred revenue                                          (1,172)
                                                       --------------
      Net cash used in operating activities                   (6,770)
                                                       --------------
Cash flows from investing activities:
  Acquisition of property and equipment                         (278)
  Sale of short-term investments                                 504
                                                       --------------
      Net cash provided by investing activities                  226
                                                       --------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net                  3,705
  Payment related to issuance of common stock                   (128)
  Proceeds from drawdown of term loan                            917
  Payment on loan term debt                                     (417)
                                                       --------------
      Net cash provided by financing activities                4,077
                                                       --------------
Net decrease in cash and cash equivalents                     (2,467)

Cash and cash equivalents at beginning of period              11,562
                                                       --------------
Cash and cash equivalents at end of period              $      9,095
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

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2004 are presented on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As previously reported in the Company's December 31, 2004 Financial Statements, management determined that liquidation was imminent on December 31, 2004. Accordingly, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 were prepared on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

ACCOUNTS RECEIVABLE

The net realizable value of accounts receivable that was reflected in the Company's December 31, 2004 Financial Statements, totaling $1,681,000, was collected from customers during the first quarter of 2005.

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

Estimated Settlement Costs
--------------------------

Secured liability settlements totaling $4,458,000 were recorded at their estimated net settlement amount at December 31, 2004 and were disbursed to the secured creditors during March 2005 out of the proceeds received from the sale of assets to RADVision under the provisions of the Plan and as directed by the Bankruptcy Court. Therefore, estimated settlement costs to secured creditors were estimated at zero at June 30, 2005. Estimated settlements to unsecured creditors are presented at their estimated settlement amounts and are based on the Liquidating Trustee's estimate of the remaining cash that will be available after disbursement of all other claims with higher priority in accordance with the Plan

Estimated Liquidation Expenses
------------------------------

Under the liquidation basis of accounting, we accrue for the remaining estimated costs to be incurred during liquidation, including compensation, fees of professional service providers and miscellaneous other costs. Such costs were estimated at $1.762 million at June 30, 2005. Our estimates are based on actual expenses incurred to liquidate the Company in 2005 plus additional estimates to complete the reverse merger and wind of the affairs of the Plan. If there are delays, or we are not successful in achieving these objectives, actual costs incurred during liquidation may increase, reducing any assets that may be available in liquidation.

Estimated Net Realizable Value of Accounts Receivable
-----------------------------------------------------

The net realizable value of accounts receivable that was recorded at December 31, 2004, totaling $1,681,000; was collected from customers during the first quarter of 2005. Therefore, we estimated the net realizable value of accounts receivable at June 30, 2005 to be zero.

Estimated Net Realizable Value of Intangible Assets
---------------------------------------------------

Intangible assets, which were sold to RADvision in March 2005, were recorded at their estimated net realizable value at December 31, 2004 based on the price paid by RADvision as set forth in the purchase price allocation included in the related Purchase Agreement. Such intangible assets were comprised of technology and distribution networks at values of $3,295,000 and $1,065,000, respectively. Since substantially all of the assets were sold in March 2005, we estimate the net realizable value to be zero at June 30, 2005.

Estimated Net Realizable Value of Property and Equipment
--------------------------------------------------------

Substantially all property and equipment was sold to RADvision in March 2005. The net realizable value of property and equipment recorded at December 31, 2004, totaling $57,000, was based on the purchase price allocation included in the RADvision Purchase Agreement. Since substantially all of the assets were sold in March 2005, we estimate the net realizable value to be zero at June 30, 2005.

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

At June 30, 2005, we estimate that there are $1.762 million of remaining liquidation costs, and $500,000 of remaining cash to be distributed as settlements to unsecured creditors. Estimated liquidation expenses decreased by $1.342 million from $3.104 million at December 31, 2004 due to net cash disbursements (not including secured creditor payments) during the six months ended June 30, 2005.

Net liabilities in liquidation decreased to $(0.407) million at June 30, 2005 from $(1.304) million at December 31, 2004. This decrease is due to the sale of substantially all assets to RADvision and represents the net effect of liquidating the assets for cash, but not being able to pay all outstanding creditors at the time of sale due to priorities imposed by the Bankruptcy Code and Court. Additionally, the estimated liquidation expenses reduction as described above contributed to the net decrease in net liabilities in liquidation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005

Estimated liquidation expenses decreased by $0.908 million from $2.670 million at March 31, 2005 due to net cash disbursements for administrative liquidation costs during the three months ended June 30, 2005 which reduced the estimated remaining administrative costs necessary to complete the liquidation of the business.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005

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

As mentioned above, the Company completed a sale of substantially all their assets to RADvision for $7.15 million in cash and assumption of certain liabilities on March 15, 2005. A substantial portion of the proceeds were used to pay all of the Company's outstanding secured indebtedness, totaling $4.458 million, and other obligations.

Estimated liquidation expenses decreased by $1.342 million from $3.104 million at December 31, 2004 due to net cash disbursements for administrative liquidation costs, offset by an increase in the estimated costs to liquidate the business, which reduced the estimated remaining administrative costs necessary to complete the liquidation of the business.

Pre-petition unsecured liabilities whose disposition may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 case have been segregated and classified as estimated settlements to unsecured creditors in the accompanying June 30, 2005 condensed consolidated statement of net liabilities in liquidation.

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

During the fourth quarter of 2004, substantially all personnel resigned or were terminated thereby leaving significant deficiencies in internal control over financial reporting. The CFO and Controller left the Company in November 2004, but did return as consultants to assist with the closing of the financial statements for the year ended December 31, 2004. Other than the appointment of the Chief Restructuring Officer in June, 2005, there were no changes in internal control over financial reporting during the quarter ended June 30, 2005 that affected or were reasonably likely to affect our internal control over financial reporting.

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