Form 10QSB
period 2005-09-30
FIRST VIRTUAL COMMUNICATIONS INC
filed 2005-12-23
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-23305

                       FIRST VIRTUAL COMMUNICATIONS, INC.
                       ----------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                     DELAWARE                                77-0357037
                     --------                                ----------
         (State or Other Jurisdiction of                  (I.R.S. Employer
          Incorporation or Organization)                 Identification No.)

        303 TWIN DOLPHIN DRIVE, SUITE 600
                 REDWOOD CITY, CA                              94065
                 ----------------                              -----
     (Address of Principal Executive Offices)                (Zip Code)

                                 (650) 801-6500
                                  -------------
              (Registrant's Telephone Number, Including Area Code)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

                                                                            Page

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements ............................................. 1

Item 2.    Management's Discussion and Analysis ............................. 2

Item 3.    Controls and Procedures .......................................... 5

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ................................................ 6

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ...... 6

Item 3.    Defaults upon Senior Securities .................................. 6

Item 4.    Submission of Matters to a Vote of Security Holders .............. 6

Item 5.    Other Information ................................................ 6

Item 6.    Exhibits ......................................................... 6

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Statement of Net Liabilities in Liquidation
     at September 30, 2005 ................................................. F-1

Condensed Consolidated Statements of Changes in Net Liabilities in Liquidation for the three and nine months ended September 30, 2005.. F-2

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004, Going Concern Basis ..............F-3

Condensed Consolidated Statement of Cash Flow for the nine months ended September 30, 2004, Going Concern Basis ......................... F-4

Notes to Condensed Consolidated Financial Statements ....................... F-5

--------------------------------------------------------------------------------
                       FIRST VIRTUAL COMMUNICATIONS, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF
                         NET LIABILITIES IN LIQUIDATION
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                               ASSETS

Cash and cash equivalents                                               $ 1,701
                                                                        -------
Total assets in liquidation                                             $ 1,701
                                                                        =======

                             LIABILITIES

Estimated settlements to unsecured creditors                            $   500
Estimated liquidation expenses                                            1,573
                                                                        -------
Total liabilities in liquidation                                          2,073
                                                                        -------
Net liabilities in liquidation                                          $  (372)
                                                                        =======

--------------------------------------------------------------------------------
         The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                       FIRST VIRTUAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                         NET LIABILITIES IN LIQUIDATION
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (Unaudited)
                             (Amounts in thousands)
--------------------------------------------------------------------------------

                                                         Three Months Ended         Nine Months Ended
                                                         September 30, 2005        September 30, 2005
                                                         ------------------        ------------------
Changes in net liabilities in liquidation:

Cash and cash equivalents                                    $  (154)                   $ 1,041
Accounts receivable                                               --                     (1,681)
Property and equipment                                            --                        (57)
Intangible assets                                                 --                     (4,360)
Secured liability settlements                                     --                      4,458
Estimated liquidation expenses                                   189                      1,531
                                                             -------                    -------
Decrease in net liabilities in liquidation                        35                        932
Net liabilities in liquidation at beginning of period           (407)                    (1,304)
                                                             -------                    -------
Net liabilities in liquidation at end of period              $  (372)                   $  (372)
                                                             =======                    =======

--------------------------------------------------------------------------------
         The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                       FIRST VIRTUAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
                               GOING CONCERN BASIS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)
--------------------------------------------------------------------------------

                                                     Three Months Ended        Nine Months Ended
                                                     September 30, 2004        September 30, 2004
                                                     ------------------        ------------------
Revenue
      Software                                           $    994                    $  5,791
      Product                                                  --                         193
      Support service                                       1,469                       4,484
                                                         --------                    --------
           Total revenue                                    2,463                      10,468

Cost of sales
      Software                                                 28                         178
      Product                                                  --                          --
      Support service                                         444                       1,553
                                                         --------                    --------
           Total cost of sales                                472                       1,731
                                                         --------                    --------
Gross profit                                                1,991                       8,737
                                                         --------                    --------
Operating expense
      Research and development                              1,557                       5,376
      Sales and marketing                                   2,294                       8,042
      General and administrative                            1,507                       4,524
      Restructuring and other non-recurring charges         1,857                       4,792
                                                         --------                    --------
           Total operating expense                          7,215                      22,734
                                                         --------                    --------
Operating loss                                             (5,224)                    (13,997)
Other Income, net                                             248                         195
                                                         --------                    --------
Net loss                                                 $ (4,976)                   $(13,802)
                                                         ========                    ========
Basic and diluted net loss per share                     $  (0.31)                   $  (0.87)
                                                         ========                    ========
Shares used in computing basic and diluted net
   loss per share                                          16,106                      15,783
                                                         ========                    ========

--------------------------------------------------------------------------------
         The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                       FIRST VIRTUAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                               GOING CONCERN BASIS
                                   (Unaudited)
                             (Amounts in thousands)
--------------------------------------------------------------------------------

Cash flows from operating activities:
    Net loss                                                       $(13,802)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
    Depreciation and amortization                                       901
    Provision for returns and doubtful accounts                         (23)
    Other                                                               (76)
    Changes in operating assets and liabilities:
       Accounts receivable                                              140
       Prepaid expenses and other assets                               (538)
       Accounts payable                                                 122
       Accrued liabilities                                            1,129
       Deferred revenue                                                (668)
                                                                   --------
         Net cash used in operating activities                      (12,815)
                                                                   --------
    Cash flows from investing activities:
       Acquisition of property and equipment                           (404)
       Sale of short-term investments                                   507
                                                                   --------
    Net cash provided by investing activities                           103
                                                                   --------
    Cash flows from financing activities:
       Proceeds from issuance of common stock, net                    3,705
       Payment related to issuance of common stock                     (128)
       Proceeds from drawdown of term loan                              917
       Payment on loan term debt                                       (917)
                                                                   --------
    Net cash provided by financing activities                         3,577
                                                                   --------
    Net decrease in cash and cash equivalents                        (9,135)
    Cash and cash equivalents at beginning of period                 11,562
                                                                   --------
    Cash and cash equivalents at end of period                     $  2,427
                                                                   ========

--------------------------------------------------------------------------------
         The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                       FIRST VIRTUAL COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                       FIRST VIRTUAL COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                       FIRST VIRTUAL COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2004 are presented on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As previously reported in the Company's December 31, 2004 Financial Statements, management determined that liquidation was imminent on December 31, 2004. Accordingly, the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 were prepared on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                       FIRST VIRTUAL COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

Estimated Settlement Costs
--------------------------

Secured liability settlements totaling $4,458,000 were recorded at their estimated net settlement amount at December 31, 2004 and were disbursed to the secured creditors during March 2005 out of the proceeds received from the sale of assets to RADVision under the provisions of the Plan and as directed by the Bankruptcy Court. Therefore, estimated settlement costs to secured creditors were estimated at zero at September 30, 2005. Estimated settlements to unsecured creditors are presented at their estimated settlement amounts and are based on the Liquidating Trustee's estimate of the remaining cash that will be available after disbursement of all other claims with higher priority in accordance with the Plan ESTIMATED LIQUIDATION EXPENSES Under the liquidation basis of accounting, we accrue for the remaining estimated costs to be incurred during liquidation, including compensation, fees of professional service providers and miscellaneous other costs. Such costs were estimated at $1.573 million at
September 30, 2005. Our estimates are based on actual expenses incurred to liquidate the Company in 2005 plus additional estimates to complete the reverse merger and wind of the affairs of the Plan. If there are delays, or we are not successful in achieving these objectives, actual costs incurred during liquidation may increase, reducing any assets that may be available in liquidation. ESTIMATED NET REALIZABLE VALUE OF ACCOUNTS RECEIVABLE

The net realizable value of accounts receivable that was recorded at December 31, 2004, totaling $1,681,000; was collected from customers during the first quarter of 2005. Therefore, we estimated the net realizable value of accounts receivable at September 30, 2005 to be zero.

Estimated Net Realizable Value of Intangible Assets
---------------------------------------------------

Intangible assets, which were sold to RADvision in March 2005, were recorded at their estimated net realizable value at December 31, 2004 based on the price paid by RADvision as set forth in the purchase price allocation included in the related Purchase Agreement. Such intangible assets were comprised of technology and distribution networks at values of $3,295,000 and $1,065,000, respectively. Since substantially all of the assets were sold in March 2005, we estimate the net realizable value to be zero at September 30, 2005.

Estimated Net Realizable Value of Property and Equipment
--------------------------------------------------------

Substantially all property and equipment was sold to RADvision in March 2005. The net realizable value of property and equipment recorded at December 31, 2004, totaling $57,000, was based on the purchase price allocation included in the RADvision Purchase Agreement. Since substantially all of the assets were sold in March 2005, we estimate the net realizable value to be zero at September 30, 2005.

Liquidity and Capital Resources
-------------------------------

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

At September 30, 2005, we estimate that there are $1.573 million of remaining liquidation costs, and $500,000 of remaining cash to be distributed as settlements to unsecured creditors. Estimated liquidation expenses decreased by $1.531 million from $3.104 million at December 31, 2004 due to net cash disbursements (not including secured creditor payments) during the nine months ended September 30, 2005.

Net liabilities in liquidation decreased to $(0.372) million at September 30, 2005 from $(1.304) million at December 31, 2004. This decrease is due to the sale of substantially all assets to RADvision and represents the net effect of liquidating the assets for cash, but not being able to pay all outstanding creditors at the time of sale due to priorities imposed by the Bankruptcy Code and Court. Additionally, the estimated liquidation expenses reduction as described above contributed to the net decrease in net liabilities in liquidation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Estimated liquidation expenses decreased by $0.189 million from $1.762 million at June 30, 2005 due to net cash disbursements for administrative liquidation costs during the three months ended June 30, 2005 which reduced the estimated remaining administrative costs necessary to complete the liquidation of the business.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005

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

Estimated liquidation expenses decreased by $1.531 million from $3.104 million at December 31, 2004 due to net cash disbursements for administrative liquidation costs, offset by an increase in the estimated costs to liquidate the business, which reduced the estimated remaining administrative costs necessary to complete the liquidation of the business.

Pre-petition unsecured liabilities whose disposition may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 case have been segregated and classified as estimated settlements to unsecured creditors in the accompanying September 30, 2005 condensed consolidated statement of net liabilities in liquidation.

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

During the fourth quarter of 2004, substantially all personnel resigned or were terminated thereby leaving significant deficiencies in internal control over financial reporting. The CFO and Controller left the Company in November 2004, but did return as consultants to assist with the closing of the financial statements for the year ended December 31, 2004. There were no changes in internal control over financial reporting during the quarter ended September 30, 2005 that affected or were reasonably likely to affect our internal control over financial reporting.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

None.


ITEM 6.    EXHIBITS

Exhibit

No.                                 Description of Document
----              --------------------------------------------------------------
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

FIRST VIRTUAL COMMUNICATIONS, INC.

By:        /s/ GREGORY STERLING                         Date:  December 23, 2005
           ---------------------------------
           Gregory Sterling
           Chief Restructuring Officer
           (Duly Authorized Officer and
           Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit

No.                                  Description of Document
----              --------------------------------------------------------------
31.1              Certification  Pursuant to Rule 15d-14 of the  Securities  and
                  Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002