Form 10QSB
period 2005-12-31
US DRY CLEANING CORP
filed 2006-10-26
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2005

US DRY CLEANING CORPORATION
(Exact name of registrant as specified in its chapter)

Delaware	000-23305	77-0357037
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

125 E. Tahquitz Canyon, Suite 203 Palm Springs, CA 92262
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (706) 322-7447

(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒Yes  ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐Yes ☒No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,390,274 common shares as of October 13, 2006.

Transitional Small Business Disclosure Format (check one): ☐Yes ☒ No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Condensed Consolidated Balance Sheet as of December 31, 2005	F-1
(b)	Unaudited Condensed Consolidated Statement of Operations for the three month period ended December 31, 2005	F-2
(c)	Unaudited Condensed Consolidated Statement of Cash Flows for the three month period ended December 31, 2005	F-3
(d)	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

Page1

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005
(UNAUDITED)

ASSETS
Current Assets
Cash	$773,547
Accounts receivable, net	643,192
Deferred financing costs, net	374,200
Prepaid expenses and other current assets	186,134
Total Current Assets	1,977,073
Property and Equipment, net	703,814
Other Assets
Notes receivable	125,000
Goodwill	5,004,699
Intangible assets	425,092
Total Other Assets	5,554,791
Total Assets	$8,235,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$809,342
Accrued expenses	417,969
Liquidated damages	213,750
Capital lease obligation	87,665
Notes payable	352,839
Related party notes payable	154,894
Convertible notes payable, net of discount of $164,913	3,248,087
Related party convertible notes payable	420,000
Deferred tax liability	34,000
Total Current Liabilities	5,738,546
Long Term Liabilities
Capital lease obligation, net of current	128,691
Notes payable, net of current	232,369
Related party notes payable, net of current	15,487
Convertible notes payable, net of current	200,000
Deferred tax liability, net of current	147,000
Total Long Term Liabilities	723,547
Total Liabilities	6,462,093

Stockholders' Equity
Convertible Preferred Stock; par value $0.001 per share;	1,200
20,000,000 authorized shares;
1,200,000 shares issued and outstanding; liquidation preference of $2.40 per share
Common stock; par value $0.001 per share;	9,540
100,000,000 authorized shares;
9,539,780 shares issued and outstanding
Additional paid-in capital	4,017,954
Accumulated deficit	(2,255,109)
Total Stockholders' Equity	1,773,585
Total Liabilities and Stockholders' Equity	$8,235,678

See accompanying notes to financial statements.
F-1

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)

Net Sales	$1,440,741

Cost of Sales	(800,381)

Gross Profit	640,360

Operating Expenses
Delivery expenses	136,964
Store expenses	310,185
Selling expenses	135,377
Administrative expenses	327,040
Professional fees	599,353
Depreciation and amortization expense	59,990
Total Operating Expenses	1,568,909

Operating Loss	(928,549)

Other Income (Expense)	(373,883)

Net (Loss)	$(1,302,432)

Basic and diluted loss per common share	$(0.15)

Basic and diluted weighted average number
of common shares outstanding	8,896,302

See accompanying notes to financial statements.
F-2

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,302,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,990
Amortization of deferred financing costs	75,087
Bad debt expense	6,000
Common stock compensation	12,080
Amortization of debt discounts	33,200
Changes in operating assets and liabilities:
Accounts receivable	(151,429)
Prepaid expenses and other current assets	108,741
Accounts payable and accrued expenses	347,622
Liquidated damages	213,750
Net cash used in operating activities	(597,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(65,652)
Net cash used in investing activities	(65,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	39,869
Repayments on notes payable	(145,391)
Repayments on related party notes payable	(12,347)
Proceeds from issuance of convertible notes payable	858,000
Proceeds from issuance of related party convertible notes payable	220,000
Deferred financing costs	(199,998)
Repayments on capital lease obligations	(29,256)
Net cash provided by financing activities	730,877

Net increase in cash	67,834
Cash at beginning of period	705,713
Cash at end of period	$773,547

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on convertible notes issued with common stock	$198,113
Reclassification for change in par value of common and preferred stock	$2,871,879

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)
1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Merger

US Dry Cleaning Corporation (“USDC”) is a Delaware corporation that was formed on July 19, 2005, and, on December 30, 2005, completed a “reverse merger” with a “shell company,” as that term is defined in Rule 12b-2 of the General Rules and Regulations promulgated by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. On August 9, 2005, USDC purchased 100% of the outstanding common stock and membership units of Steam Press Holdings, Inc. (“Steam Press”), and Coachella Valley Retail, LLC (“CVR”), respectively, in stock-for-stock type exchanges. USDC, Steam Press, and CVR are hereinafter collectively referred to as the “Company.”

Steam Press owns 100% of Enivel, Inc. (“Enivel”), which does business as Young Laundry & Dry Cleaning (“Young”) in Honolulu, Hawaii. Young was founded in 1902 and operates 13 retail laundry and dry cleaning stores, in addition to providing hotel and other commercial laundry and dry cleaning services. CVR was founded in 2004 and operates five retail laundry and dry cleaning stores under several names in the Palm Springs, California, area.

At July 19, 2005, upon formation, USDC issued approximately 3,875,000 shares of common stock to certain entities and individuals as “founders” stock at par value.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's audited financial statements on Form 8-K for the fiscal year ended September 30, 2005, and the ten month period ended July 31, 2005 filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's financial position as of December 31, 2005, and the results of operations and cash flows for the interim period presented have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the interim period presented are not necessarily indicative of the results for the full year.

Liquidity and Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2005 the Company had an accumulated deficit of approximately $2,255,000 and had recurring losses from operations and net cash used in operating activities of approximately $597,000 for the three months ended December 31, 2005. The Company’s business plan calls for various business acquisitions which will require substantial capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing transactions and facilitate such fund raising efforts by registering shares of its common stock with the SEC as a public company. However, such financing transactions may be insufficient to fund its planned acquisitions, capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2006.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED DECEMBER 31, 2005
(UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS (continued)

Liquidity and Going Concern Considerations (continued)

Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. The consolidated financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of USDC and its wholly-owned subsidiaries Steam Press and CVR. The accompanying condensed consolidated statements of operations and cash flows reflect the post-acquisition operations of Steam Press and CVR from October 1, 2005 through December 31, 2005. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management, include the realization of long-lived assets, valuation of goodwill, valuation allowances on deferred tax assets, and allowance for doubtful accounts. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Concentrations of Credit Risk

The Company currently maintains substantially all of its day-to-day operating cash with several major financial institutions. At times, cash balances may be in excess of amounts insured by the Federal Deposit Insurance Corporation.

The Company’s accounts receivable result primarily from laundry and dry cleaning services rendered to hotels and other commercial customers. The Company extends credit to its commercial customers based upon evaluation of each customer’s financial condition and credit history. The Company generally does not require collateral from hotel customers.

Allowance for Doubtful Accounts

The Company performs periodic reviews of collectibility and provides an allowance for doubtful accounts receivable as management deems necessary. Management considers historical and industry trends in establishing such allowance. Management considers the allowance for doubtful accounts as of December 31, 2005 of approximately $32,000 to be adequate to provide for losses, which could be sustained in the realization of these accounts. Although the Company expects to collect net amounts due, actual collections may differ from these estimated amounts.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt using the straight-line method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the three months ended December 31, 2005, the Company recorded approximately $200,000 of finance charges in relation to deferred financing costs.

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not significantly improve the useful life of the asset are expensed when incurred. Depreciation is provided over the estimated useful lives of the assets, which range from five to seven years, using accelerated methods. Amortization of equipment under capital leases is provided for using the straight-line method over the lease term or the estimated useful life of the underlying asset, whichever is shorter. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the improvements or the lease term.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Other Intangible Assets," addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. The Company’s identifiable intangible assets consist of customer relationships and the “Young Laundry & Dry Cleaning” trademark in the respective amounts of approximately $101,000 and $321,000 as of December 31, 2005. Customer relationship and the trademark are amortized using the straight-line method over the weighted average lives of four years and ten years, respectively. Management considers the straight-line method to be appropriate for customer relationships due to the longevity of the relationships.

Long-Lived Assets

The Company follows SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. During the reporting period presented, management has determined that there were no new indicators requiring review for impairment. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Business Combinations

SFAS No. 141, "Business Combinations," eliminated the pooling of interest method of accounting for business combinations and requires that all business combinations be accounted for using the purchase method.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition”, (“SAB 104”). SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) pervasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. The Company recognizes revenue on retail laundry and dry cleaning services when the services are deemed to have been provided.  For “walk-in and pickup-and-delivery” type retail customers the order is deemed to have been completed when the work-order ticket is created and the sale and related account receivable are recorded. For commercial customers, the sale is not recorded until the Company delivers the cleaned garments back to the commercial customer. Generally, the Company delivers the cleaned garments back to commercial customers the same day they are dropped off (same-day service).  Sales are reflected in the accompanying financial statements net of  “Returns and Allowances” which are reflected as a reduction of sales.

Advertising

The Company expenses the cost of advertising when incurred. Advertising costs approximated $36,000 for the three months ended December 31, 2005.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value, if reasonably obtainable, of the Company’s financial instruments. Management believes that the carrying amounts of the Company’s significant financial instruments including cash, trade accounts receivable, notes receivable, accounts payable and accrued liabilities, and convertible notes payable approximate their fair value as of December 31, 2005 based on either market rates or their relatively short term nature. Management believes that the carrying amounts of the Company’s notes payable approximate their fair value as of December 31, 2005, as the related interest rates are comparable to the current prevailing market interest rates for such convertible notes payable.

In the opinion of management, the fair value of payables to related parties cannot be estimated without incurring excessive costs; for that reason, the Company has not provided such disclosure. Other information about related party liabilities (such as the carrying amount, the interest rate, and the maturity date) is provided elsewhere in these notes to the condensed consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition. The Company faces risks and uncertainties relating to its ability to successfully implement its growth strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing the expansion of its operations; competition; attracting and retaining qualified personnel; maintaining and developing new strategic relationships; and the ability to anticipate and adapt to the changing markets and any changes in government or environmental regulations. Therefore, the Company may be subject to the risks of delays and potential business failure.

The dry cleaning industry has been a target for environmental regulation during the past two decades due to the use of certain solvents in the cleaning process. For example, in 2002, air quality officials in Southern California approved a gradual phase out of Perchloroethylene (“Perc”), the most common dry cleaning solvent, by 2020. Under the new rule, which went into effect January 1, 2003, any new dry cleaning business or facility that adds a machine must add a non-Perc machine. While existing dry cleaners can continue to operate one Perc machine until 2020, by November 2007 all dry cleaners using Perc must utilize state-of-the-art pollution controls to reduce Perc emissions. The Company believes that it is ahead of the curve with respect to successfully adopting and integration of the new dry cleaning processes.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties (continued)

Management feels that domestic media have generally sensationalized the perceived hazards of Perc to operators, clients and the environment in general. Perc is a volatile, yet non-flammable, substance that requires precautions and proper handling. However, it has proven safe, effective and completely manageable for years and the Company anticipates that its centralized operations and improvements in all facets of the business will further improve the safety for employees, clients and the environment. The Company will continue to utilize perchloroethylene, or “Perc” where permitted on a limited interim basis to assure an orderly transition. To the extent that additional investment for environmental compliance may be necessary, the Company does not anticipate any significant financial impact. The Company believes that it fully complies with all relevant rules and regulations pertaining to the use of chemical agents.

Earnings per Share

Under SFAS No. 128, "Earnings per Share," basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock method) if the potential common shares had been issued and if the additional common shares were issued and were dilutive. At December 31, 2005, there were 6,350,490 potentially dilutive common shares related to the conversion of senior debt and debenture debt.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock issued to Employees". Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS No. 123, "Accounting for Stock-Based Compensation", if fully adopted, changes the method of accounting for employee stock-based compensation to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 is optional and the Company has elected to account for stock-based compensation issued to employees using APB No. 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirement under SFAS No. 123, are required to be presented. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

During the three months ended December 31, 2005, the Company issued 100,000 shares of common stock to an employee (see Note 5). The intrinsic value of such compensation totaled $12,080 and was expensed in the three months ended December 31, 2005. The fair value of such compensation was equal to the intrinsic value on the dates of issuance. As a result, had the Company applied the fair value measurement and recognition provisions of SFAS No. 123, the compensation expense recorded would not be different than the intrinsic value recorded. Additionally, there was no other employee stock based compensation issued prior to or during the three months ended December 31, 2005. Accordingly, the pro forma disclosure required by SFAS No. 148 is not applicable for the interim period presented.

The Company follows SFAS No. 123 (as interpreted by Emerging Issues Task Force ("EITF") No.  96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services") to account for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration. Pursuant to paragraph 8 of SFAS No. 123, the Company accounts for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company applies EITF No.  96-18, in transactions, when the value of the goods and/or services are not readily determinable and (1) the fair value of the equity instruments is more reliably measurable and (2) the counterparty receives equity instruments in full or partial settlement of the transactions, using the following methodology:

(a)   For transactions where goods have already been delivered or services rendered, the equity instruments are issued on or about the date the performance is complete (and valued on the date of issuance).
(b)   For transactions where the instruments are issued on a fully vested, non-forfeitable basis, the equity instruments are valued on or about the date of the contract.
(c)   For any transactions not meeting the criteria in (a) or (b) above, the Company re-measures the consideration at each reporting date based on its then current stock value.

Significant Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123-R which revised SFAS No. 123 and superseded APB Opinion No. 25. This Statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123 requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The adoption of this pronouncement will require the Company to record compensation expense for (a) all share based compensation arrangements granted after October 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share based awards for which the requisite service has not been rendered as of that date, based on the grant date estimated fair value of those awards.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)

3. NOTES PAYABLE

Related Party Notes Payable

During October 2005, the Company received $220,000 from one of the Company’s director as final issuance of the Company’s senior secured convertible promissory note subscription that closed November 1, 2005, bearing annual interest at 10%, payable quarterly, due in August 2006 and September 2006, convertible into Company common stock at a fixed conversion price of $1.00 per share, collateralized by substantially all assets of the Company.

Other Notes Payable

During October 2005, the Company received $228,000 as final issuance of the Company’s senior secured convertible promissory note subscription that closed November 1, 2005, bearing annual interest at 10%, payable quarterly, due in August 2006 and September 2006, convertible into Company common stock at a fixed conversion price of $1.00 per share, collateralized by substantially all assets of the Company.

During November 2005, the Company entered into a five year note with a financial institution for approximately $40,000; with payments of approximately $800 per month.

During December 2005, the Company received $630,000 in senior secured convertible debentures, issued to investors, bearing annual interest at 10%, payable quarterly and convertible into Company common stock at a fixed conversion price of $5.00 per share.

In connection with the notes discussed above, the Company incurred approximately $200,000 of debt issuance costs which were capitalized and are included in deferred financing costs in the accompanying condensed consolidated balance sheet. Such costs are being amortized to interest expense over the terms of the related notes using the interest method. Amortization related to these and previous deferred financing costs for the three months ended December 31, 2005 approximated $75,000.

4. RELATED PARTY TRANSACTIONS

The Company rents office space located at 125 E. Tahquitz Canyon Road in Palm Springs, CA on a month to month basis from Transactional Marketing Partners, a company owned by director Earl Greenberg. The monthly rent is $2,200 per month all inclusive.

During the quarter ended December 31, 2005, through the July 2005 Consulting Agreement between The Watley Group, LLC (“Watley”) and the Company, Watley received fees from the Company of approximately $224,000.

Pursuant to his agreement with Watley, during the quarter ended December 31, 2005, the Company’s Chairman, Mr. Lee, received approximately $50,000 of fees from Watley in connection with certain fund-raising activities of Watley and Mr. Lee on the Company’s behalf.

Other related party transactions are discussed elsewhere in these notes to condensed consolidated financial statements.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED DECEMBER 31, 2005
(UNAUDITED)

5. EQUITY TRANSACTIONS

Voting Preferred Stock

The Company has authorized 20,000,000 shares of par value $0.001 convertible preferred stock and issued 1,200,000 shares to the former stockholder and certain creditors of Steam Press and Enivel. The rights and privileges associated with the Company’s preferred stock provide for no dividends, a liquidation preference of $2.40 per share, voting rights equal to those of common stockholders, and conversion into Company common stock on a one-for-one basis any time at the sole discretion of the stockholder. The outstanding preferred stock will automatically convert to common stock on the completion of a reverse merger with a publicly traded company and either (a) the listing of the post-merger entity’s common stock on any stock exchange or (b) its inclusion on a national quotation system, such as the OTCBB or the Pink Sheets. The Company is obligated to register 693,750 shares of preferred stock (or related post-conversion common stock) such that it is freely tradable no later than December 31, 2005 or pay a penalty of approximately $12,000 per month until such time as the registration statement is declared effective. As of December 31, 2005, the Company had not filed any registration statement. The Company has also agreed to indemnify the stockholders holding 600,000 of the aforementioned 693,700 preferred shares in the event they incur income tax liabilities in excess of $250,000 as a result of their pre-acquisition exchange of debt for equity in Steam Press.

The convertible preferred stock meets the definition of a conventional convertible debt instrument. The Company has accounted for the convertible preferred stock and the registration rights agreement in accordance with View C of EITF No.  05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF No. 00-19.” In accordance with View C, the Company believes the preferred stock and the registration rights agreement are separate freestanding agreements that should be accounted for separately because the two agreements relate to different risks - the convertible preferred stock agreement relates to the share price and the liquidated damages penalty relates to the filing of a registration statement and having it declared effective. Consequently, the Company believes it is appropriate to account for the two agreements separately. The separate registration rights agreement was evaluated under EITF No. 00-19 and SFAS No. 133. The registration rights agreement is not indexed to the Company’s stock because (a) it is not based on an observable market or index and (b) when the contingent event occurs it can be settled in cash. However, the liquidated damages included in the registration rights agreement are not explicitly limited. As a result, the separate registration rights agreement is required to be accounted for as a derivative liability in accordance with SFAS No. 133.

The Company estimated the fair value of the separate registration rights agreement derivative liability to be the estimated liquidated damages the Company will have to pay in cash. Pursuant to paragraph 5 of the EITF No. 05-04 Abstract, task force members expressed a preference for evaluating a liquidated damages provision based on the probable amount that the issuer would pay rather than the maximum amount. The Company followed this approach and estimated the cash settlement of the liquidated damages to be approximately $214,000 at December 31, 2005, which is included in current liabilities in the accompanying condensed consolidated balance sheet.

Common Stock

The Company has authorized 100,000,000 shares of par value $0.001 common stock effective with the reverse merger.

During November 2005, the Company issued 1,750,000 shares of its restricted common stock to the holders of the Company’s Senior Secured Convertible Promissory Notes as part of the units purchased with a value of $198,113. The value was determined through the calculation of the relative fair value under the guidelines of APB Opinion No. 14. Such amount is being amortized to interest expense over the maturity period in accordance with EITF No. 00-27. The transaction described in this paragraph constituted an exempt offering under Section 3(a) (9) of the Securities Act.

During November 2005, the Company issued 100,000 shares of its restricted common stock to an employee as compensation valued at $12,080. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract incidental to the ordinary operations of the business. The Company is not currently involved in any litigation which management believes could have a material adverse effect on the Company's financial position or results of operations.

Employment Contracts

During July 2005, the Company entered into a two-year employment contract with its President and CEO obligating the Company to pay six months’ salary and any accrued bonuses upon any termination without cause.

During October 2005, the Company entered into a two-year employment contract with its CFO obligating the Company to pay six months’ salary upon any termination without cause.

Consulting Agreements

The Watley Group, LLC (“Watley”), an entity managed by one of the Company’s stockholders, is entitled to a consulting fee equal to 10% of the first $10,000,000 of bridge capital in the form of senior secured convertible notes or equity financing which it raises for Company financing and 7.5% of any amount aggregate gross proceeds of such financing in excess of $10,000,000. Watley is also entitled to 5% of the first $10,000,000 of any debt, subordinated debt, mezzanine debt and other debt of leasing facility and 2.5% of any amount of borrowing or lease transactions in excess of $10,000,000. In addition, Watley is entitled to 6% of the first $5,000,000 of the value of any enterprise that it helps the Company acquire or merge into and 3% of any amount of enterprise value in excess of $5,000,000. The agreement expires in July 2007.

Stock Registration Rights

The Company was obligated to register 693,750 shares of preferred stock (or related post-conversion common stock) such that it is freely tradable no later than December 31, 2005 or pay a penalty of approximately $12,000 per month until such time as the registration statement has been declared effective. As of December 31, 2005, the Company had not filed any registration statement. The Company has also agreed to indemnify the stockholders holding 600,000 of the aforementioned 693,750 preferred shared in the event they incur income tax liabilities in excess of $250,000 as a result of their pre-acquisition exchange of debt for equity.

7. SUBSEQUENT EVENTS

During the quarter ending March 31 2006, the Company received $2,507,500 in senior secured convertible debentures issued to investors bearing annual interest at 10%, payable quarterly and convertible into Company common stock at a fixed conversion price of $5.00 per share. On April 4, 2006 the Company’s Board of Directors amended the conversion price of $5.00 per share to $2.50 per share if converted on or before May 15, 2006; $3.33 per share if converted after May 15, 2006 but on or before June 30, 2006; $5.00 per share if converted after June 30, 2006 for the inducement to convert debenture debt to equity.

In accordance with EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF No. 96-19”), EITF No. 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, and EITF No. 06-6 “Application of EITF No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, the Company evaluated the fair value of the conversion option immediately before and after the modification of the conversion price and determined that the change in fair value was not deemed to be substantially different, as defined by EITF No. 96-19, as amended and, therefore, the modification was not accounted for as a debt extinguishment. Additionally, since such change in fair value was deemed to be insignificant, no additional discount to accrete to interest expense was recorded in accordance with EITF No. 06-6.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)

7. SUBSEQUENT EVENTS (continued)

During the quarter ending March 31 2006, the Company entered into several four year capital leases for equipment for approximately $102,000; with payments of approximately $2,900 per month. In addition, the Company entered into a four year capital lease for computer hardware and software for approximately $32,000; with payments of approximately $800 per month.

During January 2006, the Company issued 300,000 shares of its restricted common stock to the Company’s CFO as required by his employment contract with a value of $36,240. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During May 2006, the Company received $2,180,500 in senior secured convertible debentures, issued to investors along with $80,000 in existing notes payable converting to senior secured convertible debentures. The debentures bear annual interest at 10%, payable quarterly and convertible into Company common stock at a fixed conversion price of $5.00 per share. On April 4, 2006 the Company’s Board of Directors amended the conversion price of $5.00 per share to $2.50 per share if converted on or before May 15, 2006; $3.33 per share if converted after May 15, 2006 but on or before June 30, 2006; $5.00 per share if converted after June 30, 2006 for the inducement to convert senior notes to equity.  The company evaluated the fair value of the conversion option immediately before and after the modification of the conversion price and determined such change in fair value to be insignificant.

During May 2006, the Company issued 3,722,492 shares of its restricted common stock for conversion of $3,500,000 in senior notes payable plus $38,282 in accrued interest. The transaction described in this paragraph constituted an exempt offering under Section 3(a)(9) of the Securities Act.

During May 2006, the Company issued 2,092,698 shares of its restricted common stock for conversion of $5,053,000 in senior debentures plus $71,498 in accrued interest. The transaction described in this paragraph constituted an exempt offering under Section 3(a)(9) of the Securities Act.

During May 2006, the Company issued 525,300 shares of its restricted common stock to the holders of the Company’s Senior Secured Convertible Debentures as part of the units purchased with a value of $250,143 which was recorded as a discount against the face amount of the notes and is being accreted to interest expense over the terms of the notes. The value was determined through the calculation of the relative fair value under the guidelines of APB No. 14. The transaction described in this paragraph constituted an exempt offering under Section 3(a)(9) of the Securities Act.

During March 2006, the Company assumed a two year secured promissory note for $85,000 bearing annual interest at 9%. The assumption of the promissory note was for partial payment for the CVR equipment purchase valued at approximately $187,000 with the balance paid in cash.

During August 2006, the Company entered into a one year exclusive investment banking services agreement with Marino Capital Partners for approximately $45,000 in a cash upfront commitment fee; 13% cash success and non-accountable expense fee; warrants equal to 10% of gross investment raised and up to 500,000 in performance warrants.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “will,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, our high level of indebtedness, our ability to improve the operating performance of our existing stores in accordance to our long term strategy, interest rates, competition, our ability to hire and retain store management and other store personnel, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Description of Business

The Company

USDC is a specialized consumer Services Company focused on the dry cleaning industry. Our business plan includes aggressive growth through accretive acquisitions. In August 2005, we acquired two operators and continue to focus on acquisitions.

We estimate the domestic market dry cleaning revenues at approximately $10 billion annually. The exact size is unknown as it is an unregulated industry dominated by private, geographically diverse operators.

We believe that the dry cleaning industry is naturally entering a consolidation phase as older proprietors and recent inheritors seek to convert their longstanding businesses to liquid assets. The dry cleaning industry is very fragmented with 85% of the 27,000 independent dry cleaning operations being family owned and operated without the benefit of professional management or access to efficient capital here are, however, several regional dry cleaning chains which have multiple locations.

As a growing operator we seek to create value through economies of scale, best practices, access to capital markets, and the introduction of management experience not typically seen in the industry. One can look to video stores, coffee houses, grocery stores, fast food, hotel chains, department stores, and automobile dealerships to see the benefit of other consolidation with centralized professional management and a cohesive national vision.

With the acquisition of Young Laundry and Dry Cleaning in Honolulu, Hawaii, USDC can track its history back to the beginning of the industry in 1902. As the longevity of that franchise suggests, the dry cleaning industry is extremely durable and has survived a variety of economic downturns, fads, changes in fashion, wars, depression, and natural disasters.

We intend to continue to acquire high quality operations within strategic geographical regions in order to maximize the efficiencies of the “hub-and-spoke” concept. One of the significant factors for the creation of post-acquisition value and successful assimilation will be the use of a “hub-and-spoke” method of operation. By operating between one to three local brands from each factory facility, thereby comprising a “district”; we can efficiently integrate new smaller operations that are added through acquisition or organic growth. As an example, our Hawaiian facility is a 20,000 square foot factory that has been operating two separate brands successfully for over ten years with a hub-and-spoke model. USDC plans additional acquisitions in Hawaii which would incorporate production for the acquired retail stores into the existing central production facility.

Our belief is that the current absence of competition for acquisitions will allow us to acquire many larger dominant operators; thereby giving the Company a foundation on which to continue its projected growth. If consolidation of the industry progresses, USDC itself may become an acquisition candidate should a better capitalized consolidator enter the marketplace. Often, the greatest value achieved in any consolidation occurs during the earliest phases.

Over the last twelve months we have successfully raised approximately $8.5 million in equity transactions, demonstrating our ability to acquire financing to support our acquisition plans.

Dry Cleaning Industry Overview

The dry cleaning industry has continued to evolve with the development of numerous chemicals and solvents that enhance the effectiveness of the dry cleaning process. The industry now encompasses approximately 27,000 U.S. based providers generating reported revenues in excess of approximately $10 billion per year.

As the majority of the industry is private, there is limited information available for comparative purposes. Nevertheless, there are a few fundamental points typical to the average operator:

•	Eighty-five percent of the 27,000 dry cleaners in the United States are small owner operated shops.
•	According to Dun & Bradstreet data, the average dry cleaner employs five people with annual sales of $200,000.
•
Dry cleaning occupations consist of skilled dry cleaners, spotters, pressers, and counter attendants with most dry cleaning establishments requiring workers to perform at least two of these jobs out of necessity. Classic family-owned-and-operated cleaners typically have two or three full-time employees (including the owner) and some additional part-time employees. A typical operation might consist of a single small store front operation, with customer pickup and delivery in the front and cleaning and finishing in the back.

•
Successful operations have EBITDA margins between 15% - 30% of total sales with net income equalling 5% to 10% of sales. It is the duplication of efforts, lack of economies of scale, purchasing power, and business savvy which have limited individual provider results creating an ideal opportunity for wide-scale consolidation. The industry is mature in its current state.

•
The most common and most profitable form of dry-cleaning business are the “hub and spoke” companies that perform all of the processing in large centralized production facilities. These firms often include additional pick-up and drop-off points that provide the main plant with goods to dry clean. USDC employs this structure.

History & Highlights

According to Integra Information, average annual revenues for the dry cleaning industry have historically increased by roughly the rate of inflation. This is expected to continue going forward (based on SIC code 7216). In recent years, the dry cleaning industry has been pressured by a number of recurring issues. These increase the pressure on older proprietors and recent inheritors seeking to convert these longstanding businesses to liquid assets. The issues include:

•	Intensified competition
•	Higher minimum wages
•	Changes by the Federal Trade Commission's changes in care labeling rules due to fashion’s fabric trends
•	Recent costly environmental regulations
•	Non-renewal of leases by building owners where cleaners operate
•	Increasing public concern that cleaning solvents may cause cancer

We believe that we are better equipped to address these challenges because of centralized production facilities, economies of scale, and access to leveraged capital requirements.

Competition

The dry cleaning industry is an extremely profitable business for those with a market leading position. A handful of markets are dominated by large, well-capitalized operators who have implemented a model similar to USDC’s operations (i.e.: serving multiple locations with centralized, large capacity production facilities). Smaller players are finding it more difficult to retain market share in this area due to higher overall operating costs and constraints.

The Company believes that its innovative strategy of centralized operations, consolidation, and public corporate structure is unique in the dry cleaning industry and has no competitive peer.

Results of Operations for the Three Months Ended December 31, 2005

Revenues

Total revenues were approximately $1,441,000 for the three months ended December 31, 2005. The majority of revenues are generated through laundry and dry cleaning services. Revenues are also generated from household services and industrial uniforms.

Cost of Sales

Total cost of sales was approximately $800,000, or 56% of revenue, for the three months ended December 31, 2005. Cost of sales includes the cost of labor, rent, utilities, uniforms, packaging, supplies and repairs and maintenance on equipment.

Gross Profit

Gross profit for the three months ended December 31, 2005 was $641,000 or 44% of revenues.

Operating Expenses

Operating Expenses for the three months ended December 31, 2005 were approximately $1,569,000. Approximately $583,000 of these expenses is attributable to delivery, store and sales expenses and approximately $327,000 to administrative expenses. Approximately $600,000 of these expenses is attributed to professional services and approximately $60,000 in depreciation and amortization. Our operations in Hawaii and California have not been sufficient to cover our operating costs and have resulted in operating losses.

Other Income and Expense

For the three months ending December 31, 2005, there was other income (expense) of approximately ($374,000). This consists mainly of interest expense in the amount of approximately $496,000 which was offset by $122,000 in proceeds from the fire insurance claim at CVR.

Operating Results

Our operating loss for the three months ended December 31, 2005 was approximately $929,000. This reflects the operating costs of the business and corporate overhead relating to Company expenses, capital raising and administrative expenses. These include legal, audit, consulting and administrative expenses directly related towards capital raising and becoming a public company of approximately $1.1 million dollars.

Net Loss

We are reporting a net loss for the three months ended December 31, 2005 was approximately $1,302,000, or $0.15 per common share for the three months ended December 31, 2005. These include legal, audit, consulting and administrative expenses directly related towards capital raising and becoming a public company of approximately $1.1 million dollars.

Liquidity and Capital Resources

Total assets were approximately $8,236,000 at December 31, 2005. Current assets were approximately $1,977,000 and property and equipment were approximately $704,000. The Company has $125,000 in notes receivable and approximately $5,430,000 in goodwill and intangible assets.

Total liabilities were approximately $6,462,000 at December 31, 2005. Current liabilities were approximately $5,738,000. Most of the remainder of liabilities are non-current notes payable and capital leases of approximately $724,000.

Our operating activities used approximately $597,000 in cash in the quarter ended December 31, 2005. Our net loss of approximately $1,302,000 was the primary component of our negative operating cash flow. This net loss was offset by a number of non cash items totalling approximately $186,000. These include depreciation, amortization, bad debt expense and the issuance of stock for compensation. Growth in payables, liquidated damages and prepaid expenses and other assets of approximately $670,000 was offset by growth in receivables of approximately $151,000.

Cash used in investing activities during the three months ended December 31, 2005 consisted of approximately $66,000 used for the acquisition of property and equipment.

Cash flows from financing activities were approximately $731,000 during the three months ended December 31, 2005 which consisted of approximately $1,118,000 in net proceeds from the issuance of notes payable and convertible notes payable including related parties, and offset by approximately $387,000 in note and capital lease obligation payments and deferred financing costs.

The Company had a working capital deficit of approximately $3,761,000 as of December 31, 2005. The Company is seeking to increase working capital and fund operations through private debt and equity transactions. Management is currently in negotiations with certain strategic investors who have expressed an interest in making investments in the Company.

Liquidity and Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended December 31, 2005, we had a net loss of approximately $1,302,000 and had negative cash flow from operating activities of approximately $597,000. These factors, among others, raise doubt about the Company's ability to continue as a going concern.

We intend to fund operations through debt and equity financing transactions. We have raised approximately $8.5 million dollars as of May 2006. It is our intention to register with the SEC for future public offerings. Our past fund raising successes are not a guarantee of future outcomes and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. There can be no assurance that revenue growth under the revised forecast will generate margins that provide an adequate return on our invested assets, if at all, or that we will have sufficient resources to provide the services required to support any such growth.

In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources. Management intends to fund operations through a combination of equity, lines of credit and debt. Management is currently in negotiations with certain investors who have expressed interest in making investments in the Company. These discussions are ongoing, and there can be no assurance of the outcome of these negotiations.

Off Balance Sheet Arrangements

As of December 31, 2005, there were no off balance sheet arrangements.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting polices” in the Management’s Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

Long-Lived Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.

As of December 31, 2005, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.

Goodwill and Intangible Assets

Statement of Financial Accounting standard (“SFAS”) No. 142,"Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives.

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as a change in accounting principle.

Revenue Recognition

The Company's revenues are recorded in accordance with the SEC’s" Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

The Company recognizes revenue on retail laundry and dry cleaning services when the services have been provided and the earnings process is complete. Therefore, when an order is complete and ready for the customer to pick-up, the sale and related account receivable are recorded. The Company recognizes revenue on its commercial hotel laundry and dry cleaning services in the same manner. Generally, the Company cleans garments the same day they are dropped off. With respect to retail operations, the customer’s garments serve as collateral for the related receivable. The commercial related receivables generally have no collateral since the Company returns hotel guest’s garments to the hotel and then bills the hotel under the terms of their respective contracts.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. In Chapter 4 of ARB 43, paragraph five previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…” SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment,” which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes Accounting Principles Board or “APB” Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first interim reporting period that begins after December 15, 2005. Thus, our consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after February 28, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67.” The American Institute of Certified Public Accountants or the “AICPA” concurrently issued Statement of Position or “SOP” 04-2 entitled “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 amends SFAS No. 66 to reference the accounting and reporting guidance in SOP 04-2.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Item 3.   Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are not effective.

The Company plans on fixing the material weaknesses by implementation of new financial reporting systems used throughout its operations; implementation of uniform internal controls; and the addition of management personnel to monitor daily organizational activities which will ensure that information is being gathered, reviewed and disclosed at all levels of the Company and reported timely in various reports filed or submitted under the Exchange Act Rules.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations and the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract incidental to the ordinary operations of the business. The Company is not currently involved in any litigation which management believes could have a material adverse effect on the Company's financial position or results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During November 2005, the Company issued 1,750,000 shares of its restricted common stock to the holders of the Company’s Senior Secured Convertible Promissory Notes as part of the units purchased with a value of $198,113. The value was determined through the calculation of the relative fair value under the guidelines of APB No.  14.

During November 2005, the Company issued 100,000 shares of its restricted common stock as payment for consulting services valued at $12,080. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit No. Description

Exhibit 31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US DRY CLEANING CORPORATION

Date: October 25, 2006	By:	/s/ Haddon Libby
Haddon Libby
Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.