Form 10QSB
period 2006-03-31
US DRY CLEANING CORP
filed 2006-10-26
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006

US DRY CLEANING CORPORATION
(Exact name of registrant as specified in its chapter)

Delaware	000-23305	77-0357037
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

125 E. Tahquitz Canyon, Suite 203 Palm Springs, CA 92262
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (760) 322-7447

(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐ Yes ☒ No.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,390,274 common shares as of October 13, 2006.

Transitional Small Business Disclosure Format (check one): ☐  Yes ☒ No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Condensed Consolidated Balance Sheet as of March 31, 2006	F-1
(b)	Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2006	F-2
(c)	Unaudited Condensed Consolidated Statement of Cash Flows for the six month period ended March 31, 2006	F-3
(d)	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

ASSETS
Current Assets
Cash	$2,105,334
Accounts receivable, net	689,361
Deferred financing costs, net	574,113
Prepaid expenses and other current assets	175,876
Total Current Assets	3,544,684
Property and Equipment, net	1,124,626
Other Assets
Notes receivable	125,000
Goodwill	5,004,699
Intangible assets	410,084
Total Other Assets	5,539,783
Total Assets	$10,209,093

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$853,536
Accrued expenses	511,587
Liquidated damages	178,125
Capital lease obligation, current	87,665
Notes payable	437,626
Related party notes payable	146,066
Convertible notes payable, net discount of $115,385	5,775,115
Related party convertible notes payable	420,000
Deferred tax liability, current	34,000
Total Current Liabilities	8,443,720
Long Term Liabilities
Capital lease obligation, net of current	231,784
Notes payable, net of current	171,692
Related party notes payable, net of current	14,128
Convertible notes payable, net of current	200,000
Deferred tax liability, net of current	147,000
Total Long Term Liabilities	764,604
Total Liabilities	9,208,324

Stockholders' Equity
Convertible preferred stock; par value $0.001 per share;
20,000,000 authorized shares;	1,200
1,200,000 shares issued and outstanding; liquidation preference of $2.40 per share
Common stock; par value $0.001 per share;
100,000,000 authorized shares; 9,839,780 shares issued and outstanding	9,840
Additional paid-in capital	4,053,894
Accumulated deficit	(3,064,165)
Total Stockholders' Equity	1,000,769
Total Liabilities and Stockholders' Equity	$10,209,093

 See accompanying notes to financial statements.

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

	THREE	SIX
	MONTHS	MONTHS
Net Sales	$1,496,466	$2,937,207

Cost of Sales	(822,324)	(1,622,706)

Gross Profit	674,142	1,314,501

Operating Expenses
Delivery expenses	117,212	254,177
Store expenses	376,803	686,988
Selling expenses	175,695	311,072
Administrative expenses	364,712	691,752
Professional fees	221,952	821,302
Depreciation and amortization expense	67,473	127,464
Total Operating Expenses	1,323,847	2,892,755

Operating Loss	(649,705)	(1,578,254)

Other Income (Expense)	(159,350)	(533,235)
Loss Before Taxes	(809,055)	(2,111,489)

Provision for income taxes	-	-
Net (Loss)	$(809,055)	$(2,111,489)

Basic and diluted loss per common share	$(0.08)	$(0.23)

Basic and diluted weighted average number
of common shares outstanding	9,839,780	9,356,264

See accompanying notes to condensed consolidated financial statements.

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,111,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,464
Amortization of deferred financing costs	150,174
Bad debt expense	6,000
Common stock compensation	48,320
Amortization of debt discounts	82,728
Changes in operating assets and liabilities:
Accounts receivable	(197,598)
Prepaid expenses and other current assets	118,999
Accounts payable and accrued expenses	485,435
Liquidated damages	178,125
Net cash used in operating activities	(1,111,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(320,126)
Net cash used in investing activities	(320,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	39,869
Repayments on notes payable	(206,281)
Repayments on related party notes payable	(22,534)
Proceeds from issuance of convertible notes payable	3,365,500
Repayments on convertible notes payable	(30,000)
Deferred financing costs	(474,998)
Proceeds from issuance of related party convertible notes payable	220,000
Repayments on capital lease obligation	(59,967)
Net cash provided by financing activities	2,831,589

Net increase in cash	1,399,621
Cash at beginning of period	705,713
Cash at end of period	$2,105,334

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on convertible notes issued with common stock	$198,113
Reclassification for change in par value of common and preferred stock	$2,871,879
Capital lease additions	$133,804
Assumed note payable with equipment purchase	$85,000

See accompanying notes to condensed consolidated financial statements.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006
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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's audited financial statements on Form 8-K for the fiscal year ended September 30, 2005, and the ten month period ended July 31, 2005 filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's financial position as of March 31, 2006, and the results of operations and cash flows for the interim periods presented have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Liquidity and Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2006 the Company had an accumulated deficit of approximately $3,064,000 and had recurring losses from operations and net cash used in operating activities of approximately $1,112,000 for the six months ended March 31, 2006. The Company’s business plan calls for various business acquisitions commonly known as “roll up” acquisitions which require substantial capital, these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing transactions and facilitate such fund raising efforts by registering with the SEC as a public company. However, such financing transactions may be insufficient to fund its planned acquisitions, capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2006.

Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of USDC and its wholly-owned subsidiaries Steam Press and CVR. The accompanying condensed consolidated statements of operations and cash flows reflect the post-acquisition operations of Steam Press and CVR from October 1, 2005 through March 31, 2006. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management, among others, are the realization of long lived assets, valuation of goodwill, valuation allowances on deferred tax assets, and the allowance for doubtful accounts. Actual results could differ from those estimates.

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

Allowance for Doubtful Accounts

The Company performs periodic reviews of collectability and provides an allowance for doubtful accounts receivable as management deems necessary. Management considers historical and industry trends in establishing such allowance. Management considers the allowance for doubtful accounts at March 31, 2006 of approximately $32,000 to be adequate to provide for losses, which could be sustained in the realization of these accounts. Although the Company expects to collect net amounts due, actual collections may differ from these estimated amounts.

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt using the straight- line method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the six months ended March 31, 2006, the Company recorded approximately $475,000 of finance charges in relation to deferred financing costs.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not significantly improve the useful life of the asset are expensed when incurred. Depreciation is provided over the estimated useful lives of the assets, which range from five to seven years, using accelerated methods. Amortization of equipment under capital leases is provided for using the straight-line method over the lease term or the estimated useful life of the underlying asset, whichever is shorter. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the improvements or the lease term.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Other Intangible Assets," addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. The Company’s identifiable intangible assets consist of customer relationship and the “Young Laundry & Dry Cleaning” trademark in the respective amounts of approximately $94,500 and $315,500 at March 31, 2006. Customer relationship and the trademark are amortized using the straight-line method over the weighted average lives of four years and ten years, respectively. Management considers the straight-line method to be appropriate for customer relationships due to the longevity of the relationships.

Long-Lived Assets

The Company follows SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. During the reporting period presented, management has determined that there were no new indicators requiring review for impairment. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Business Combinations

SFAS No. 141, "Business Combinations," eliminated the pooling of interest method of accounting for business combinations and requires that all business combinations be accounted for using the purchase method.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition”, (“SAB 104”). SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) pervasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. The Company recognizes revenue on retail laundry and dry cleaning services when the services are deemed to have been provided.  For “walk-in and pickup-and-delivery” type retail customers the order is deemed to have been completed when the work-order ticket is created and the sale and related account receivable are recorded. For commercial customers, the sale is not recorded until the Company delivers the cleaned garments back to the commercial customer. Generally, the Company delivers the cleaned garments back to commercial customers the same day they are dropped off (same-day service).  Sales are reflected in the accompanying financial statements net of  “Sales Returns and Allowances” which are reflected as a reduction of sales.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

The Company expenses the cost of advertising when incurred. Advertising costs approximated $24,000 for the three months ended March 31, 2006 and $60,000 for the six months ended March 31, 2006

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value, if reasonably obtainable, of the Company’s financial instruments. Management believes that the carrying amounts of the Company’s significant financial instruments including cash, trade accounts receivable, convertible notes receivable, accounts payable and accrued liabilities, convertible notes payable approximate their fair value as of March 31, 2006 based on either market rates or their relatively short term nature. Management believes that the carrying amounts of the Company’s notes payable approximate their fair value as of March 31, 2006, as the related interest rates are comparable to the current prevailing market interest rates for such convertible notes payable.

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

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition. The Company faces risks and uncertainties relating to its ability to successfully implement its business strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing the expansion of its operations; competition; attracting and retaining qualified personnel; maintaining and developing new strategic relationships; and the ability to anticipate and adapt to the changing markets and any changes in government or environmental regulations. Therefore, the Company may be subject to the risks of delays and potential business failure.

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

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties (continued)

The Company fully complies with all known federal, state, and local legislation pertaining to the use of all chemical agents and will endeavor to ensure that the entire organization proactively remains in compliance with all known statues and regulations in the future.

Earnings per Share

Under SFAS No. 128, "Earnings per Share," basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2006, there were 6,350,490 potentially dilutive common shares related to the conversion of senior debt and debenture debt.

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

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock issued to Employees" and related interpretations. Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

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

The adoption of the accounting methodology of SFAS No. 123 is optional and the Company has elected to account for stock-based compensation issued to employees using APB Opinion No. 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirement under SFAS No. 123, are required to be presented. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

During the six months ended March 31, 2006, the Company issued 400,000 shares of common stock to an employee (see Note 5). The intrinsic value of such compensation totaling $48,320 was expensed in the six months ended March 31, 2006. The fair value of such compensation (valued using the Black Scholes option pricing model) was equal to the intrinsic value on the dates of issuance. As a result, had the Company applied the fair value measurement and recognition provisions of SFAS No. 123, the compensation expense recorded would not be different than the intrinsic value recorded. Additionally, there was no other employee stock based compensation issued prior to or during the six months ended March 31, 2006. Accordingly, the pro forma disclosure required by SFAS No. 148 is not applicable for the interim periods presented.

The Company follows SFAS No. 123 (as interpreted by EITF No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services") to account for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration. Pursuant to paragraph 8 of SFAS No. 123, the Company accounts for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company applies EITF No.  96-18, in transactions, when the value of the goods and/or services are not readily determinable and (1) the fair value of the equity instruments is more reliably measurable and (2) the counterparty receives equity instruments in full or partial settlement of the transactions, using the following methodology:

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

Significant Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123-R which revised SFAS No. 123 and superseded APB Opinion No. 25. This Statement eliminates the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123-R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based in the grant - date fair value of those awards ( with limited exceptions). The adoption of this pronouncement will require the Company to record compensation expense for (a) all share-based compensation arrangements granted on or after October 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of the date, based on the grant-date estimated fair value of those awards.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

3. NOTES PAYABLE

Related Party Notes Payable

During October 2005, the Company received $220,000 from one of the Company’s directors as final issuance of the Company’s senior secured convertible promissory note subscription that closed November 1, 2005, bearing annual interest at 10%, payable quarterly, due in August 2006 and September 2006, convertible into Company common stock at a fixed conversion price of $1.00 per share, collateralized by substantially all assets of the Company.

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

During the quarter ending March 31 2006, the Company received $2,507,500 in senior secured convertible debentures, issued to investors, bearing annual interest at 10%, payable quarterly and convertible into Company common stock at a fixed conversion price of $5.00 per share.

During the six months ended March 31 2006, the Company entered into several four year capital leases for equipment for approximately $134,000; with payments of approximately $4,000 per month.

In connection with the notes discussed above, the Company incurred approximately $475,000 of debt issuance costs which were capitalized and are included in deferred financing costs in the accompanying condensed consolidated balance sheet. Such costs are being amortized to interest expense over the one-year term of the related notes using the interest method. Amortization related to these and previous deferred financing costs for the six months ended March 31, 2006 approximated $150,000.

4. RELATED PARTY TRANSACTIONS

The Company rents office space located at 125 E. Tahquitz Canyon Road in Palm Springs, CA on a month to month basis from Transactional Marketing Partners, a company owned by director Earl Greenberg. The monthly rent is $2,200 per month all inclusive.

During the six months ended March 31, 2006, through the July 2005 Consulting Agreement between The Watley Group, LLC (“Watley”) and the Company, Watley received fees from the Company of approximately $336,000.

Pursuant to his agreement with Watley, during the six months ended March 31, 2006, one of the Company’s directors, Mr. Earl Greenburg, received approximately $25,000 in referral fees from Watley for his assistance to the Company in obtaining debt or equity financing.

Other related party transactions are discussed elsewhere in these notes to the condensed consolidated financial statements.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

5. EQUITY TRANSACTIONS

Voting Preferred Stock

The Company has authorized 20,000,000 shares of par value $.001 convertible preferred stock and issued 1,200,000 shares to the former stockholders and certain creditors of Steam Press and Enivel. The rights and privileges associated with the Company’s preferred stock provide for no dividends, a liquidation preference of $2.40 per share, voting right equal to those of common stockholders, and conversion into Company common stock on a one-for-one basis any time at the sole discretion of the stockholder. The outstanding preferred stock will automatically covert to common stock on the completion of a reverse merger with a publicly traded company and either (a) the listing of the post- merger entity’s common stock on any stock exchange or (b) its inclusion on a national quotation system, such as the OTCBB or the Pink Sheets. The Company is obligated to register 693,750 shares of the preferred stock (or related post-conversion common stock) such that it is freely tradable no later than December 31, 2005 or pay a penalty of approximately $12,000 per month until such time as the registration statement is declared effective. As of March 31, 2005, they had not filed any registration statement. The Company has also agreed to indemnify the stockholders holding 600,000 of the aforementioned 693,750 preferred shares in the event they incur income tax liabilities in excess of $250,000 as s result of their pre-acquisition exchange of debt for equity in Steam Press.

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

The Company estimated the fair value of the separate registration rights agreement derivative liability to be the estimated liquidated damages the Company will have to pay in cash. Pursuant to paragraph 5 of the EITF No. 05-04 Abstract, task force members expressed a preference for evaluating a liquidated damages provision based on the probable amount that the issuer would pay rather than the maximum amount. The Company followed this approach and estimated the cash settlement of the liquidated damages to be approximately $178,000 at March 31, 2006, which is included in current liabilities in the accompanying condensed consolidated balance sheet.

Common Stock

The Company has authorized 100,000,000 shares of par value $0.001 common stock effective with the reverse merger.

During November 2005, the Company issued 1,750,000 shares of its restricted common stock to the holders of the Company’s Senior Secured Convertible Promissory Notes as part of the units purchased with a value of $198,113. The value was determined through the calculation of the relative fair value under the guidelines of Accounting Principles Board Opinion No. 14. Such amount is being amortized to interest expense over the maturity period in accordance with EITF No. 00-27. The transaction described in this paragraph constituted an exempt offering under Section 3(a)(9) of the Securities Act.

During November 2005, the Company issued 100,000 shares of its restricted common stock to an employee as compensation valued at $12,080. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

5. EQUITY TRANSACTIONS (continued)

Common Stock (continued)

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

Consulting Agreements

The Watley Group, LLC (‘Watley”), an entity managed by one of the Company’s stockholders, is entitled to a consulting fee equal to 10% of the first $10,000,000 of bridge capital in the form of senior secured convertible notes or equity financing which it raises for Company financing and 7.5% of any amount aggregate gross proceeds of such financing in excess of $10,000,000. Watley is also entitled to 5% of the first $10,000,000 any debt, subordinated debt, mezzanine debt and other debt or leasing facility and 2.5% of any amount of borrowing or lease transaction in excess of $10,000,000. In addition, Watley is entitled to 6% of the first $5,000,000 of the value of any enterprise that it helps the Company acquire or merge into and 3% of any amount of enterprise value in excess of $5,000,000. The agreement expires in July 2007.

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

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

7. SUBSEQUENT EVENTS

During May 2006, the Company received $2,180,500 in senior secured convertible debentures issued to investors, of which $150,000 was to related parties, along with $80,000 in existing notes payable converting to senior secured convertible debentures. The debentures bear annual interest at 10%, payable quarterly and convertible into Company common stock at a fixed conversion price of $5.00 per share. On April 4, 2006 the Company’s Board of Directors amended the conversion price of $5.00 per share to $2.50 per share if converted on or before May 15, 2006; $3.33 per share if converted after May 15, 2006 but on or before June 30, 2006; $5.00 per share if converted after June 30, 2006 for the inducement to convert debenture debt to equity.   In accordance with EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF No. 96-19”), EITF No. 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, and EITF No. 06-6 “Application of EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, the Company evaluated the fair value of the conversion option immediately before and after the modification of the conversion price and determined that the change in fair value was not deemed to be substantially different, as defined by EITF No. 96-19, as amended and, therefore, the modification was not accounted for as a debt extinguishment. Additionally, since such change in fair value was deemed to be insignificant, no additional discount to accrete to interest expense was recorded in accordance with EITF No. 06-6.

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

We believe that the dry cleaning industry is naturally entering a consolidation phase as older proprietors and recent inheritors seek to convert their longstanding businesses to liquid assets. The dry cleaning industry is very fragmented with 85% of the 27,000 independent dry cleaning operations being family owned and operated without the benefit of professional management or access to efficient capital there are, however, several regional dry cleaning chains which have multiple locations.

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

With the acquisition of Young Laundry and Dry Cleaning in Honolulu, Hawaii, USDC can track its history back to the beginning of the industry in 1902. As the longevity of that franchise suggests the dry cleaning industry is extremely durable and has survived a variety of economic downturns, fads, changes in fashion, wars, depression, and natural disasters.

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

Results of Operations for the Three Months Ended March 31, 2006

Revenues

Total revenues were approximately $1,496,000 for the three months ended March 31, 2006. The majority of revenues are generated through laundry and dry cleaning services. Revenues are also generated from household services and industrial uniforms.

Cost of Sales

Total cost of sales was approximately $822,000, or 55% of net sales, for the three months ended March 31, 2006. Cost of sales includes the cost of labor, rent, utilities, uniforms, packaging, supplies and repairs and maintenance on equipment.

Gross Profit

The Company’s gross profit for the three months ended March 31, 2006 was $674,000 or 45% of net sales.

Operating Expenses

Operating expenses for the three months ended March 31, 2006 were approximately $1,324,000. Approximately $670,000 of these expenses is attributable to delivery, store and sales expenses and approximately $365,000 to administrative expenses. Approximately $222,000 of these expenses is attributed to professional services and approximately $67,000 in depreciation and amortization. Our operations in Hawaii and California have not been sufficient to cover our operating costs and have resulted in operating losses.

Other Income and Expense

For the three months ended March 31, 2006, other (expenses) totaled approximately ($159,000). This consists mainly of interest expense in the amount of approximately $290,000 which was offset by $131,000 in proceeds from the fire insurance claim at CVR.

Operating Results

Our operating loss for the three months ended March 31, 2006 was approximately $650,000. This reflects the operating costs of the business and corporate overhead relating to Company expenses, capital raising and administrative expenses. These include legal, audit, consulting and administrative expenses directly related towards capital raising and becoming a public company of approximately $0.5 million dollars.

Net Loss

We are reporting a net loss for the three months ended March 31, 2006 was approximately $809,000, or $0.08 per common share for the three months ended March 31, 2006. These include legal, audit, consulting and administrative expenses directly related towards capital raising and becoming a public company of approximately $0.5 million dollars.

Results of Operations for the Six Months Ended March 31, 2006

Revenues

Our revenues were approximately $2,937,000 for the six months ended March 31, 2006. The majority of revenues are generated through laundry and dry cleaning services. Revenues are also generated from household services and industrial uniforms.

Cost of Sales

Our cost of sales was approximately $1,623,000, or 55% of net sales, for the six months ended March 31, 2006. Cost of sales includes the cost of labor, rent, utilities, uniforms, packaging, supplies and repairs and maintenance on equipment.

Gross Profit

Our gross profits for the six months ended March 31, 2006 were approximately $1,315,000 or 45% of net sales.

Operating Expenses

Operating Expenses for the six months ended March 31, 2006 were approximately $2,893,000. Approximately $1,252,000 of these expenses is attributable to delivery, store and sales expenses and approximately $692,000 to administrative expenses. Approximately $821,000 of these expenses is attributed to professional services and approximately $128,000 in depreciation and amortization.

Other Income and Expense

 For the six months ended March 31, 2006, other expenses totalled approximately $534,000. This consists mainly of interest expense in the amount of approximately $786,000 and miscellaneous items of approximately $4,000 which was offset by $256,000 in proceeds from the fire insurance claim at CVR.

Operating Results

Our operating loss for the six months ended March 31, 2006 was approximately $1,578,000. This reflects the operating costs of the business and corporate overhead relating to Company expenses, capital raising and administrative expenses. These include legal, audit, consulting and administrative expenses directly related towards capital raising and becoming a public company of approximately $1.6 million dollars.

Net Loss

We are reporting a net loss for the six months ended March 31, 2006 of approximately $2,111,000, or $0.23 per common share. These include legal, audit, consulting and administrative expenses directly related towards capital raising and becoming a public company of approximately $1.6 million dollars.

Liquidity and Capital Resources

Total assets were approximately $10,209,000 at March 31, 2006. Current assets were approximately $3,545,000 and property and equipment were approximately $1,125,000. The Company has $125,000 in notes receivable and approximately $5,415,000 in goodwill and intangible assets.

Total liabilities were approximately $9,209,000 at March 31, 2006. Current liabilities were approximately $8,444,000. Most of the remainder of liabilities is non-current notes payable and capital leases of approximately $764,000.

Our operating activities used approximately $1,112,000 in cash during the six months ended March 31, 2006. Our net loss of approximately $2,111,000 was the primary component of our negative operating cash flow. This net loss was offset by a number of non cash items totalling approximately $415,000. These include depreciation, amortization, bad debt expense and the issuance of stock for compensation. Growth in payables, liquidated damages and prepaid expenses and other current assets of approximately $783,000 was offset by growth in receivables of approximately $198,000.

Cash used in investing activities during the six months ended March 31, 2006 consisted of approximately $320,000 used for the acquisition of property and equipment.

Cash flows from financing activities were approximately $2,832,000 for the six months ended March 31, 2006 which consisted of approximately $3,586,000 in net proceeds from the issuance of convertible notes payable, including related parties, and offset by approximately $535,000 in capital lease obligation payments and deferred financing costs.

The Company had a working capital deficit of approximately $4,899,000 as of March 31, 2006. The Company is seeking to increase working capital and fund operations through private debt and equity transactions. Management is currently in negotiations with certain strategic investors who have expressed an interest in making investments in the Company.

Liquidity and Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended March 31, 2006, we had a net loss of approximately $2,111,000 and had negative cash flow from operating activities of approximately $1,112,000. These factors, among others, raise doubt about the Company's ability to continue as a going concern. We intend to fund operations through debt and equity financing transactions. We have raised approximately $8.5 million dollars as of May 2006. It is our intention to register with the SEC for future public offerings. Our past fund raising successes are not a guarantee of future outcomes and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Off Balance Sheet Arrangements

As of March 31, 2006, there were no off balance sheet arrangements.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

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

As of March 31, 2006, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.

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

Revenue Recognition

The Company's revenues are recorded in accordance with the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

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

  PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. A real estate agent in Palm Springs has claimed that the Company is in breach of its engagement contract. The damage claimed is approximately $50,000. The Company believes that the dispute will be settled in arbitration.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

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