Form 10QSB
period 2006-06-30
US DRY CLEANING CORP
filed 2006-10-26
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2006

US DRY CLEANING CORPORATION
(Exact name of registrant as specified in its chapter)

Delaware	000-23305	77-0357037
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

125 Tahquitz Canyon, Suite 203 Palm Springs, CA 92262
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
☐ Yes ☒No.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,390,274 common shares as of October 13, 2006.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒  No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Condensed Consolidated Balance Sheet as of June 30, 2006	F-1
(b)	Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2006	F-2
(c)	Unaudited Condensed Consolidated Statement of Cash Flows for the nine month period ended June 30, 2006	F-3
(d)	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

ASSETS
Current Assets
Cash	$2,837,573
Accounts receivable, net	660,693
Prepaid expenses and other current assets	159,336
Total Current Assets	3,657,602
Property and Equipment, net	1,073,122
Other Assets
Notes receivable	125,000
Goodwill	5,004,699
Intangible assets	395,076
Total Other Assets	5,524,775
Total Assets	$10,255,499

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$526,929
Accrued expenses	433,764
Liquidated damages	142,500
Capital lease obligation, current	87,665
Notes payable	331,761
Related party notes payable	137,094
Deferred tax liability, current	34,000
Total Current Liabilities	1,693,713
Long Term Liabilities
Capital lease obligation, net of current	203,907
Notes payable, net of current	135,520
Related party notes payable, net of current	12,755
Convertible notes payable	200,000
Deferred tax liability, net of current	147,000
Total Long Term Liabilities	699,182
Total Liabilities	2,392,895

Stockholders' Equity
Convertible preferred stock; par value $0.001 per share;	1,200
20,000,000 authorized shares;
1,200,000 shares issued and outstanding; liquidation preference of $2.40 per share
Common stock; par value $0.001 per share;	16,180
100,000,000 authorized shares;
16,180,270 shares issued and outstanding
Additional paid-in capital	12,960,477
Acumulated deficit	(5,115,253)
Total Stockholders' Equity	7,862,604
Total Liabilities and Stockholders' Equity	$10,255,499

See accompanying notes to condensed consolidated financial statements.

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

	THREE	NINE
	MONTHS	MONTHS

Net Sales	$1,617,711	$4,554,918

Cost of Sales	(805,853)	(2,428,559)

Gross Profit	811,858	2,126,359

Operating Expenses
Delivery expenses	132,883	387,059
Store expenses	360,322	1,047,310
Selling Expenses	178,609	489,682
Administrative expenses	347,456	1,039,208
Professional fees	156,925	978,229
Depreciation and amortization expense	77,125	204,589
Total Operating Expenses	1,253,320	4,146,077

Operating (Loss)	(441,462)	(2,019,718)

Other Income (Expense)	(1,609,626)	(2,142,859)

Net (Loss)	$(2,051,088)	$(4,162,577)

Basic and diluted (loss) per common share	$(0.16)	$(0.39)

Basic and diluted weighted average number
of common shares outstanding	12,803,334	10,612,735

 See accompanying notes to condensed consolidated financial statements.

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,162,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204,589
Amortization of deferred financing costs	1,366,496
Bad debt expense	6,000
Common stock compensation	48,320
Amortization of debt discounts	448,256
Changes in operating assets and liabilities:
Accounts receivable	(168,930)
Prepaid expenses and other current assets	135,539
Accounts payable and accrued expenses	172,784
Liquidated damages	142,500
Net cash used in operating activities	(1,807,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(415,739)
Net cash used in investing activities	(415,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	124,869
Repayments on notes payable	(268,318)
Repayments on related party notes payable	(32,879)
Proceeds from issuance of convertible notes payable	5,396,000
Repayments on convertible notes payable	(30,000)
Deferred financing costs	(1,117,206)
Proceeds from issuance of related party convertible notes payable	370,000
Repayments on capital lease obligations	(87,844)
Net cash provided by financing activities	4,354,622

Net increase in cash	2,131,860
Cash at beginning of period	705,713
Cash at end of period	$2,837,573

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on convertible notes issued with common stock	$448,256
Reclassification for change in par value of common and preferred stock	$2,871,879
Conversion of debt and accrued interest to common stock	$8,662,780
Capital lease additions	$133,804

Assumed note payable with equipment purchase	$85,000

See accompanying notes to condensed consolidated financial statements.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006
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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the Company’s financial statements, accounting policies and notes thereto included in the Company's audited financial statements for the fiscal year ended September 30, 2005, and ten month period ended July 31, 2005 filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's financial position as of June 30, 2006, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Liquidity and Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2006, the Company had an accumulated deficit of approximately $5,115,000 and had recurring losses from operations and net cash used in operating activities of approximately $1,807,000 for the nine months ended June 30, 2006. The Company’s business plan calls for various business acquisitions commonly know as “roll up” acquisitions which will require substantial capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing transactions and facilitate such fund raising efforts by registering shares of its common stock with the SEC as a public company. However, such financing transactions may be insufficient to fund its planned acquisitions, capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2006.

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
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of USDC and its wholly-owned subsidiaries Steam Press and CVR. The accompanying condensed consolidated statements of operations and cash flows reflect the post-acquisition operations of Steam Press and CVR from October 1, 2005 through June 30, 2006. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management, include the realization of long lived assets, valuation of goodwill, valuation allowances on deferred tax assets, and the allowance for doubtful accounts. Actual results could differ from those estimates.

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

Allowance for Doubtful Accounts

The Company performs periodic reviews of collectibility and provides an allowance for doubtful accounts receivable as management deems necessary. Management considers historical and industry trends in establishing such allowance. Management considers the allowance for doubtful accounts at June 30, 2006 of approximately $32,000 to be adequate to provide for losses, which could be sustained in the realization of these accounts. Although the Company expects to collect net amounts due, actual collections may differ from these estimated amounts.

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt using the straight-line method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the nine months ended June 30, 2006, the Company recorded approximately $1,117,000 of finance charges in relation to deferred financing costs.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006
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

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Other Intangible Assets," addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. The Company’s identifiable intangible assets consist of customer relationships and the “Young Laundry & Dry Cleaning” trademark in the respective amounts of approximately $88,000 and $307,000 at June 30, 2006. Customer relationships and the trademark are amortized using the straight-line method over the weighted average lives of four and ten years, respectively. Management considerers the straight-line method to be appropriate for customer relationships due to the longevity of the relationships.

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
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

The Company expenses the cost of advertising when incurred. Advertising costs approximated $48,000 and $108,000 for the three and nine months ended June 30, 2006 respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value, if reasonably obtainable, of the Company’s financial instruments. Management believes that the book carrying amounts of the Company’s significant financial instruments including cash, trade receivable, notes receivable, accounts payable and accrued liabilities and convertible notes payable approximate their fair value at June 30, 2006 based on their relatively short term nature. Management believes that the carrying amounts of the Company’s convertible notes payable approximate their fair value as of June 30, 2006, as the related interest rates are comparable to the current prevailing market interest rates for such convertible notes payable.

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
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties (continued)

The Company fully complies with all known federal, state, and local legislation pertaining to the use of all chemical agents and will endeavor to ensure that the entire organization proactively remains in compliance with all known statues and regulations in the future.

Earnings per Share

Under SFAS No. 128, "Earnings per Share," basic loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock method) if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2006 there were no potentially dilutive common shares.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

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

During the nine months ended June 30, 2006, the Company issued 400,000 shares of common stock to employees (see Note 5). The intrinsic value of such compensation totaling $48,320 was expensed in the nine months ended June 30 2006. The fair value of such compensation (valued using the Black Scholes option pricing model) was equal to the intrinsic value on the dates of issuance. As a result, had the Company applied the fair value measurement and recognition provisions of SFAS No. 123, the compensation expense recorded would not be different than the intrinsic value recorded. Additionally, there was no other employee stock based compensation issued prior to or during the nine months ended June 30, 2006. Accordingly, the pro forma disclosure required by SFAS No. 148 is not applicable for the interim periods presented.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

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

Significant Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123-R which revised SFAS No. 123 and superseded APB No. 25. This Statement eliminates the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. SFAS No. 123-R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The adoption of this pronouncement will require the Company to record compensation expense for (a) all share- based compensation arrangements granted on or after October 1, 2006 and for any arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. NOTES PAYABLE

Related Party Notes Payable

During October 2005, the Company received $220,000 from one of the Company’s director as final issuance of the Company’s senior secured convertible promissory note subscription that closed November 1, 2005, bearing annual interest at 10%, payable quarterly, due in August 2006 and September 2006, convertible into Company common stock at a fixed conversion price of $1.00 per share, collateralized by substantially all assets of the Company. On April 11, 2006 the Company’s Board of Directors amended the conversion price of $1.00 per share to $0.95 per share.

During June 2006, the Company received from one of the Company’s officers $150,000 in senior secured convertible debentures, bearing annual interest at 10%, payable quarterly and convertible into Company common stock at a fixed conversion price of $5.00 per share. On April 4, 2006 the Company’s Board of Directors amended the conversion price of $5.00 per share to $2.50 per share if converted on or before May 15, 2006; $3.33 per share if converted after May 15, 2006 but on or before June 30, 2006; $5.00 per share if converted after June 30, 2006.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

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

During December 2005, the Company received $630,000 in senior secured convertible debentures, issued to investors, bearing annual interest at 10%, payable quarterly and convertible into company common stock at a fixed conversion price of $5.00 per share. On April 4, 2006 the Company’s Board of Directors amended the conversion price of $5.00 per share to $2.50 per share if converted on or before May 15, 2006; $3.33 per share if converted after May 15, 2006 but on or before June 30, 2006; $5.00 per share if converted after June 30, 2006.

During the quarter ended March 31, 2006, the Company received $2,507,500 in senior secured convertible debentures, issued to investors, bearing annual interest at 10%, payable quarterly and convertible into company common stock at a fixed conversion price of $5.00 per share. On April 4, 2006 the Company’s Board of Directors amended the conversion price of $5.00 per share to $2.50 per share if converted on or before May 15, 2006; $3.33per share if converted after May 15, 2006 but on or before June 30, 2006; $5.00 per share if converted after June 30, 2006.

During the nine months ended June 30 2006, the Company entered into several four year capital leases for equipment for approximately $134,000; with payments of approximately $4,000 per month.

During May 2006, the Company received $2,030,500 in senior secured convertible debentures, issued to investors along with $80,000 in existing notes payable converting to senior secured convertible debentures.

The debentures bear annual interest at 10%, payable quarterly and convertible into company common stock at a fixed conversion price of $5.00 per share. On April 4, 2006 the Company’s Board of Directors amended the conversion price of $5.00 per share to $2.50 per share if converted on or before May 15, 2006; $3.33 per share if converted after May 15, 2006 but on or before June 30, 2006; $5.00 per share if converted after June 30, 2006. In accordance with EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF No. 96-19”), EITF No. 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, and EITF No. 06-6 “Application of EITF No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, the Company evaluated the fair value of the conversion option immediately before and after the modification of the conversion price and determined that the change in fair value was not deemed to be substantially different, as defined by EITF No. 96-19, as amended and, therefore, the modification was not accounted for as a debt extinguishment. Additionally, since such change in fair value was deemed to be insignificant, no additional discount to accrete to interest expense was recorded in accordance with EITF No. 06-6.

During June 2006, the Company assumed a two year secured promissory note for $85,000 bearing annual interest at 9%. The assumption of the promissory note was for partial payment for the asset purchase of Bighorn Cleaners assets valued at approximately $187,000.

In connection with the notes discussed above, the Company incurred approximately $1,117,000 of debt issuance costs which were capitalized and are included in deferred financing costs in the accompanying condensed consolidated balance sheet. Such costs are being amortized to interest expense over the terms of the related notes using the interest method. Amortization related to such deferred financing costs for the nine months ended June 30, 2006 approximated $1,366,000. During May 2006, the balance of deferred financing costs was amortized in full as substantially all convertible notes payable were converted in May 2006.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

4. RELATED PARTY TRANSACTIONS

The Company rents office space located at 125 E. Tahquitz Canyon Road in Palm Springs, CA on a month to month basis from Transactional Marketing Partners, a company owned by director Earl Greenberg. The monthly rent is $2,200 per month all inclusive.

During the quarter ended June 30, 2006, through the July 2005 Consulting Agreement between The Watley Group, LLC (“Watley”) and the Company, Watley received fees from the Company of approximately $436,000.

Pursuant to his agreement with Watley, during the quarter ended June 30, 2006, the Company’s Chairman, Mr. Lee, received approximately $11,000 in fees from Watley in connection with certain fund-raising activities of Watley and Mr. Lee on the Company’s behalf.

Other related party transactions are discussed elsewhere in these notes to the condensed consolidated financial statements.

5. EQUITY TRANSACTIONS

Voting Preferred Stock

The Company has authorized 20,000,000 shares of par value $0.001 convertible preferred stock and issued 1,200,000 shares to the former stockholder and certain creditors of Steam Press and Enivel. The rights and privileges associated with the Company's preferred stock provide for no dividends, a liquidation preference of $2.40 per share, voting rights equal to those of common stockholders, and conversion into Company common stock on a one-for-one basis any time at the sole discretion of the stockholder. The outstanding preferred stock will automatically convert to common stock on the completion of a reverse merger with a publicly traded company and either (a) the listing of the post-merger entity's common stock on any stock exchange or (b) its inclusion on a national quotation system, such as the OTCBB or the Pink Sheets.

As discussed in Note 1, such merger was completed on December 30, 2005. The Company is obligated to register 693,750 shares of preferred stock (or related post-conversion common stock) such that it is freely tradable no later than December 31, 2005 or pay a penalty of approximately $12,000 per month until such time as the registration statement is declared effective. As of June 30, 2005, the Company had not filed any registration statement. The Company has also agreed to indemnify the stockholders holding 600,000 of the aforementioned 693,700 preferred shares in the event they incur income tax liabilities in excess of $250,000 as a result of their pre-acquisition exchange of debt for equity in Steam Press.

The convertible preferred stock meets the definition of a conventional convertible debt instrument. The Company has accounted for the convertible preferred stock and the registration rights agreement in accordance with View C of EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19.” In accordance with View C, the Company believes the preferred stock and the registration rights agreement are separate freestanding agreements that should be accounted for separately because the two agreements relate to different risks - the convertible preferred stock agreement relates to the share price and the liquidated damages penalty relates to the filing of a registration statement and having it declared effective. Consequently, the Company believes it is appropriate to account for the two agreements separately. The separate registration rights agreement was evaluated under EITF No. 00-19 and SFAS No. 133. The registration rights agreement is not indexed to the Company’s stock because (a) it is not based on an observable market or index and (b) when the contingent event occurs it can be settled in cash. However, the liquidated damages included in the registration rights agreement are not explicitly limited. As a result, the separate registration rights agreement is required to be accounted for as a derivative liability in accordance with SFAS No. 133

The Company estimated the fair value of the separate registration rights agreement derivative liability to be the estimated liquidated damages the Company will have to pay in cash. Pursuant to paragraph 5 of the EITF No. 05-04 Abstract, task force members expressed a preference for evaluating a liquidated damages provision based on the probable amount that the issuer would pay rather than the maximum amount. The Company followed this approach and estimated the cash settlement of the liquidated damages to be approximately $142,500 at June 30, 2006, which is included in current liabilities in the accompanying condensed consolidated balance sheet.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

5. EQUITY TRANSACTIONS (continued)

Common Stock

The Company has authorized 100,000,000 shares of par value $0.001 common stock effective with the reverse merger.

During November 2005, the Company issued 1,750,000 shares of its restricted common stock to the holders of the Company’s Senior Secured Convertible Promissory Notes as part of the units purchased with a value of $198,113. The value was determined through the calculation of the relative fair value under the guidelines of the Accounting Principles Board Opinion No. 14. Such amount is being amortized to interest expense over the maturity period in accordance with EITF No. 00-27. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During November 2005, the Company issued 100,000 shares of its restricted common stock to an employee as compensation valued at $12,080. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During the three months ending March 31, 2006, the Company issued 300,000 shares of its restricted common stock to the Company’s CFO as required by his employment contract with a value of $36,240. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

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

During May 2006, the Company issued 525,300 shares of its restricted common stock to the holders of the Company’s senior secured convertible debentures as part of the units purchased with a value of $250,143 which was recorded as a discount against the face of the notes and is being accreted to interest expense over the terms of the notes. The value was determined through the calculation of the relative fair value under the guidelines of APB No. 14. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

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

Employment Contracts

During July 2005, the Company entered into a three-year employment contract with its President and CEO obligating the Company to pay six months’ salary and any accrued bonuses upon any termination without cause.

During October 2005, the Company entered into a two-year employment contract with its Chief Financial Officer obligating the Company to pay six months’ salary upon any termination without cause.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

Consulting Agreements

The Watley Group, LLC (“Watley”), an entity owned by one of the Company’s stockholders, is entitled to a consulting fee equal to 10% of the first $10,000,000 of bridge capital in the form of senior secured convertible notes or equity financing which it raises for Company financing and 7.5% of any amount aggregate gross proceeds of such financing in excess of $10,000,000. Watley is also entitled to 5% of the first $10,000,000 of any debt, subordinated debt, mezzanine debt and other debt of leasing facility and 2.5% of any amount of borrowing or lease transactions in excess of $10,000,000. In addition, Watley is entitled to 6% of the first $5,000,000 of the value of any enterprise that it helps the Company acquire or merge into and 3% of any amount of enterprise value in excess of $5,000,000. The agreement expires in July 2007.

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

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “will,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, our high level of indebtedness, our ability to improve the operating performance of our existing stores in accordance to our long term strategy, interest rates, competition, our ability to hire and retain pharmacists and other store personnel, the efforts of third-party payors reducing prescription drug reimbursements, significant restructuring activities in calendar 2004 and thereafter, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

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

Results of Operations for the Three Months Ended June 30, 2006

Revenues

Net sales revenues were approximately $1,618,000 for the three months ended June 30, 2006. The majority of revenues are generated through laundry and dry cleaning services. Revenues are also generated from household services and industrial uniforms.

Cost of Sales

Our cost of sales was approximately $806,000, 50% of net sales, for the three months ended June 30, 2006. Cost of sales includes the cost of labor, rent, utilities, uniforms, packaging, supplies and repairs and maintenance on equipment.

Gross Profit

The Company had a gross profit margin of approximately $812,000, or 50% of net sales, for the third quarter.

Operating Expenses

Total operating expenses for the three months ended June 30, 2006 were approximately $1,253,000. Approximately $672,000 of these expenses is attributable to delivery, store and sales expenses for the quarter, and approximately $347,000 is administrative expenses. Approximately $157,000 of total operating expenses is attributed to professional services and approximately $77,000 represents depreciation and amortization.

Operating Results

Our operating loss for the three months ended June 30, 2006 was approximately $441,000. This reflects the operating costs of the business and corporate overhead relating to Company expenses, capital raising and administrative expenses. These include legal, audit, consulting and administrative expenses directly related towards capital raising and becoming a public company of approximately $2.0 million dollars.

Net Loss

We are reporting a net loss for the three months ended June 30, 2006 of approximately $2,051,000, or $0.16 per common share, for the three months ended June 30, 2006 These include legal, audit, consulting and administrative expenses directly related towards capital raising and becoming a public company of approximately $2.0 million dollars.

Results of Operations for the Nine Months Ended June 30, 2006

Revenues

Revenues were approximately $4,555,000 for the nine months ended June 30, 2006. The majority of revenues are generated through laundry and dry cleaning services. Revenues are also generated from household services and industrial uniforms.

Cost of Sales

Our cost of sales was approximately $2,429,000, 53% of net sales, for the nine months. Cost of sales includes the cost of labor, rent, utilities, uniforms, packaging, supplies and repairs and maintenance on equipment.

Gross Profit

The company had an approximate gross profit of $2,126,000, or 47% of net sales, for the nine months ended June 30, 2006.

Operating Expenses

Total operating expenses for the nine months ended June 30, 2006 were approximately $4,146,000. Approximately $1,924,000 of these expenses is attributable to delivery; store and sales expenses and approximately $1,039,000 are administrative expenses. Approximately $978,000 of total operating expenses is attributed to professional services and approximately $205,000 represents depreciation and amortization.

Other Income and Expense

For the nine months ending June 30, 2006, other expenses totalled approximately $2,143,000. These expenses consist primarily of interest expense in the amount of approximately $2,527,000 and miscellaneous items of approximately $4,000 which was offset by $388,000 in proceeds from the fire insurance claim at CVR.

Operating Results

Our operating loss for the nine months ended June 30, 2006 was approximately $2,020,000. This reflects the operating costs of the business and corporate overhead relating to Company expenses, capital raising and administrative expenses. These include legal, audit, consulting and administrative expenses directly related towards capital raising and becoming a public company of approximately $3.6 million dollars.

Net Loss

We are reporting a net loss of approximately $4,163,000, or $0.39 per common share, for the nine months ended June 30, 2006. These include legal, audit, consulting and administrative expenses directly related towards capital raising and becoming a public company of approximately $3.6 million dollars.

Liquidity and Capital Resources

Total assets were approximately $10,255,000 at June 30, 2006. Current assets were approximately $3,658,000 and property and equipment were approximately $1,073,000. The Company has $125,000 in notes receivable and approximately $5,400,000 in goodwill and intangible assets.

Total liabilities were approximately $2,393,000 at June 30, 2006. Current liabilities were approximately $1,694,000. Most of the remainder of liabilities are non-current convertible notes payable, notes payable and capital leases of approximately $699,000.

Our operating activities used approximately $1,807,000 in cash during the nine months ending June 30, 2006. The net loss of approximately $4,163,000 was the primary use of operating cash flow. This net loss was offset by a number of non cash items totaling approximately $2,074,000. These include depreciation, amortization, bad debt expense and the issuance of stock for compensation and interest. Growth in payables, liquidated damages and prepaid expenses and other current assets of approximately $451,000 was offset by reduced receivables of approximately $169,000. Cash used to acquire property and equipment during the nine months ended June 30, 2006 was approximately $416,000.

Cash flows from financing activities were approximately $4,355,000 during the nine months ended June 30, 2006 which consisted of approximately $5,891,000 in net proceeds from the issuance of notes payable and convertible notes payable, including related parties and offset by approximately $1,536,000 in repayments on the notes and capital lease obligation payments and deferred financing costs.

The Company had working capital of approximately $1,964,000 as of June 30, 2006. The Company is seeking to increase working capital and fund operations through private debt and equity transactions. Management is currently in negotiations with certain strategic investors who have expressed an interest in making investments in the Company.

Liquidity and Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30 2006, we had a net loss of approximately $4,163,000 and had negative cash flow from operating activities of approximately $1,807,000. These factors, among others, raise doubt about the Company's ability to continue as a going concern. We intend to fund operations through debt and equity financing transactions. We have raised approximately $8.5 million dollars as of May 2006. It is our intention to register with the SEC for future public offerings. Our past fund raising successes are not a guarantee of future outcomes and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their nine to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

Long-Lived Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed 0f.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.

As of June 30, 2006, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.

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

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. In Chapter 4 of ARB 43, paragraph five previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…” SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2006.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion No. 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

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

During May 2006, the Company issued 525,000 shares of its restricted common stock to the holders of the Company’s Senior Secured Convertible Debentures as part of the units purchased with a value of $250,143. The value was determined through the calculation of the relative fair value under the guidelines of APB Opinion No. 14. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

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