Form 10KSB
period 2006-09-30
US DRY CLEANING CORP
filed 2006-11-30
CIK 920317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-23305

US DRY CLEANING CORPORATION
(Name of small business issuer in its charter)

Delaware	77-0357037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 E. Tahquitz Canyon Way, Suite 203, Palm Springs, CA	92262
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (760) 322-7447

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State issuer’s revenues for its most recent fiscal year:		$6,082,103

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 15, 2006	$	NA

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court     Yes ☒    No☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2006:		16,382,944

Transitional Small Business Disclosure Format (Check One): Yes ☐    No: ☒

TABLE OF CONTENTS

PART I.

i

PART I
Item 1: Description of Business

On January 20, 2005, First Virtual Communications, Inc., a Delaware corporation (“FVC”), and its wholly owned subsidiary, CUseeMe Networks, Inc. (collectively with FVC, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of California, located in San Francisco (the “Bankruptcy Court”). On August 25, 2005, the Debtors and the Official Committee of Unsecured Creditors (the “Committee”) jointly filed a plan of reorganization and a related disclosure statement with the Bankruptcy Court. On September 29, 2005, the Bankruptcy Court approved the disclosure statement (“Disclosure Statement”) with respect to its First Amended Plan of Reorganization (the “Amended Plan”) as containing adequate information, as such term is defined in Section 1125 of Chapter 11 of the United States Bankruptcy Code, to permit the solicitation of votes from creditors on whether to accept the Amended Plan. As also previously reported, after a hearing held on November 14, 2005, the Bankruptcy Court entered an order (“Confirmation Order”) on November 29, 2005 confirming the Amended Plan.

Pursuant to the Amended Plan and the Confirmation Order, the Company and US Dry Cleaning Corporation, a Delaware corporation (“USDC”), consummated a merger transaction (the “Merger”) on December 30, 2005, whereby (pre-merger) USDC merged with and into FVC, with FVC as the surviving corporation (the “post-Merger entity”), in accordance with the Agreement and Plan of Merger by and between FVC and (pre-merger) USDC, dated December 30, 2005 (the “Merger Agreement”). FVC filed the Certificate of Merger with the Secretary of State of Delaware, effective December 30, 2005. The Merger Agreement provided that the Certificate of Incorporation and the Bylaws of FVC shall be the Certificate of Incorporation and the Bylaws of the post-Merger entity, except that the Merger Agreement and the Certificate of Merger provided for the following two amendments to the Certificate of Incorporation. First, the surviving corporation’s name was changed to “US Dry Cleaning Corporation”, effective as of December 30, 2005. The Certificate of Merger also amended the surviving corporation’s Certificate of Incorporation by authorizing 50,000,000 of Common Stock; 50,000,000 shares of Series B Common Stock; and 20,000,000 shares of convertible Preferred Stock for future issuance. A copy of the Merger Agreement is included as Exhibit 10.1 and a copy of the Certificate of Merger is included as Exhibit 3.1, both of which are incorporated herein by reference to the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2006.

Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of (pre-merger) USDC as of immediately prior to the effective time of the Merger was converted into one share of the common stock of the Company (previously FVC), resulting in an aggregate of 9,754,320 shares of the post-Merger entity’s common stock issued in exchange for the outstanding shares of (pre-merger) USDC common stock. All previously issued and outstanding shares of FVC’s common stock were cancelled. The Merger Agreement also provided for representations and warranties by each of the two entities with respect to each such company’s organization and power, authority to enter into the agreement, capitalization, and other representations typical for a transaction of this nature. Outstanding stock options and other convertible securities exercisable or convertible into shares of (pre-merger) USDC common stock are now exercisable or convertible, into shares of common stock of the post-Merger entity at the same exercise price or conversion ratio as set forth in such instruments. USDC issued 275,698 post-Effective date restricted common stock to FVC creditors and 402,942 post-Effective date restricted common stock to cover administrative costs. As of the effective time of the Merger, the individuals who were the directors and executive officers of USDC immediately prior to the Merger became the directors and executive officers of the post-Merger entity.

Reverse Merger Accounting

USDC was formed on July 19, 2005 and on December 30, 2005 completed a “reverse merger” with a public “Shell Company” (as described above) as that term is defined in Rule 12b-2 of the General Rules and Regulations promulgated by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. On August 9, 2005, USDC purchased 100% of the outstanding common stock and membership of Steam Press Holdings, Inc. (“Steam Press”), and Coachella Valley Retail, LLC (“CVR”), respectively, in stock-for-stock type exchanges. USDC, Steam Press, and CVR are hereinafter collectively referred to as the “Company.”

Subsequent to the closing of the Merger Transaction, the historical consolidated statements of operations are those of USDC and its majority-owned subsidiaries. The consolidated balance sheet reflects the net assets of the aforementioned entities (including majority-owned subsidiaries since their acquisition dates) reported at historical cost. All capital stock shares and amounts and per share data have been retroactively restated to reflect the exchange ratio in the Merger Transaction.

Steam Press owns 100% of Enivel, Inc. (“Enivel”), which does business as Young Laundry & Dry Cleaning (“Young”) in Honolulu, Hawaii. Young was founded in 1902 and operates thirteen retail laundry and dry cleaning stores, in addition to providing hotel and other commercial laundry and dry cleaning services. CVR was founded in 2004 and operates five retail laundry and dry cleaning stores under several names in the Palm Springs, California, area.

At July 19, 2005, upon formation, USDC issued approximately 3,875,000 shares of common stock to certain groups and individuals as “founders” stock at par value.

The Company

USDC was formed on July 19, 2005 and on December 30, 2005 completed a reverse merger with a public “Shell Company”. Members of USDC’s management are experienced in acquisition and the operation of retail and dry cleaning operations.

On August 8, 2005, USDC purchased 100% of the outstanding common stock of Steam Press Holdings, Inc. (“Steam Press”), and on August 9, 2005, USDC purchased 100% of the membership units in Coachella Valley Retail, LLC (“CVR”) in stock-for-stock type transactions. USDC, Steam Press, and CVR are hereinafter collectively referred to as the “Company.”

Steam Press owns 100% of Enivel, Inc. (“Enivel”), which does business as Young Laundry & Dry Cleaning (“Young”) in Honolulu, Hawaii. Young was founded in 1902 and operates thirteen retail laundry and dry cleaning stores, in addition to providing hotel and other commercial laundry and dry cleaning services. The Company considers Enivel to be its predecessor, as defined under SEC rules and regulations. Accordingly, the audited statements of operations and cash flows for the year ended September 30, 2004 and ten months ended July 31, 2005, and the unaudited statements of operations and cash flows for year ended September 30, 2003 of Enivel are included as Exhibits 99.2 and 99.3 respectively, which are incorporated herein by reference to the Form 8-K filed with the SEC on October 26, 2006. CVR was founded in 2004 and operates five retail laundry and dry cleaning stores under several names in the Palm Springs, California area.

We estimate that the domestic dry cleaning market generates annual revenues of approximately $10 billion - the exact size is unknown as it is an unregulated industry dominated by small, private, geographically diverse operators.

We believe that the dry cleaning industry is naturally entering a consolidation phase as older proprietors and recent inheritors seek to convert their longstanding businesses into liquid assets. The industry is very fragmented with 85% of the dry cleaning operations family owned and operated without the benefit of professional management or access to efficient capital. There are, however, several regional dry cleaning chains which have multiple locations.

As a growing operator we seek to create value through economies of scale, best practices, access to capital markets, and introduction of management experience not typically seen in the industry. One can look to video stores, coffee houses, grocery stores, fast food and hotel chains to see the benefit of branded enterprises with centralized professional management and a cohesive national vision.

The Company intends to acquire high quality operations within strategic geographical regions in order to maximize the efficiencies of the “hub-and-spoke” concept. With the acquisition of Young Laundry and Dry Cleaners in Honolulu, Hawaii, USDC can track its history back to the beginning of the industry in 1902. Since then, the dry cleaning industry has been durable and has survived, among other things, economic downturns, fads, changes in fashion, wars, depression, and natural disasters.

Over the last year, USDC has completed acquisitions in Hawaii and California with annual revenues of approximately $6,100,000. USDC combines a management team with extensive experience in retail consolidations and dry cleaning operations, with a proven operating model.

We intend to acquire positive cash flow operations at accretive valuations. Since each acquisition target is expected to be self-sufficient prior to any synergies to be gained from consolidation of operations and economies of scale, we expect to limit downside risk.

The Company believes that the current absence of extensive competition to acquire the larger dominant operators will change radically if the industry consolidates. If the Company can generate a foundation on which to support its projected growth, it could become a well-positioned, highly valued acquisition candidate itself. Management believes that the greatest value achieved in any consolidation occurs during the earliest phases.

We expect that a significant driver of value creation post-acquisition and assimilation will be the use of a “hub-and-spoke” method of operation. By operating between one and two local brands from each factory facility, thereby comprising a “district”, the Company may be able to integrate new, smaller operations that are added through acquisition or organic growth in an efficient manner.  As an example, our Hawaiian facility is a 23,000 square foot factory that has been operating two separate brands successfully for over ten years with a hub-and-spoke model. USDC plans additional acquisitions in Hawaii which would incorporate production for the acquired retail stores into the existing central production facility.

The Dry Cleaning Industry

The dry cleaning industry has continued to evolve with the development of numerous chemicals and solvents that enhance the effectiveness of the dry cleaning process. The industry itself now encompasses approximately 27,000 U.S. based providers generating estimated revenues in excess of approximately $10 billion per year.

Industry Overview

As the majority of the industry is private, there is limited information available for comparative purposes. Nevertheless, there are a few fundamental points typical to the average operator:

•	Eighty-five percent of the 27,000 dry cleaners in the United States are small owner operated shops.
•
Dry cleaning occupations consist of skilled dry cleaners, spotters, pressers, and counter attendants, with most dry cleaning establishments requiring workers to perform at least two of these jobs out of necessity. Classic family-owned-and-operated cleaners typically have two or three full-time employees (including the owner) and some additional part-time employees. A typical operation might consist of a single small storefront operation, with customer pickup and delivery in the front and cleaning and finishing in the back.

•
We believe the most profitable form of dry-cleaning business is a “hub and spoke” company that performs all of the processing in large, centralized production facilities. This type of firm often includes additional pick-up and drop-off points that provide the main plant with goods to dry clean.

History & Highlights

Average annual revenues for the dry cleaning industry have historically increased by roughly the rate of inflation (based on SIC code 7216). In recent years, a number of recurring issues have pressured the dry cleaning industry, including:

•	Intensified competition
•	Higher minimum wages
•	Changes by the Federal Trade Commission in care labelling rules due to fashion’s fabric trends
•	Costly environmental regulations
•	Non-renewal of leases by building owners where cleaners operate
•	Increasing public concern that cleaning solvents may cause cancer

We believe that the Company is better equipped to address these challenges than small, independent operators.

Competition

The Company operates in an industry that is subject to intense competition. A handful of markets are dominated by large, well-capitalized operators who have implemented a model similar to USDC’s vision; serving multiple locations with centralized, large capacity production facilities. Smaller players are finding it more difficult to retain market share due to higher overall operating costs and constraints. The Company believes that its strategy of centralized operations, consolidation, and public corporate structure is unique in the dry cleaning industry. However, there can be no assurance that other enterprises may not seek to acquire a significant number of dry cleaning operations in markets in which the Company currently or prospectively will operate.

Other Risks and Uncertainties

The Company faces risks and uncertainties relating to its ability to successfully implement its business strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing the expansion of its operations; attracting and retaining qualified personnel; maintaining and developing new strategic relationships; and the ability to anticipate and adapt to the changing markets and any changes in government or environmental regulations. Therefore, the Company is subject to the risks of delays and potential business failure.

Environmental Regulation

The dry cleaning industry has been a target for environmental regulation during the past two decades due to the use of certain solvents in the cleaning process. For example, in 2002 air quality officials in Southern California approved a gradual phase out of Perchloroethylene (“Perc”), the most common dry cleaning solvent by 2020. Under this regulation, which went into effect January 1, 2003, any new dry cleaning business or facility that adds a machine must also add a non-Perc machine. While existing dry cleaners can continue to operate one Perc machine until 2020, by November 2007 all dry cleaners using Perc must utilize state-of-the-art pollution controls to reduce Perc emissions. The Company believes that it is successfully integrating the new dry cleaning processes.

Management feels that domestic media have generally sensationalized the perceived hazards of Perc to operators, clients and the environment in general. Perc is a volatile, yet non-flammable, substance that requires precautions and proper handling. However, it has proven safe, effective and completely manageable for years and the Company anticipates that its centralized operations and improvements in all facets of the business will further improve the safety for employees, clients and the environment. The Company will continue to utilize Perc where permitted on a limited interim basis to assure an orderly transition. To the extent that additional investment for environmental compliance may be necessary, the Company does not anticipate any significant financial impact. In the opinion of management, the Company complies in all material respects with all known relevant rules and regulations pertaining to the use of chemical agents.

As with any company involved in the use of chemical agents, the Company may, from time to time, be subject to any or all of the following regulatory guidelines:

1. The Clean Water Act;
2. The Clean Air Act;
3. The Resource Conservation & Recovery Act;
4. The Comprehensive Environmental Response, Compensation & Recovery Act; and
5. Additional State and Local guidelines and legislation.

The Company complies in all material respects with all known federal, state, and local legislation pertaining to the use of all chemical agents and will endeavor to ensure that the entire organization proactively remains in compliance with all such statutes and regulations in the future.

Business Strategy

The Company only seeks to acquire the leading operators in a geographic market with a track record of profitability. Company research indicates that there are approximately 100 market-leading operators in the U.S. that are environmentally compliant and have revenues in excess of $5 million annually. Typically these companies are second to third generation owned and lack an exit strategy. The Company then intends to make subsequent acquisitions within a target market, utilizing the central plant already established.

Eliminate Administrative Duplication

The Company’s efforts to be more efficient will extend to administration and management affairs - human resources, advertising, payroll, legal, information technology, accounting, etc. will all be centralized. This will eliminate duplication of administrative efforts and associated personnel throughout the organization, while keeping day-to-day decisions close to the customer and employee base, allowing district managers to focus on customer service, local marketing, quality, and revenue growth.

Management Effectiveness

The Company intends to initially leave existing field management in place with each additional acquisition and focus initial savings on elimination of back-office and administrative duplication of efforts.

Real Estate Location Advantages

Management intends to establish its central plant in office parks and commercial zones where concerns over chemical use and storage are limited and large, noisy industrial operations are typical. Retail fronts become a mere access point for clients to drop-off and pick-up their orders; thus, the Company can eliminate the requirement for significant square footage in its store fronts, which are typically in high-rent, high-turnover locations. The actual cost savings to the organization will be dictated by the geographical location of each store front and the reduction in square footage. Finally, this arrangement eliminates the complication of seeking high-visibility, high-traffic locations for an industrial operation.

Operations Strategy

Management operates centrally located dry cleaning factories in Hawaii and California that serve as production plants for multiple dry cleaning store fronts, as well as the hub for hotel, resort, and pick-up and delivery service. Central processing allows for the selection of prime sites for new locations, as less square footage is required for these service centers. Much of the potential growth lies with ancillary services, most notably pick-up and delivery, alterations, and servicing the targeted area’s hotel and resort communities.

The Company believes it can implement the following changes that will enhance operations of acquired companies and support its growth initiatives:

•	Leverage Infrastructure. The Company intends to maximize the utility and efficiencies of a central production facility and “hub and spoke” structure;
•	Route Expansion. The Company intends to add additional “pickup and delivery” service areas;
•
Store Fronts. The Company plans to expand the number of storefronts with each acquired market as quality locations become available. These locations will have automated systems to assist in the tracking of clothes; professionally trained and uniformed counter staff; a clean, bright lobby area; and quality changing/alterations areas;

•
Brand Name. Initially, USDC will retain the brand names of the acquired market leaders, preserving the customer goodwill in that area. Over time, the Company intends to establish brand name awareness of its corporate name; and

•
Additional Products. By offering ancillary product lines, such as pick-up and delivery service, expanded household services beyond clothing, on-site alterations, fire restoration, and shoe repair and maintenance, the Company will seek to add incremental profits through leveraging existing central-plant operations.

Hub and Spoke

The Company intends to utilize the “hub and spoke” operating model. This model, which is based on a centralized plant versus numerous smaller facilities within one market, has proven advantageous and more profitable for the well capitalized, experienced operators that are currently deploying the model. The model requires an upfront investment of capital. Upon the completion of the central plant, additional volume is immediately and easily absorbed at a lower per unit cost with improved quality. It also enables the flexibility to offer additional value-added services.

The Company intends to target those markets that are well suited for the “hub and spoke” method of operation, which shall possess some or all of the following desirable requirements:

•	Ample high-income population within a tight geographic area with a high demand for services and a low threshold of competition;
•	A traffic infrastructure allowing for the ease of transportation 1) between stores and production facility, and 2) for the Company’s route drivers when picking up and delivering clothing;
•	An abundant trained labor pool, forecasted well in excess of demand for the next ten years; and
•
Numerous retail center openings planned over the next 5-10 years, representing an opportunity to open new storefronts. Furthermore, the population should be growing within each of the Company’s proposed markets.

Districts

The Company will consist of a number of operating “districts”. Each district will be comprised of a central plant with approximately fifteen to fifty stores across one or two brands. Each district will be managed by one general manager who oversees a customer service manager, a plant manager, and an office manager. This arrangement and its actual parameters, headcount, and layout are subject to substantial change and revision to meet the evolving needs of the business. However, based upon experience in the industry, the Company’s management believes such an arrangement would operate efficiently. This structure allows for a central office infrastructure, while keeping day-to-day decision making close to the customer- and employee-base.

Major Customers

We currently provide multiple services under separate contracts to Hilton Hawaiian Village which represent more than 10% of our annual revenues for our Hawaiian operations.

Employees

The Company has 146 employees, of which 137 are full-time. None of the Company’s employees are represented by a labor union. The Company currently contracts with three professional consultants.

Item 1A: Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this Report on Form 10-KSB and other Company filings with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”) when evaluating the Company and its business before purchasing shares of the Company's common stock. Our business, operating results, and financial condition could be seriously harmed due to any of the following risks. The risks described below are material risks that we are currently aware of that are facing our Company. Additional risks not presently known to us or which we currently believe to be immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Our ability to implement our growth strategy may be limited, and even if implemented, there can be no assurance that future acquisitions will not have a material adverse effect on the Company’s operating results.

The Company’s growth strategy includes acquisitions. There can be no assurance that the Company will be able to continue to successfully identify suitable acquisition candidates, complete acquisitions, and integrate acquired operations (including the operations comprising the acquisitions) into its existing operation and/or expand into new markets. While the acquired operations are being integrated into the Company’s existing operations, and even thereafter, the acquired operation may not achieve levels of revenue or profitability comparable to those achieved by the Company’s existing operations, or otherwise perform as expected, particularly in the fiscal quarters immediately following the consummation of such transactions.

In addition, notwithstanding its own due diligence investigation, management has, and will have, limited knowledge about the specific operating history, trends, and customer patterns of the dry cleaning stores to be acquired in connection with future acquisitions. Consequently, there can be no assurance that the Company will make future acquisitions at favorable prices, which acquired stores will perform as well as they had performed historically, or that the Company will have sufficient information to accurately analyze the markets in which it elects to make acquisitions. Failure to pay reasonable prices for acquisitions or to acquire profitable dry cleaning stores could have a material adverse effect on the Company’s financial condition and results of operations. Furthermore, management will be relying upon certain representations, warranties, and indemnities made by the sellers with respect to the acquisitions, as well as its own due diligence investigation. There can be no assurance that such representations and warranties will be true and correct or that the Company’s due diligence will uncover all material adverse facts relating to the operations and financial condition of the store acquired. Any material misrepresentation could have a material adverse effect on the Company’s financial condition and results of operations.

Competition for acquisitions could adversely affect our ability to continue our growth.

If larger, better-capitalized companies enter the industry and seek to acquire the same dry cleaning stores that the Company seeks to acquire, it would be likely that acquisition prices would increase and result in fewer acquisition opportunities, which could have a material adverse effect on the Company’s growth.

Our anticipated continued growth will depend in part on our ability to open and operate new stores on a profitable basis.

Although the Company intends to increase the number of stores within its current market areas and believes that adequate sites are currently available in these markets, the rate of new store openings is subject to various contingencies, some of which are beyond the Company’s control. These contingencies include the Company’s ability to hire, train and retain competent store management and other personnel, the ability to obtain adequate capital resources, and the successful integration of new stores into existing operations. There can be no assurance the Company will be able to achieve its planned expansion or that any anticipated expansion will be profitable. Failure of the Company to achieve its planned expansion on a profitable basis could have a material adverse effect on the Company’s financial condition and results of operations.

There can be no assurance that we will be able to generate or secure sufficient funding to support our growth strategy.

The Company intends to finance future acquisitions and new store openings with cash from operations, the issuance of capital stock, borrowings, and the net proceeds from the sale of debt and/or equity securities. If the Company does not have sufficient cash from operations, funds available under credit facilities and/or the ability to raise cash through the sale of debt and/or equity securities, or cannot issue its capital stock on terms suitable to the Company, the Company will be unable to pursue its growth strategy, which could have a material adverse effect on the Company’s ability to increase its revenue and net income (or reduce its net loss, as applicable), and on the Company’s financial condition and results of operations.

Our industry is highly competitive.

The dry cleaning industry is highly competitive. The Company believes there could be as many as 40,000 dry cleaning stores in the United States, and we face intense competition for customers and access to suitable store locations. The Company will compete with other dry cleaner operators in each of its projected markets. Some of the Company’s competitors could have greater financial and marketing resources, market share, and/or name recognition than the Company. In addition, the Company’s proposed business could be affected by fashion trends, the economy, and a reduction in its markets’ population growth and/or financial conditions and habits. There can be no assurance that we will be able to compete successfully with such entities in the future.

Our success depends on our management team.

The Company’s operations are dependent on the continued efforts of its Board of Directors and its executive officers, including Michael E. Drace, our President, Chief Executive Officer and Secretary; and Haddon B. Libby, our Chief Financial Officer; which both are under two-year employment contracts. The Company also maintains key-man life insurance on Mr. Drace. If any of these individuals become unwilling or unable to continue their employment or association with the Company, the Company’s business could be affected materially and adversely. Furthermore, the Company’s management has been assembled only recently and has had only a limited opportunity to work together as a team. As a result, there can be no assurance that the Company’s management team will be successful in managing the operations of the Company or be able to effectively implement the Company’s business and expansion strategy. Failure of the Company’s management group to successfully manage the operation of the Company or to effectively implement the Company’s business and expansion strategy could have a material adverse effect on the Company’s financial condition and results of operations.

If we are unable to attract and retain qualified personnel with dry cleaning service-related experience, our business could suffer.

Our current and future success depends in-part on our ability to identify, attract, assimilate, hire, train, retain, and motivate professional, highly-skilled technical, managerial, sales and marketing, and customer service personnel with dry cleaning service-related experience. If we fail to attract and retain the necessary managerial, sales and marketing, technical, and customer service personnel, we may not develop a sufficient customer base to adequately develop our proposed operations and our business could fail.

No independent market studies have been made to confirm the continued demand for our dry cleaning services.

No independent market studies have been made that confirm the demand for our dry cleaning services. If there is not a sufficient market for our dry cleaning services, we may suffer or fail in our business and cease operations.

Rights of our stockholders may be negatively affected if we issue any of the shares of preferred stock that our Board of Director has the authority to issue.

We have available for issuance 20,000,000 shares of convertible preferred stock, par value $0.001 per share. Our Board of Directors is authorized to issue any or all of this preferred stock, in one or more series, without any further action on the part of the stockholders. The rights of our stockholders may be negatively affected if we issue additional shares of preferred stock that has preference over our common stock, with respect to the payment of dividends and/or distribution upon our liquidation, dissolution, or winding up.

The success of our expansion strategy depends on the continued loyalty of the customers of the acquired stores.

The success of the dry cleaning stores to be acquired in any acquisition depends in large part on the Company’s ability to successfully convert acquired stores within each market to a single brand name (or in some cases, two brand names), logo, and format without negatively impacting customer service in these stores or a customer’s perception of these stores. To the extent that customers have developed loyalty to current names and logos, such transitions could result in a loss of customers. A significant loss of customers would have a material adverse effect on the Company’s financial condition and results of operations.

The fact that our directors, executive officers, and more than 5% stockholders beneficially own approximately 30% of our capital stock may decrease your influence on stockholder decisions.

Our executive officers, directors, and more than 5% stockholders, in the aggregate, beneficially own 30% of our common stock. As a result, acting together these persons and entity have the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our bylaws, and any merger, consolidation, or sale of all or substantially all of our assets.

Technological advances and regulatory changes may erode revenues that could be derived from our proposed operations, which could increase competition and put downward pressure on prices for our proposed services.

New technologies and regulatory changes, particularly those relating to environmental issues, if any, could impair our prospects, put downward pressure on prices for our dry cleaning and certain proposed services, and adversely affect our operating results. In addition, the competition in our market from the incumbent providers of dry cleaning services may place downward pressure on prices for such services, which can adversely affect our operating results. In addition, we could face competition from other companies we have not yet identified or which may later enter into the market. If we are not able to compete effectively with these industry participants, our operating results would be adversely affected.

Many of our competitors and potential competitors could have superior resources, which could place us at a cost and price disadvantage. Thus, we may never realize revenues sufficient to sustain our operations, and we may fail in our business and cease operations.

Many of our competitors and potential competitors may have significant competitive advantages, including greater market presence; name recognition; superior financial, technological and personnel resources; superior services and marketing capabilities; and significantly larger customer bases. As a result, some of our competitors and potential competitors could raise capital at a lower cost than we can, and they may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the development, marketing, and sale of services than we can. Also, our competitors’ and potential competitors’ greater brand-name recognition may require us to price our services at lower levels in order to win business. Our competitors' and potential competitors’ financial advantages may give them the ability to reduce their prices for an extended period of time if they so choose.

We depend on third-parties for many functions. If the services of those third-parties become unavailable to us, we may not be able to conduct our business. Thus, we may never realize revenues sufficient to sustain our operations, and we may fail in our business and cease operations.

We depend and will continue to depend upon third parties to install and/or upgrade some of our systems, provide equipment and maintenance, and provide our customers ancillary services. We cannot provide any assurances that third-parties will perform their contractual obligations or that they will not be subject to environmental or economic events, which may have a material adverse effect on their ability to provide us with necessary services. If they fail to perform their obligations, or if any of these relationships are terminated and we are unable to make suitable alternative arrangements on a timely basis, we may not be able to conduct our business and will have to cease operations.

Our business is seasonal and is affected by general economic conditions.

Like most other retail businesses, our business is seasonal and our operations may be negatively affected by local, regional, or national economic conditions, such as levels of disposable consumer income, consumer debt, interest rates, and consumer confidence. Any economic downturn might cause consumers to reduce their spending, which could negatively affect our business. We cannot assure you that a long economic downturn would not have a material negative effect on us.

We do not intend to pay dividends; you will not receive funds without selling shares

We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you may not receive any funds without selling your shares.

Our common stock may be subject to penny stock rules, which make it more difficult for our stockholders to sell their common stock.

Our common stock is subject to certain rules and regulations relating to “penny stocks” (generally defined as any equity security that is not quoted on the NASDAQ Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain “sales practice requirements” for sales in certain non-exempt transactions (i.e., sales to persons other than established customers and institutional “accredited investors”), which include, among certain other restrictions, the delivery of a standardized risk disclosure document relating to the penny stock market, a uniform two day waiting period following delivery of such disclosure document and receipt of a signed and dated acknowledgement of receipt of such disclosure document before such transaction may be effected, and monthly statements disclosing recent bid and offer quotations for the penny stock held in the account. If the broker-dealer is the sole market maker, the broker-dealer must disclose this, as well as the broker-dealers presumed control over the market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. For as long as our securities are subject to the rules on penny stocks, the liquidity of our common stock could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.

Item 2: Description of Property

We are currently leasing our administrative and sales offices located at 1930 Auiki Street, Honolulu, Hawaii 96819. The following is a list of our leased production and retail facilities.

•	Main production plant, Honolulu, HI, approximately 23,000 square feet.
•	Nuuanu retail location, Honolulu, HI, approximately 700 square feet.
•	Bishop retail location, Honolulu, HI, approximately 450 square feet.
•	TOPA retail location, Honolulu, HI, approximately 300 square feet.
•	Pacific Guardian retail location, Honolulu, HI, approximately 600 square feet.
•	Hawaii Kai retail location, Honolulu, HI, approximately 1,200 square feet.
•	Manoa retail location, Honolulu, HI, approximately 400 square feet.
•	Kahala retail location, Honolulu, HI, approximately 600 square feet.
•	Windward City retail location, Kaneohe, HI, approximately 400 square feet.
•	Kailua retail location, Kailua, HI, approximately 780 square feet.
•	Mililani retail location, Mililani, HI, approximately 460 square feet.
•	Kapolei retail location, Kapolei, HI, approximately 960 square feet.
•	Waimalu retail location, Pearl City, HI, approximately 575 square feet.
•	Big Horn retail location, Rancho Mirage, CA, approximately 1,600 square feet.
•	Mission Plaza retail location, Cathedral City, CA, approximately 1,400 square feet.
•	NWC Highway 111 retail location, Indio, CA, approximately 1,000 square feet.
•	Sun City retail location, Palm Desert, CA, approximately 950 square feet.
•	Fred Waring & Jefferson, Indio, CA, approximately 1,000 square feet.
•	Crossroads at El Paseo, Palm Desert, CA, approximately 800 square feet.

It is the Company’s intent to lease additional production facilities within Palm Springs/Riverside, California in the foreseeable future to replace a facility lost to a fire in July 2005.

Item 3: Legal Proceedings

From time to time, the Company may be involved in various claims, lawsuits, or disputes with third-parties incidental to the normal operations of the business. The Company is not currently involved in any such litigation. Furthermore, the Company is not aware of any proceeding that a governmental authority is contemplating.

Item 4: Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the year ended September 30, 2006.

PART II

Item 5: Market for Common Equity and Related Stockholder Matters

Market Information

Prior to the events disclosed herein, FVC’s common stock had been quoted on the Pink Sheets® under the symbol FVCC. All shares of such common stock that were outstanding were cancelled pursuant to the Confirmation Order and the Amended Plan. No active public trading market in our securities has yet commenced.

Penny Stock Rules

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or traded on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction (by a person other than an established customer or an “accredited investor”) in a penny stock, among certain other restrictions, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. In addition, the penny stock rules require a uniform two-day waiting period following delivery of the standardized risk disclosure document and receipt of a signed and dated acknowledgement of receipt of such disclosure document before the penny stock transaction may be completed.

The broker-dealer also must provide, prior to effecting any transaction (by a person other than an established customer or an “accredited investor”) in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

If and when an active public market develops for our common stock, these disclosure requirements may have the effect of reducing the trading activity in our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of the date of this Report, there were approximately 263 stockholders of record.

Dividends

We have not paid any cash dividends since inception to the holders of our common stock. The declaration of any future cash dividend will be at the discretion of the Board of Directors and will depend upon the earnings, if any, capital requirements, and our financial position, general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, into the business.

Recent Sales of Unregistered Securities

During September 2005, the Company issued 196,140 shares of its restricted common stock as employee awards with an estimated fair value of $21,141. In September 2006, the Company cancelled 4,000 shares of its restricted common stock as employee awards with an estimated fair value of $483. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During November 2005, the Company issued 1,750,000 shares of its restricted common stock to the holders of the Company’s Senior Secured Convertible Promissory Notes as part of the units purchased with an estimated fair value of approximately $198,000. The value was determined through the calculation of the relative fair value under the guidelines of Accounting Principles Board (“APB”) Opinion No. 14. Such amount is being amortized to interest expense over the maturity period in accordance with EITF Issue No. 00-27. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During November 2005, the Company issued 100,000 shares of its restricted common stock with an estimated fair value of approximately $12,000, for the purchase of a business route. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During January 2006, the Company issued 300,000 shares of its restricted common stock to the Company’s Chief Financial Officer as required by his employment contract with a value of $36,240. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During May 2006, the Company issued 525,300 shares of its restricted common stock to the holders of the Company’s senior secured convertible debentures as part of the units purchased with an estimated fair value of approximately $250,000 which was recorded as a discount against the face of the notes payable and is being accreted to interest expense over the terms of the notes. The value was determined through the calculation of the relative fair value under the guidelines of APB Opinion No. 14. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During May 2006, the Company issued 3,722,492 shares of its restricted common stock for conversion of $3,500,000 in senior notes payable plus $38,282 in accrued interest. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During May 2006, the Company issued 2,099,372 shares of its restricted common stock for conversion of $5,073,000 in senior debentures plus $72,652 in accrued interest. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

In August 2006, the Company, pursuant to a consultant agreement, issued 200,000 shares of its restricted common stock in exchange for certain consulting services to be provided to the Company, which was valued at $50,000. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

Item 6: Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements made herein and in other public filings and releases by the Company contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future capital expenditures, acquisitions (including the amount and nature thereof), future sales, earnings, margins, costs, number and costs of store openings, demand for clothing, market trends in the retail clothing business, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including, but not limited to, Management's Discussion and Analysis or Plan of Operation section and other sections of our filings with the SEC under the Exchange Act and the Securities Act.

Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, domestic economic activity and inflation, our successful execution of internal operating plans and new store and new market expansion plans, performance issues with key suppliers, severe weather, and legal proceedings. Future results will also be dependent upon our ability to continue to identify and complete successful expansions and penetrations into existing and new markets and our ability to integrate such expansions with our existing operations.

Company Overview and Recent Trends

Overview

USDC is a Delaware corporation that was formed on July 19, 2005 and on December 30, 2005 completed a reverse merger with a public “Shell Company”, as discussed herein. Members of USDC’s management are experienced in acquisition and the operating of retail and dry cleaning operations.

The operating results for the periods presented should not be deemed to be reflective of expected future operating results as such results only reflect operations for the year ended September 30, 2006 and for the period July 19, 2005 (inception) to September 30, 2005. These results are not indicative of the Company’s operations on a going-forward basis. The results were adversely affected by several factors including a fire at the primary Palm Springs location which shut down operations at that facility for over ten months and required the Company to process dry cleaning with third-party processors in order to retain market share. Other factors include the fact that both CVR and Steam Press were significantly under-capitalized prior to being acquired by the Company and, as such, were unable to implement operational improvements and initiate significant marketing plans. We have initiated corrective actions, and are preparing these operations for additional sales volume resulting from planned future acquisitions.

Revenues

For the year ended September 30, 2006, we had revenues of approximately $6,082,000 with a gross margin of 46.8%. Our revenues were derived from laundry, dry cleaning, hotel, uniform and industrial services.

Operating Expenses

For the year ended September 30, 2006, operating expenses were approximately $6,592,000. Delivery, store, and sales expenses totaled approximately $2,592,000 and related primarily to the operation of our retail stores. Administrative expenses were approximately $1,353,000 and consisted mainly of administrative payroll of $822,000, approximately $107,000 in insurance, approximately $107,000 in travel, and approximately $320,000 in general administrative expenses. Other operating expenses were approximately $2,374,000 and consisted primarily of legal, accounting and consulting services incurred in conjunction with becoming a public company. Depreciation and amortization expenses were approximately $272,000.

Operating Loss

For the year ended September 30, 2006, we had an operating loss of approximately $3,744,000. The operating loss is partially due to a fire at the main CVR processing plant, which caused the Company to outsource its production work. The loss of the CVR plant caused us to incur additional overhead while the Company worked with the insurance company to settle its claims and look for new facilities.

Other Expenses

For the year ended September 30, 2006, other expenses were approximately $2,158,000 which consisted primarily of debt issuance costs of approximately $1,838,000 and interest expense of approximately $936,000; which are offset by approximately $616,000 in other income for insurance proceeds from the Palm Springs fire.

Net Loss

For the year ended September 30, 2006, we had a net loss of approximately $5,902,000 or $0.49 per common share.

Liquidity and Going Concern Considerations

Liquidity

During the year ended September 30, 2006, the Company raised net proceeds of approximately $5.8 million through the issuance of senior secured convertible notes and convertible debentures.

As of September 30, 2006, we had working capital of approximately $58,000. Our current assets were approximately $2,323,000, which consisted primarily of approximately $1,414,000 in cash, $602,000 in net trade and other receivables, and $307,000 in prepaid expenses and other current assets. Our current liabilities were approximately $2,265,000, which consisted primarily of approximately $1,573,000 in trade accounts payable and accrued expenses and approximately $526,000 in current portion of long-term debt.

Net cash used in operating activities during the year ended September 30, 2006 was approximately $2,941,000. The current period results were due primarily to the operating loss of approximately $5,902,000 along with an increase in accounts receivable and other current assets of approximately $120,000, which were offset by approximately $2,194,000 in non cash transactions made up primarily of depreciation and amortization, and amortization of debt discounts and deferred financing costs; and a decrease of approximately $786,000 in accounts payable.

Cash flow used in investing activities for the year ended September 30, 2006, was approximately $390,000 and consisted of capital expenditures.

For the year ended September 30, 2006, cash flow provided by financing activities totaled approximately $4,040,000 and consisted primarily of the net proceeds from the issuance of notes payable (including convertible notes) of approximately $5,806,000, offset by repayments on notes payable and capital leases of approximately $649,000.

Going Concern Considerations

The consolidated financial statements included elsewhere herein have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. At September 30, 2006, the Company had an accumulated deficit of approximately $(6,854,000), working capital of approximately $58,000, and has suffered significant net losses since inception. The Company’s business plan calls for various business acquisitions which will require substantial capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and/or equity financing transactions and facilitate such fund raising efforts by registering shares of its common stock with the SEC as a public company. However, such financing transactions may be insufficient to fund its planned acquisitions, capital expenditures, working capital, and other cash requirements for the fiscal year ending September 30, 2007.

The Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Since inception, the Company has yet to generate any profits from operations. Accordingly, the Company has met its capital requirements primarily through the private sale of its convertible secured promissory notes payable and secured convertible debentures. The Company has raised approximately $8.1 million in net cash proceeds through such private sales. In May 2006, the majority of the holders of senior-secured convertible notes payable elected to convert them into the Company’s common stock.

The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the Company’s ability to maintain and expand its customer base, the level of resources required to expand the Company’s marketing and sales organization, and other factors. As more fully explained elsewhere herein, the Company’s management presently believes that cash generated from operations (if any), combined with the Company’s current cash positions and debt and/or equity financing proposals now under consideration will be sufficient to meet the Company’s anticipated liquidity requirements through September 2007. However, there can be no assurances that any debt and/or equity financing transactions now under consideration will be successful at acceptable terms.

Critical Accounting Policies

To prepare the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, we provide for estimates regarding the collectability of accounts receivable, the recoverability of long-lived assets, as well as our deferred tax asset valuation allowance. On an ongoing basis, we evaluate our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Future financial results could differ materially from current financial results.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The Company recognizes revenue on retail laundry and dry cleaning services when the services are deemed to have been provided. For “walk-in and pickup-and-delivery” type retail customers, the order is deemed to have been completed when the work-order ticket is created and the sale and related account receivable are recorded. For commercial customers, the sale is not recorded until the Company delivers the cleaned garments to the commercial customer. Generally, the Company delivers the cleaned garments to commercial customers the same day they are dropped off (same-day service).

Returns and Allowances

We experience claims for items damaged during processing, adjustments in resolution of customer disputes, and promotional discounts, all of which are recorded as incurred. Such charges average about one percent of gross revenue. Sales are reported in the accompanying financial statements net of “Returns and Allowances”, which are reflected as a reduction of gross sales.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and the customers’ current buying habits. We monitor collections and payments from our customers and maintain a provision for estimated credit losses based on specific customer collection issues that have been identified.

Long-lived Assets

We assess the impairment of long-lived assets, including goodwill, annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held for use is based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, we adjust the asset to the extent that the carrying value exceeds the estimated fair value of the asset. Our judgments related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge, which would result in decreased net income (or increased net loss) and reduce the carrying value of these assets.

Deferred Tax Assets

Deferred tax assets are recorded net of a valuation allowance. The valuation allowance reduces the carrying amount of deferred tax assets to an amount the Company’s management believes is more likely than not realizable. In making the determination, projections of taxable income (if any), past operating results, and tax planning strategies are considered.

Purchase Price Allocations for Acquisitions

The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values. We reached our conclusions regarding the estimated fair values assigned to such assets based upon the following factors:

Customer Relationship Assets

The Company has contractual relationships with several hotels to service the laundry needs of their guests. These contracts constitute roughly one-half of the total business. Our valuation is based on a discounted cash flow (“DCF”) analysis of the cash flows attributable to the contracts that were in force. Revenue from these contracts were projected out for eighteen months and incorporating straight-line attrition during that period. We applied the industry operating margin to projected revenues and tax-affected the requisite return to arrive at a debt-free net cash flow attributable to the customer relationship contracts. The cash flows were then discounted to present to arrive at a total present value with a useful life based on the average contract term.

Non-contractual customer relationships were valued pursuant to the guidance of EITF bulletin 02-17. Annual attrition in the Company’s base is generally low. Accordingly, our valuation is based on a ten year forecast horizon of revenues from these relationships. All operating expenses have been allocated based on revenue and operating income and tax-affected to arrive at debt-free net cash flow attributable to these relationships. The cash flows were then discounted to present to arrive at a present value with a useful life of ten years based on the reciprocal of the attrition rate.

Trade Name/Trademarks

Our valuation of the Trade Name/Trademarks is based on a derivative of the DCF method that estimated the present value of a hypothetical royalty stream. The royalty rate was derived by examining the royalties paid for dry cleaning franchises as well as the industry operating margin of sales. The royalty rate was applied to the appropriate revenue base to arrive at the periodic royalty due. The royalty was then reduced for the cost of administering and enforcing agreement and then reduced by income taxes to arrive at after-tax net royalties. The after-tax net royalties were discounted to present cost of equity, thereby yielding a value on Trade Name/Trademarks with a useful life of ten years.

We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. As part of that analysis, we also must determine whether an acquired entity is considered to be a “business” or a “set of net assets” because only if a business is acquired can any of the purchase prices be allocated to goodwill. We determined that the Steam Press and CVR acquisitions were acquisitions of businesses. See Note 6 to the Company’s consolidated financial statements included elsewhere herein for additional information.

Contractual Commitments

On July 29, 2005, the Company entered into a two-year employment agreement with Mr. Drace. Under the terms of such agreement, Mr. Drace shall be compensated $175,000 during the first 12-month period and $183,600 during the second 12-month period. Mr. Drace also qualifies for certain other benefits and a discretionary bonus. Furthermore, Mr. Drace is entitled to participate in the Company’s stock option plan at a level commensurate with his position. This agreement may be extended for three additional years by mutual consent, and entitles Mr. Drace to severance pay equal to six months’ salary in the event his employment is terminated without cause.

On October 21, 2005, the Company entered into a term sheet with Haddon Libby. Under the terms of such agreement, Mr. Libby shall be compensated $150,000 annually. He will receive periodic performance bonuses that, on an annual basis, can be as high as three times his base salary. Mr. Libby also received 300,000 shares of restricted common stock as a start-up bonus with a value of $0.1208 per share. Furthermore, Mr. Libby is entitled to severance pay equal to six months’ salary in the event his employment is terminated without cause.

A summary of the Company’s contractual obligations and commitments as of September 30, 2006 is as follows:

Contractual Obligations and Commitments	Total	2007	2008	2009	2010	Beyond

Operating leases	$2,978,000	$774,000	$687,000	$570,000	$416,000	$531,000
Capital lease obligations	399,000	160,000	129,000	93,000	17,000	—
Long-term debt	779,000	468,000	286,000	14,000	8,000	3,000
Total Contractual Obligations and Commitments	$4,156,000	$1,402,000	$1,102,000	$677,000	$441,000	$534,000

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, do not engage in trading activities involving non-exchange traded contracts, and are not a party to any transaction with persons or entities that derive benefits, except as disclosed herein, from their non-independent relationships with us.

Inflation

We believe that inflation generally causes an increase in sales prices with an offsetting unfavorable effect on the cost of products and services sold and other operating expenses. Accordingly, with the possible exception of the impact on interest rates, we believe that inflation will have no significant effect on our results of operations or financial condition.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. The cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured at the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. In April 2005, the SEC released Staff Accounting Bulletin No. 107, which provided additional guidance on the adoption of SFAS 123(R) and amended its previously adopted rule to modify compliance dates for SFAS 123(R), requiring adoption for fiscal years beginning after June 15, 2005. The Company adopted FAS 123(R) on January 1, 2006. Management believes the adoption did not have a significant impact on the consolidated financial statements for the year ended September 30, 2006. We will continue to evaluate the impact of SFAS 123(R) on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. APB Opinion No. 20, “Accounting Changes”, previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for us as of October 1, 2005. We do not believe that the adoption of SFAS No. 154 had or will have a material impact on our financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or "hybrids" which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined "hybrid" must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited. The adoption of this pronouncement is not expected to have a material impact on the Company’s future consolidated financial statements.

In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company's consolidated financial position or results of operations.

Item 7: Financial Statements

Index to Consolidated Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheet as of September 30, 2006

F-3	Consolidated Statements of Operations for the year ended September 30, 2006 and for the period July 19, 2006 (inception) to September 30, 2005

F-4	Consolidated Statements of Stockholders’ Equity for the year ended September 30, 2006 and for the period July 19, 2005 (inception) to September 30, 2005

F-5	Consolidated Statements of Cash Flows for the year ended September 30, 2006 and for the period July 19, 2005 (inception) to September 30, 2005

F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
US Dry Cleaning Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of US Dry Cleaning Corporation and Subsidiaries (the "Company") as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2006 and for the period July 19, 2005 (inception) to September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Dry Cleaning Corporation and Subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for the year ended September 30, 2006 and for the period July 19, 2005 (inception) to September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

On December 30, 2005, the Company completed a reverse merger with a publicly traded “shell” company.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses from operations and had an accumulated deficit of approximately $6,900,000 at September 30, 2006. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance roll up activities to the point at which operations may become profitable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, MIRANDA & WILLIAMSON, LLP

November 14, 2006
Newport Beach, California

US DRY CLEANING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006

ASSETS
Current Assets
Cash	$1,414,456
Accounts receivable, net	602,158
Prepaid expenses and other current assets	306,470
Total Current Assets	2,323,084
Property and Equipment, net	1,151,764
Other Assets
Notes receivable	125,908
Goodwill	5,004,699
Intangible assets, net	380,068
Total Other Assets	5,510,675
Total Assets	$8,985,523

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,573,110
Liquidated damages	106,875
Capital lease obligation	117,197
Notes payable	305,463
Related party notes payable	162,634
Total Current Liabilities	2,265,279
Long Term Liabilities

Capital lease obligation, net of current	215,438
Notes payable, net of current	99,391
Related party notes payable, net of current	11,361
Convertible notes payable	200,000
Total Long Term Liabilities	526,190
Total Liabilities	2,791,469
Commitments and contingencies
Stockholders' Equity
Convertible preferred stock; par value $0.001 per share;
20,000,000 authorized shares;
1,200,000 shares issued and outstanding; liquidation preference of $2.40 per share	1,200
Common stock; par value $0.001 per share;
50,000,000 Series B authorized shares;
none issued and outstanding	-
50,000,000 authorized shares;
16,382,944 shares issued and outstanding	16,383
Additional paid-in capital	13,030,945
Accumulated deficit	(6,854,474)
Total Stockholders' Equity	6,194,054
Total Liabilities and Stockholders' Equity	$8,985,523

The accompanying notes are an integral part of these consolidated financial statements.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

	2006	2005

Net Sales	$6,082,103	$959,550

Cost of Sales	(3,233,763)	(642,072)

Gross Profit	2,848,340	317,478

Operating Expenses
Delivery	566,145	81,313
Store	1,422,765	204,946
Selling	603,209	97,065
Administrative	1,353,310	340,736
Other	2,374,135	400,468
Depreciation and amortization	272,314	51,621
Total Operating Expenses	6,591,878	1,176,149

Operating (Loss)	(3,743,538)	(858,671)

Insurance funds	566,174	-
Other income	104,718	15,803
(Interest expense)	(2,829,151)	(109,809)
Total Other Income (Expense)	(2,158,259)	(94,006)

(Loss) before provision for income taxes	(5,901,797)	(952,677)

Provision for income taxes	-	-

Net (Loss)	$(5,901,797)	$(952,677)

Basic and diluted (loss) per common share	$(0.49)	$(0.15)

Basic and diluted weighted average number
of common shares outstanding	12,033,240	6,221,890

US DRY CLEANING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

	Preferred Stock		Series B Common Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 19, 2005 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-

Issuance of founders shares	-	-	-	-	3,875,000	388	(388)	-	-

Issuance of common stock to
creditors related with the
reverse merger	-	-	-	-	678,640	68	(68)	-	-

Issuance of stock in
connection with the acquisition of CVR	-	-	-	-	2,490,000	249	862,751	-	863,000

Issuance of stock in
connection with the acquisition of SPHI	1,200,000	2,880,000	-	-	-	-	-	-	2,880,000

Issuance of common stock to
directors for services	-	-	-	-	450,000	45	54,315	-	54,360

Issuance of common stock to
employees for services	-	-	-	-	196,140	19	21,122	-	21,141

Net loss	-	-	-	-	-	-	-	(952,677)	(952,677)

Balance, September 30, 2005	1,200,000	$2,880,000	-	$-	7,689,780	$769	$937,732	$(952,677)	$2,865,824

Par value change from
$0.0001 to $0.001	-	(2,878,800)	-	-	-	6,921	2,871,879	-	-

Issuance of common stock to
holders of senior notes payable	-	-	-	-	1,750,000	1,750	196,363	-	198,113

Issuance of common stock to
consultant for services	-	-	-	-	300,000	300	61,780	-	62,080

Issuance of common stock to an
officer per employment contract	-	-	-	-	300,000	300	35,940	-	36,240

Issuance of common stock to
holders of debentures	-	-	-	-	525,300	525	249,618	-	250,143

Issuance of common stock for
conversion of senior convertible
notes payable and interest	-	-	-	-	3,722,492	3,722	3,534,560	-	3,538,282

Issuance of common stock for
conversion of convertible
debentures and interest	-	-	-	-	2,099,372	2,100	5,143,552	-	5,145,652

Cancellation of common stock
issued to employees for services	-	-	-	-	(4,000)	(4)	(479)		(483)

Net (loss)	-	-	-	-	-	-	-	(5,901,797)	(5,901,797)

Balance, September 30, 2006	1,200,000	$1,200	-	$-	16,382,944	$16,383	$13,030,945	$(6,854,474)	$6,194,054

The accompanying notes are an integral part of these consolidated financial statements.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,901,797)	$(952,677)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	272,314	51,621
Bad debt expense	4,000	-
Amortization of deferred financing costs	1,366,496	50,058
Equity instruments issued for compensation and services	97,837	75,501
Amortization of debt discounts	448,256	-
Changes in operating assets and liabilities:
Accounts receivable	(108,395)	(60,282)
Prepaid expenses and other current assets	(11,595)	155,214
Other assets	(908)	-
Accounts payable and accrued liabilities	786,157	(116,434)
Liqudated damages	106,875	-
Net cash used in operating activities	(2,940,760)	(796,999)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(390,366)	(93,464)
Cash of acquired companies	-	31,045
Net cash used in investing activities	(390,366)	(62,419)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	5,805,869	2,311,645
Deferred financing costs	(1,117,207)	(299,347)
Repayments on capital lease obligations	(118,513)	(18,026)
Repayments on notes payable	(530,280)	(429,141)
Net cash provided by financing activities	4,039,869	1,565,131
Net increase in cash	708,743	705,713
Cash at beginning of period	705,713	-
Cash at end of period	$1,414,456	$705,713
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$318,823	$109,809
Income taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Adjustment of common and preferred stock par value	$2,878,800	$-
Discount on convertible notes payable	$448,256	$-
Conversion of debt and accrued interest to common stock	$8,683,934	$-
Capital lease additions	$205,536	$-
Assumed note payable with equipment purchase	$85,000	$-

See notes to consolidated financial statements for additional disclosure of non-cash investing and financing activities.
The accompanying notes are an integral part of these consolidated financial statements.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Merger

On January 20, 2005, First Virtual Communications, Inc., a Delaware corporation (“FVC”), and its wholly owned subsidiary, Bankruptcy CUseeMe Networks, Inc. (collectively with FVC, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of California, located in San Francisco (the “Bankruptcy Court”). On August 25, 2005, the Debtors and the Official Committee of Unsecured Creditors (the “Committee”) jointly filed a plan of reorganization and a related disclosure statement with the Bankruptcy Court. On September 29, 2005, the Bankruptcy Court approved the disclosure statement (“Disclosure Statement”) with respect to its First Amended Plan of Reorganization (the “Amended Plan”) as containing adequate information, as such term is defined in Section 1125 of Chapter 11 of the Bankruptcy Code, to permit the solicitation of votes from creditors on whether to accept the Amended Plan. As also previously reported, after a hearing held on November 14, 2005, the Bankruptcy Court entered an order (“Confirmation Order”) on November 29, 2005 confirming the Amended Plan.

Pursuant to the Amended Plan and the Confirmation Order, the Company and US Dry Cleaning Corporation, a Delaware corporation (“USDC”), consummated a merger transaction (the “Merger”) on December 30, 2005, whereby (pre-merger) USDC merged with and into FVC, with FVC as the surviving corporation (the “post-Merger entity”), in accordance with the Agreement and Plan of Merger by and between FVC and (pre-merger) USDC, dated December 30, 2005 (the “Merger Agreement”). FVC filed the Certificate of Merger with the Secretary of State of Delaware, effective December 30, 2005. The Merger Agreement provided that the Certificate of Incorporation and the Bylaws of FVC shall be the Certificate of Incorporation and the Bylaws of the post-Merger entity, except that the Merger Agreement and the Certificate of Merger provided for the following two amendments to the Certificate of Incorporation. First, the surviving corporation’s name was changed to “US Dry Cleaning Corporation”, effective as of December 30, 2005. The Certificate of Merger also amended the surviving corporation’s Certificate of Incorporation by authorizing 50,000,000 of Common Stock; 50,000,000 shares of Series B Common Stock; and 20,000,000 shares of convertible Preferred Stock for future issuance. A copy of the Merger Agreement is included as Exhibit 10.1 and a copy of the Certificate of Merger is included as Exhibit 3.1, both of which are incorporated herein by reference to the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2006.

Pursuant to the Merger Agreement, each issued and outstanding share of the common stock of (pre-merger) USDC as of immediately prior to the effective time of the Merger was converted into one share of the common stock of the Company (previously FVC), resulting in an aggregate of 9,754,320 shares of the post-Merger entity’s common stock issued in exchange for the outstanding shares of (pre-merger) USDC common stock. All previously issued and outstanding shares of FVC’s common stock were cancelled. The Merger Agreement also provided for representations and warranties by each of the two entities with respect to each such company’s organization and power, authority to enter into the agreement, capitalization, and other representations typical for a transaction of this nature. Outstanding stock options and other convertible securities exercisable or convertible into shares of (pre-merger) USDC common stock are now exercisable or convertible, into shares of common stock of the post-Merger entity at the same exercise price or conversion ratio as set forth in such instruments. USDC issued 275,698 post-Effective date restricted common stock to FVC creditors and 402,942 post-Effective date restricted common stock to cover administrative costs. As of the effective time of the Merger, the individuals who were the directors and executive officers of USDC immediately prior to the Merger became the directors and executive officers of the post-Merger entity.

Reverse Merger Accounting

USDC was formed on July 19, 2005 and on December 30, 2005 completed a “reverse merger” with a public “Shell Company” (as described above) as that term is defined in Rule 12b-2 of the General Rules and Regulations promulgated by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. On August 9, 2005, USDC purchased 100% of the outstanding common stock and membership of Steam Press Holdings, Inc. (“Steam Press”), and Coachella Valley Retail, LLC (“CVR”), respectively, in stock-for-stock type exchanges. USDC, Steam Press, and CVR are hereinafter collectively referred to as the “Company.”

Subsequent to the closing of the Merger Transaction, the historical consolidated statements of operations are those of USDC and its majority-owned subsidiaries. The consolidated balance sheet reflects the net assets of the aforementioned entities (including majority-owned subsidiaries since their acquisition dates) reported at historical cost. All capital stock shares and amounts and per share data have been retroactively restated to reflect the exchange ratio in the Merger Transaction.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

1. ORGANIZATION AND NATURE OF OPERATION (continued)

Reverse Merger Accounting (continued)

Steam Press owns 100% of Enivel, Inc. (“Enivel”), which does business as Young Laundry & Dry Cleaning (“Young”) in Honolulu, Hawaii. Young was founded in 1902 and operates thirteen retail laundry and dry cleaning stores, in addition to providing hotel and other commercial laundry and dry cleaning services. CVR was founded in 2004 and operates five retail laundry and dry cleaning stores under several names in the Palm Springs, California, area.

At July 19, 2005, upon formation, USDC issued approximately 3,875,000 shares of common stock to certain groups and individuals as “founders” stock at par value.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has recurring losses from operations, negative cash flow from operating activities of approximately $2,941,000 for the year ended September 30, 2006 and had an accumulated deficit of approximately $6,900,000 at September 30, 2006. The Company’s business plan calls for various business acquisitions which will require substantial additional capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing transactions and facilitate such fund raising efforts by registering shares of its common stock with the SEC as a public company. However, such financing transactions may be insufficient to fund its planned acquisitions, capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2007. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of USDC and its wholly-owned subsidiaries Steam Press and CVR. The accompanying consolidated statements of operations and cash flows reflect the post-acquisition operations of Steam Press and CVR from August 9, 2005 through September 30, 2006. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include the realization of long-lived assets, the valuation allowance on deferred tax assets, and the allowance for doubtful accounts receivable. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

The Company currently maintains substantially all of its day-to-day operating cash with several major financial institutions. At times, cash balances may be in excess of amounts insured by the Federal Deposit Insurance Corporation.

The Company’s accounts receivable result primarily from laundry and dry cleaning services rendered to hotels and other commercial customers. The Company extends credit to its commercial customers based upon evaluation of each customer’s financial condition and credit history. The Company generally does not require collateral from commercial customers.

At September 30, 2006, one customer accounted for approximately 16% of gross accounts receivable. No other single customer accounted for more than 10% of gross accounts receivable as of that date. For the year ended September 30, 2006 and for the period from July 19, 2005 (inception) through September 30, 2005, one customer accounted for approximately 10% and 15% of net sales, respectively. No other single customer accounted for more than 10% of net sales for such reporting periods.

Trade Accounts Receivable

The Company records trade accounts receivable when its customers are invoiced for products delivered and/or services provided. Other accounting policies governing accounts receivables are as follows:

•
Trade accounts receivable are determined to be delinquent based on how recently payments have been received, the customer’s long-term payment history, the Company’s relationship with the customer, and similar factors.

•	Trade accounts receivable are written off as uncollectible based on management’s judgement, considering various factors such as those noted above and the results of recent collection efforts.

Allowance for Doubtful Accounts Receivable

The Company performs periodic reviews of collectability and provides an allowance for doubtful accounts receivable as management deems necessary. Management considers historical and industry trends in establishing such allowance. Management considers the allowance for doubtful accounts receivable at September 30, 2006 of approximately $30,000 to be adequate to provide for losses, which could be sustained in the realization of these accounts. Although the Company expects to collect net amounts due, actual collections may differ from these estimated amounts.

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt using the straight-line method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not significantly extend the useful life of the asset are expensed as incurred. Depreciation is provided over the estimated useful lives of the assets, which range from five to seven years, using accelerated methods. Amortization of equipment under capital leases is provided for using the straight-line method over the lease term or the estimated useful life of the underlying asset, whichever is shorter. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the improvements or the remaining lease term.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Other Intangible Assets," addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. The Company’s identifiable intangible assets consist of customer relationships and the “Young Laundry & Dry Cleaning” trademark in the respective net amounts of approximately $81,000 and $299,000 at September 30, 2006. Customer relationships and the trademark are amortized using the straight-line method over the weighted average life of four years and ten years, respectively. Management considers the straight-line method to be appropriate for customer lists due to the longevity of the customer relationships.

Long-Lived Assets

The Company follows SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. During the reporting period presented, management has determined that no impairment was necessary. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Business Combinations

SFAS No. 141, "Business Combinations," requires that all business combinations be accounted for using the purchase method. See Note 6 for additional information on business combinations during the period July 19, 2005 (inception) to September 30, 2005.

Revenue Recognition

The Company recognizes revenue on retail laundry and dry cleaning services when the services have been provided and the earnings process is complete. For “walk-in” retail customers, when an order is complete and ready for customer pick-up, the sale and related account receivable are recorded. For commercial customers, the sale is not recorded until the Company delivers the cleaned garments. Generally, the Company delivers the cleaned garments the same day they are dropped off (same-day service).

Advertising

The Company expenses the cost of advertising when incurred. Advertising costs approximated $136,000 and $21,000 for the year ended September 30, 2006 and for the period from July 19, 2005 (inception) to September 30, 2005, respectively.

Business Segments

The Company currently operates in one segment, that being the laundry and dry cleaning business. As noted earlier, the Company is geographically concentrated in Honolulu and Palm Springs. Honolulu revenues approximated 90% and 93% of consolidated revenues for the year ended September 30, 2006 and for the period from July 19, 2005 (inception) to September 30, 2005, respectively.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Financial Instruments

The Company records all derivative financial instruments in its consolidated financial statements at estimated fair value, regardless of the purpose or intent for holding the instrument. Changes in the estimated fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders’ equity as a component of accumulated other comprehensive income, depending on whether the derivative instrument qualifies for hedge accounting as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations. As of September 30, 2006, the Company did not have any derivative financial instruments which were eligible for hedge accounting. Changes in the estimated fair value of derivatives not qualifying for hedge accounting are included in the results of operations as they occur.

Discount on Convertible Notes

Convertible instruments are evaluated to determine if they are within the scope of Emerging Issues Task Force ("EITF") Issue No. 00-19 and SFAS No. 133. In the event that they are not, discounts on convertible notes are attributable to the relative fair value of the beneficial conversion feature that allows holders of the debenture to convert into shares of the Company's common stock at prices lower than the market value and the discount associated with the related equity instruments issued. These discounts are accounted for in accordance with EITF Issue No. 00-27, "Application of EITF No. 98-5 To Certain Convertible Instruments" and EITF Issue No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

Fair Value of Other Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value, if reasonably obtainable, of the Company’s financial instruments. Management believes that the carrying amounts of the Company’s significant financial instruments including cash, trade accounts receivable, notes receivable, trade accounts payable, accrued liabilities and notes payable approximate their estimated fair value at September 30, 2006 based on their relatively short term nature and/or the fact that notes payable bear market interest rates.

In the opinion of management, the fair value of payables to related parties cannot be estimated without incurring excessive costs; for that reason, the Company has not provided such disclosure. Other information about related-party liabilities (such as the carrying amount, the interest rate, and the maturity date) is provided elsewhere in these notes to the consolidated financial statements.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition. The Company faces risks and uncertainties relating to its ability to successfully implement its business strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing the expansion of its operations; competition; attracting and retaining qualified personnel; maintaining and developing new strategic relationships; and the ability to anticipate and adapt to the changing markets and any changes in government or environmental regulations. Therefore, the Company is subject to the risks of delays and potential business failure.

The dry cleaning industry has been a target for environmental regulation during the past two decades due to the use of certain solvents in the cleaning process. For example, in 2002, air quality officials in Southern California approved a gradual phase out of Perchloroethylene (“Perc”), the most common dry cleaning solvent, by 2020. Under this regulation, which went into effect January 1, 2003, any new dry cleaning business or facility that adds a machine must also add a non-Perc machine. While existing dry cleaners can continue to operate one Perc machine until 2020, by November 2007 all dry cleaners using Perc must utilize state-of-the-art pollution controls to reduce Perc emissions. The Company believes that it is successfully integrating the new dry cleaning processes.

Management feels that domestic media have generally sensationalized the perceived hazards of Perc to operators, clients and the environment in general. Perc is a volatile, yet non-flammable, substance that requires precautions and proper handling. However, it has proven safe, effective and completely manageable for years and the Company anticipates that its centralized operations and improvements in all facets of the business will further improve the safety for employees, clients and the environment. The Company will continue to utilize Perc where permitted on a limited interim basis to assure an orderly transition. To the extent that additional investment for environmental compliance may be necessary, the Company does not anticipate any significant financial impact. The Company believes that it complies in all material respects with all relevant rules and regulations pertaining to the use of chemical agents.

In the opinion of management, the Company complies in all material respects with all known federal, state, and local legislation pertaining to the use of all chemical agents and will endeavour to ensure that the entire organization proactively remains in compliance with all such statutes and regulations in the future.

Loss per Share

Under SFAS No. 128, "Earnings per Share," basic loss per common share is computed by dividing the loss applicable to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock method) if the potential common shares had been issued and were dilutive. There were no potentially dilutive common shares outstanding during the reporting periods.

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

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123-R, “Share-Based Payment”, which revised SFAS No. 123,”Accounting for Stock-Based Compensation”, and superseded Accounting Principles Board Opinion (“APB”) No. 25, ”Accounting for Stock Issued to Employees”. This Statement eliminates the alternative to use of APB No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under APB No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123-R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date estimated fair value of those awards (with limited exceptions). The adoption of this pronouncement requires the Company to record compensation expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant date estimated fair value of those awards. The Company adopted SFAS No. 123-R on January 1, 2006. Prior to such adoption, the Company accounted for stock-based compensation issued to employees using APB No. 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirement of SFAS No. 123, were required to be presented. Other than common stock issued to employees and directors for past services, which were recorded at fair value in the accompanying consolidated financial statements (see Note 9), the Company did not issue any stock-based compensation to its employees during the year ended September 30, 2006 or during the period from July 19, 2005 (inception ) to September 30, 2005. Therefore, the pro forma disclosures for the period from July 19, 2005 (inception) to December 31, 2005 are not applicable to the accompanying financial statements. Additionally, since the Company has no stock option plans or any potential employee stock-based employee instruments outstanding, the disclosure requirements of SFAS No. 123-R are not applicable to the accompanying financial statements.

For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123-R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Significant Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB No. 20 and SFAS No. 3”. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Management does not believe the adoption of SFAS No. 154 had or will have a material impact on the Company's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or "hybrids" which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined "hybrid" must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited. The adoption of this pronouncement is not expected to have a material impact on the Company’s future consolidated financial statements.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company's consolidated financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. NOTES RECEIVABLE

As of September 30, 2005, Enivel had two notes receivable from an employee in the total amount of $15,000. The notes are unsecured, bear no interest and are payable upon demand. The outstanding balance of these notes was $8,600 as of September 30, 2006, which is included in other current assets.

In addition, CVR had two notes receivable from one of its customers for $125,000. The notes accrue interest at 7% per annum, are unsecured and had an original maturity date of October 1, 2009. On November 1, 2005, the two notes were replaced by one note that is unsecured, has an interest rate of 7% and is payable in equal monthly installments of interest and principal commencing on January 1, 2007 until the maturity date of December 31, 2009.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2006:

Delivery equipment and other vehicles	$348,000
Office furniture and equipment	112,000
Store furniture and equipment	956,000
Uniforms	356,000
Machinery and equipment	2,515,000
Leasehold improvements	515,000
4,802,000
Less accumulated depreciation and amortization	(3,650,000)

$1,152,000

Approximately $399,000 of gross property and equipment has been accounted for as capital leases. Amortization of property and equipment accounted for as capital leases totaled approximately $66,000 and $24,000 during the year ended September 30, 2006 and during the period from July 19, 2005 (inception) to September 30, 2005, respectively. See Note 10 for additional information.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

5. NOTES PAYABLE

Notes payable, related party notes payable and convertible notes payable consisted of the following as of September 30, 2006:

Notes Payable: Note payable to bank, collateralized by Young’s bank accounts, trade accounts receivables, certain equipment, contract rights, and insurance policies, payable in monthly installments of principal and interest of $6,842, bearing annual interest at 10.5%, and maturing November 1, 2007.	$87,000

Note payable to a bank, collateralized by substantially all assets of Young, payable in monthly installments of principal and interest of $8,502, bearing annual interest at 6.5%, maturing April 1, 2007.	49,000

Note payable to bank, collateralized by substantially all assets of Young, payable in monthly installments of principal and interest of $1,875, bearing annual interest at 8%, maturing December 20, 2007.	29,000

Note payable to vendor, collateralized by substantially all assets of Young, payable in monthly installments of principal and interest of $5,088, bearing interest at 7.5%, maturing July 15, 2008.	109,000

Note payable to a third party, collateralized by purchased assets, payable in monthly installments of principal and interest of $8,102 beginning March, 2007, bearing interest at 9.0%, maturing in February 2008.	85,000

Note payable to vendor, collateralized by a Company vehicle, payable in monthly installments of principal and interest of $801, bearing interest at 8% and maturing November 24, 2010.	35,000

Note payable to vendor, collateralized by a Company vehicle, payable in monthly installments of $381, bearing no interest and maturing September 25, 2009.	11,000
405,000

Related Party Notes Payable: Note payable to an officer of the Company, collateralized by Young’s bank accounts, trade accounts receivables, certain equipment, contract rights, and insurance policies, payable in monthly installments of $3,759, bearing annual interest at 6.5%, and maturing September 9, 2009.	120,000

Note payable to a director for working capital advance, due on demand, bearing no interest.	37,000

Note payable to an employee of the Company, collateralized by Young’s bank accounts, trade accounts receivables, certain equipment, contract rights, and insurance policies, payable in monthly installments of $513, bearing annual interest at 4.9%, and maturing August 24, 2009.	17,000
174,000

Convertible Notes Payable: Convertible debentures, bearing annual interest at 10%, payable quarterly, due in January 2008, convertible into Company common stock at a fixed price of $5.00 per share, collateralized by substantially all assets of the Company.	200,000

779,000
Less current portion	(468,000)
$311,000

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

5. NOTES PAYABLE (continued)

In connection with the senior secured convertible promissory notes discussed above, the Company incurred approximately $1,117,000 and $299,000 of debt issuance costs during the year ended September 30, 2006 and for the period from July 19, 2005 (inception) to September 30, 2005, respectively, which were capitalized as deferred financing costs in the accompanying consolidated financial statements. Such costs were amortized to interest expense over the terms of the related notes using the interest method. The remaining deferred financing costs related to debt not converted was considered insignificant and expensed as of September 30, 2006. Interest expense related to such amortization for the year ended September 30, 2006 and for the period from July 19, 2005 (inception) to September 30, 2005 approximated $1,366,000 and $50,000, respectively.

Future minimum principal payments due on notes payable for the years ending on September 30 were as follows:

2007	$468,000
2008	286,000
2009	14,000
2010	8,000
2011	3,000

$779,000

During November 2005, the Company issued 1,750,000 shares of its restricted common stock to the holders of the convertible notes payable as agreed with the investors of the debt offering. Since the convertible notes initially had a fixed conversion price, the embedded conversion option met the definition of a “conventional convertible debt instrument” in EITF Issue No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue 00-19” and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Accordingly, bifurcation of the conversion option was not required by SFAS No. 133 on the commitment date; therefore, management calculated the relative fair values of the conversion feature and the common stock pursuant to APB No. 14, EITF Issue No. 98-5 and EITF Issue No. 00-27. Management determined that there was no beneficial conversion feature at the commitment date and the discount associated with the common stock was estimated at approximately $448,000, which was recorded as a debt discount against the face amount of the notes. Such discount was amortized to interest expense over the terms of the notes (or until conversion of the notes, which ever occurred first). As of September 30, 2006, due to the volume of conversions in fiscal 2006, the remaining discount was insignificant and, therefore, the Company expensed the remaining unamortized portion of the discount. Consequently, amortization expense of the discount on the convertible notes approximated $448,000 for the year ended September 30, 2006.

In April 2006, the Company’s Board of Directors amended the conversion price of the remaining outstanding convertible notes from $5.00 per share to the following: $2.50 per share if converted on or before May 15, 2006; $3.33 per share if converted after May 15, 2006 but on or before June 30, 2006; and $5.00 per share if converted after June 30, 2006. In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, EITF Issue No. 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, and EITF Issue No. 06-6 “Application of EIFT Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, management estimated the fair value of the conversion option immediately before and after its modification and determined that the change in fair value was not substantially different (as defined by EIFT No. 96-19, as amended). Therefore, the modification was not accounted for as a debt extinguishment. Additionally, since such change in fair value was deemed to be insignificant, debt modification accounting was not applied to the transaction described in this paragraph; thus, no additional discount (which would have represented additional interest expense) was recorded.

Due to the modification of the conversion price described above, the conversion option embedded in the convertible notes no longer met the definition of a “conventional convertible debt instrument” during the period April 9 through June 30, 2006. Therefore, management re-evaluated the convertible notes and embedded conversion feature during such period under the guidelines of SFAS No. 133 and EITF Issue No. 00-19, and concluded that the embedded conversion option did not meet the SFAS No. 133 paragraph 11(a) scope exception. Accordingly, management assessed the conversion feature against the additional criteria required for equity classification included in paragraphs 12-32 of EITF Issue No. 00-19 and determined that net cash settlement could not be required; therefore, equity classification for the conversion feature was appropriate. Consequently, the embedded conversion option was neither bifurcated from the host contract nor accounted for as a derivative liability under SFAS No. 133.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

6. BUSINESS COMBINATIONS

Overview

In order to measure and allocate the purchase price of the business combinations discussed below, management estimated the fair value of the acquirees' net assets and the non-cash portion of the purchase price using the valuation methodologies described in this Note. The purchase price allocations relating to such transactions are summarized as follows:

Cash	$31,000
Accounts receivable, net	437,000
Prepaid and other current assets	210,000
Property and equipment, net	628,000
Notes and other receivables	466,000
Customer relationship assets	113,000
Trade name/trademark	340,000
Goodwill	4,649,000
Less liabilities assumed	(3,131,000)

$3,743,000

The description in this Note of the methodologies used to estimate the fair value of goodwill and identifiable intangible assets generally applies to both of the business combinations discussed below. These valuation methodologies are based on estimates which are inherently uncertain, and are dependent on future events and management's assumptions. Such estimates are subjective in nature. The business combinations described in this Note were not taxable events to the Company.

Goodwill

A deferred tax liability of approximately $356,000, which increased the goodwill amount in the above table, was recorded to account for the estimated tax effect of non-deductible amortization of identifiable intangible assets acquired in the transactions. Though such liability arose in accounting for the acquisition of Steam Press Holdings, Inc. discussed below, it is not a liability that was assumed from the sellers in connection with that transaction. The deferred tax liability is relieved by reducing deferred income tax expense as the related assets are amortized for financial reporting purposes. Thus, the business combinations discussed in this Note resulted in total goodwill of approximately $5,005,000.

A summary of the September 30, 2006 balance of goodwill resulting from the business combinations described in this Note is presented below (both of which were recorded on the below acquisition dates during fiscal 2005):

Steam Press Holding, Inc	$3,341,000
Coachella Valley Retail	1,308,000

Sub-total	4,649,000
Impact of deferred tax liability	355,699

Total goodwill at September 30, 2005	$5,004,699

Goodwill is not deductible for income tax purposes under the tax laws of the United States of America.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

6. BUSINESS COMBINATIONS (continued)

Goodwill (continued)

In a business combination, GAAP requires that any excess of the purchase price over the estimated fair value of net assets acquired (including identifiable intangible assets) be recorded as goodwill.

Customer Relationship Assets

The estimated fair value of the customer relationship assets (“CRA”) is being amortized on a straight-line basis over an estimated useful life of approximately ten years. The caption "Intangible assets, net" in the accompanying consolidated balance sheet includes CRA of approximately $82,000 net of accumulated amortization of $31,000 at September 30, 2006. Annual amortization of such assets is estimated at $14,000 for fiscal 2007; $9,000 for fiscal 2008-2014; and approximately $7,000 for fiscal 2015. Management concluded that the straight-line method of amortization is appropriate for the Company's CRA, and that such method produces costs which reasonably correspond with the distribution of expected revenues in all material respects.

Steam Press provides dry cleaning services to commercial and retail customers that include clothing, linens, uniforms, mats and specialty items such as leather, silk and lace. Steam Press has been operating as “Young Laundry & Dry Cleaning” in the State of Hawaii (on the island of Oahu) for over 100 years, and is considered to have a loyal customer base; thus, it is management's opinion that sales to its customers are likely to continue.

The Steam Press CRA relate to three-year contracts and non-contractual “walk in” customers. The likelihood of renewal is considered high because these customers have established a relationship structured around their needs, with the reputation of Young Laundry & Dry Cleaning expected to result in continual customer satisfaction.

As contemplated by GAAP, a customer relationship exists when an entity has information about the customer and is in regular contact with the customer, who in turn has the ability to make direct contact with the entity. Management estimated the fair value of the customer relationship assets and their useful lives based on a discounted cash flow analysis over eighteen months for contractual customers and ten years for non-contractual customers.

Trade Name/Trademark Assets

The estimated fair value of the trade name/trademark assets of Young Laundry & Dry Cleaning (“Trade Assets”) is being amortized on a straight-line basis over an estimated useful life of ten years. The caption "Intangible assets, net" in the accompanying consolidated balance sheet includes Trade Assets of approximately $299,000 net of accumulated amortization of $41,000 at September 30, 2006. Annual amortization of such assets is estimated at $34,000 for fiscal 2007-2015. Management concluded that the straight-line method of amortization is appropriate for the Company's Trade Assets and that such method produces costs which reasonably correspond with the distribution of expected revenues in all material respects. Management estimated the fair value of the Trade Assets and their useful life using a discounted cash flow analysis for a period of ten years.

Steam Press Holdings, Inc.

On August 9, 2005, USDC agreed to acquire Steam Press and its subsidiary Enivel, both of which are Hawaii corporations. The principal business of Steam Press is dry cleaning services for commercial and retail customers that include clothing, linens, uniforms, mats and specialty items such as leather, silk and lace. The primary operating area of Steam Press is the island of Oahu in the State of Hawaii. For financial reporting purposes, the Company recorded the acquisition as of August 1, 2005.

Under the terms of the acquisition agreement, USDC purchased substantially all of Steam Press's tangible and intangible assets associated with its dry cleaning business for a total price of $2,880,000 which was satisfied as follows:

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

6. BUSINESS COMBINATIONS (continued)

Steam Press Holdings, Inc. (continued)

On the effective date, 5,000 shares of Steam Press issued and outstanding common stock were exchanged for the right to receive 1,200,000 shares of fully paid and non-assessable USDC voting preferred stock with a par value of $0.0001 per share and a liquidation preference of $2.40 per share. Each such share of USDC preferred stock is automatically convertible into one share of USDC common stock upon completion of a reverse merger with a publicly traded company and the subsequent listing of the post-merger entity’s common stock on a stock exchange, or quotation on a national quotation system (OTC Bulletin Board) or the “Pink Sheets”.

The fair value of the USDC preferred stock issued to the former Steam Press stockholders was estimated based on the liquidation value of $2.40 per share for a total value of $2,880,000. The Registrant denominated part of the purchase price in the form of its senior equity securities in an attempt to retain within the Company the expertise of the selling stockholders in order to maximize the potential future value of the acquiree. As more fully explained in Note 9, the initial preferred shares also have a liquidation preference. Based on its liquidation preference, the Company concluded that the estimated fair value of the preferred stock approximated its face value. Based on the valuation methodologies described above, the purchase price was allocated to the acquired net assets of Steam Press as follows:

Cash	$5,000
Accounts receivable, net	391,000
Prepaid and other current assets	202,000
Property and equipment, net	389,000
Customer relationship assets	113,000
Trade name/trademarks	340,000
Goodwill	3,341,000
Less liabilities assumed	(1,901,000)

$2,880,000

The liabilities assumed and the goodwill in the table immediately above exclude the deferred tax liability arising in purchase accounting (see discussion of such liability in the "Goodwill" section of this Note).

The principal reason that USDC agreed to pay a purchase price for Steam Press in excess of its recorded net assets plus the estimated fair value of its identifiable intangible assets was to acquire an established revenue stream.

Coachella Valley Retail, LLC

On August 9, 2005, USDC agreed to acquire Coachella Valley Retail, LLC ("CVR"), a California limited liability corporation. CVR’s principal business is providing dry cleaning services to commercial and retail customers that include clothing, linens, uniforms, mats and specialty items. The primary operating area of CVR is Southern California. For financial reporting purposes, the Company recorded the CVR acquisition as of August 1, 2005.

Under the terms of the Acquisition Agreement, the Company purchased substantially all of CVR's tangible and intangible assets associated with its dry cleaning business for a total price of $863,000, which was satisfied as follows:

On the effective date, the issued and outstanding equity interests in CVR were exchanged for the right to receive 2,490,000 shares of fully paid and non assessable USDC voting common stock with a par value of $0.001.

The fair value of the USDC common stock issued to the stockholders was based on the fair value of the net assets of CVR, which was estimated at $863,000.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

6. BUSINESS COMBINATIONS (continued)

Coachella Valley Retail, LLC (continued)

Based on the valuation methodologies described above, the purchase price was allocated to the acquired net assets of CVR as follows:

Cash	$26,000
Accounts receivable, net	46,000
Prepaid and other current assets	8,000
Property and equipment, net	239,000
Notes and other receivables	466,000
Goodwill	1,308,000
Less liabilities assumed	(1,230,000)

$863,000

The principal reason that USDC agreed to pay a purchase price for CVR in excess of its recorded dry cleaning-related net assets was to acquire an established revenue stream.

Pro Forma Financial Information

Certain pro forma financial information of the Company is presented below, based on the assumption that the above acquisitions occurred at the beginning of the period July 19, 2005 (inception) to September 30, 2005.

Unaudited Consolidated Pro Forma Financial Information
Revenue	$1,504,000
Net loss	$(1,111,000)
Basic and diluted loss
per common share	$(0.18)

7. OTHER RELATED PARTY TRANSACTIONS

The Company rents office space located at 125 E. Tahquitz Canyon Way in Palm Springs, CA on a month to month basis from Transactional Marketing Partners, a company owned by director Earl Greenburg. The rent is $2,200 per month all inclusive.

Anthony J. A. Bryan, a member of the Company’s Board of Directors (“BOD”) is the father of Mr. John Bryan, who is the Chief Executive Officer of The Watley Group (“Watley”). In connection with the Watley consulting agreement described in Note 10, Watley received consulting fees from the Company of approximately $240,000 during the period from July 19, 2005 (inception) through September 30, 2005. Additionally, Watley received 924,002 shares of the Company’s “founders” restricted common stock upon formation of the Company. Watley received approximately $1,518,000 from the Company under the aforementioned consulting agreement during the year ended September 30, 2006.

Mr. Martin Brill, a Director and attorney for the Company, received 102,666 shares of the Company’s “founders” restricted common stock in connection with his services in introducing Watley to the Company. During the year ended September 30, 2006, pursuant to his agreement with Watley, Mr. Brill received approximately $220,000 in fees from Watley in connection with certain fund raising activities of Watley and Mr. Brill on the Company’s behalf.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

7. OTHER RELATED PARTY TRANSACTIONS (continued)

On September 15, 2005 the BOD acknowledged an agreement between Watley and the Chairman of the Company’s BOD, Mr. Robbie Lee, whereby Mr. Lee receives a fee from Watley in an amount equivalent to 3% of the first $5.0 million of enterprise value (as defined) and .5% of the enterprise value in excess of $5.0 million in connection with acquisitions for which Watley receives an acquisition success fee from the Company. During the period from July 19, 2005 (inception) through September 30, 2005, Mr. Lee received fees from Watley of approximately $50,000. Additionally, Mr. Lee was paid approximately $69,000 by the Company for consulting fees during such period. During the year ended September 30, 2006, Mr. Lee received approximately $111,000 in fees from Watley in connection with certain merger and acquisition activities in addition to certain fund-raising activities of Watley and Mr. Lee on the Company’s behalf.

Pursuant to his agreement with Watley, during the year ended September 30, 2006 Mr. Greenburg received approximately $150,000 in fees from Watley in connection with certain fund-raising activities of Watley and Mr. Greenburg on the Company’s behalf.

Pursuant to his agreement with Watley, during the year ended September 30, 2006, the Company’s Chief Financial Officer, Mr. Libby, received approximately $220,000 in fees from Watley in connection with certain fund-raising activities of Watley and Mr. Libby on the Company’s behalf.

Other related party transactions are discussed elsewhere in these notes to the consolidated financial statements.

8. INCOME TAXES

The Company did not record any income tax expense or benefit for the year ended September 30, 2006 or for the period July 19, 2005 (inception) to September 30, 2005 due to its net losses and a 100% deferred tax asset valuation allowance. The Company’s net deferred income tax assets and liabilities result principally from net operating losses and depreciation and amortization. As of September 30, 2006, the Company had a net deferred income tax asset of approximately $4,284,000 which is net of 100% valuation allowance.

The income tax benefit differs from that which would result from applying the federal statutory tax rate to the pre-tax loss due principally to recording state income taxes and a 100% valuation allowance.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some or all of such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which temporary differences become deductible. Management considers projected future taxable income (if any) and tax planning strategies in making this assessment. Based upon the historical results of operations and projections for future taxable income during the years in which the deferred tax assets are deductible, management has established a 100% valuation allowance on net deferred tax assets at September 30, 2006.

As of September 30, 2006, the Company had net operating loss carry forwards for federal and state income to purposes of approximately $8,800,000 and $8,900,000, respectively, expiring at various dates through 2026 for both federal and state purposes. The utilization of some or all of the Company’s federal net operating losses could be restricted now or in the future by the significant change in ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) as a result of the reverse merger described in Note 1.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

9. EQUITY TRANSACTIONS

Voting Preferred Stock

The Company has authorized 20,000,000 shares of par value $0.001 convertible preferred stock and issued 1,200,000 shares to the former stockholder and certain creditors of Steam Press and Enivel. The rights and privileges associated with the Company's preferred stock provide for no dividends, a liquidation preference of $2.40 per share, voting rights equal to those of common stockholders, and conversion into Company common stock on a one-for-one basis. The outstanding preferred stock will automatically convert to common stock on the completion of a reverse merger with a publicly traded company and either (a) the listing of the post-merger entity's common stock on any stock exchange or (b) its inclusion on a national quotation system, such as the OTC Bulletin Board or the Pink Sheets.

As discussed in Note 1, such merger was completed on December 30, 2005. The Company is obligated to register 693,750 shares of preferred stock (or related post-conversion common stock) such that it is freely tradable no later than December 31, 2005 or pay a penalty of approximately $12,000 per month until such time as the registration statement is declared effective. As of September 30, 2006, the Company had not filed any registration statement. The Company has also agreed to indemnify the stockholders who own 600,000 shares of preferred stock in the event they incur income tax liabilities in excess of $250,000 as a result of their pre-acquisition exchange of debt for equity in Steam Press.

The convertible preferred stock meets the definition of a conventional convertible debt instrument. The Company has accounted for the convertible preferred stock and the related registration rights agreement in accordance with View C of EITF Issue No. 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19.” Management believes the preferred stock and the registration rights agreement are separate freestanding agreements that should be accounted for separately because the two agreements relate to different risks - the convertible preferred stock agreement relates to the share price and the liquidated damages penalty relates to the filing of a registration statement and having it declared effective. Consequently, the Company believes it is appropriate to account for the two agreements separately. The registration rights agreement was evaluated under EITF Issue No. 00-19 and SFAS No. 133. The registration rights agreement is not indexed to the Company’s stock because (a) it is not based on an observable market or index and (b) when the contingent event occurs, it can be settled in cash. However, the liquidated damages included in the registration rights agreement are not explicitly limited. As a result, the separate registration rights agreement is required to be accounted for as a derivative liability in accordance with SFAS No. 133.

Management estimated the fair value of the separate registration rights agreement derivative liability to approximate the liquidated damages the Company will have to pay in cash. Pursuant to paragraph 5 of the EITF Issue No. 05-04 Abstract, task force members expressed a preference for evaluating a liquidated damages provision based on the probable amount that the issuer would pay rather than the maximum amount. The Company followed this approach and estimated the remaining cash settlement of the liquidated damages to approximate $107,000 at September 30, 2006, which is included in current liabilities in the accompanying consolidated balance sheet.

Common Stock

The Company has authorized 100,000,000 shares of par value $0.001 common stock effective with the reverse merger, of which 50,000,000 shares are designated as “Common Stock” and 50,000,000 shares are designated as “Series B Common Stock”. The Company’s Board of Directors has the authority to increase the number of authorized shares at any time at their discretion.

During September 2005, the Company issued 196,140 shares of its restricted common stock as employee awards with an estimated fair value of approximately $21, 000. In September 2006, the Company cancelled 4,000 of such shares with an estimated fair value of $500. The transactions described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

During the period from July 19, 2005 (inception) to September 30, 2005, the Company issued 450,000 shares of restricted common stock to directors with an estimated fair value of approximately $54,000 in connection with their services as directors.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

9. EQUITY TRANSACTIONS (continued)

During November 2005, the Company issued 1,750,000 shares of its restricted common stock to the holders of the Company’s senior secured convertible promissory notes as part of the units purchased with an estimated fiar value of approximately $198,000. The value was determined through the calculation of the relative fair value under the guidelines of the APB Opinion No. 14. Such amount is being amortized to interest expense over the maturity period in accordance with EITF Issue No. 00-27. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During November 2005, the Company also issued 100,000 shares of its restricted common stock with an estimated fair value of approximately $12,000, for the purchase of a business route. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During January 2006, the Company issued 300,000 shares of its restricted common stock to the Company’s Chief Financial Officer as required by his employment contract with an estimated fair value of approximately $36,000. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During May 2006, the Company issued 525,300 shares of its restricted common stock to the holders of the Company’s senior secured convertible debentures as part of the units purchased with an estimated fair value of approximately $250,000 which was recorded as a discount against the face amount of the notes payable and is being accreted to interest expense over the terms of the notes. The value was determined through the calculation of the relative fair value under the guidelines of APB No. 14. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During May 2006, the Company issued 3,722,492 shares of its restricted common stock for conversion of $3,500,000 in senior notes payable plus $38,282 in accrued interest. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During May 2006, the Company issued 2,099,372 shares of its restricted common stock for conversion of $5,073,000 in senior debentures plus $72,652 in accrued interest. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

In August 2006, the Company, pursuant to a consultant agreement, issued 200,000 shares of its restricted common stock in exchange for certain consulting services to be provided to the Company, which was valued at $50,000. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

Warrants

The Company issued 1,500,000 warrants to purchase its common stock to each of the two founding shareholders. Such warrants are exercisable at $.01 per share should the Company achieve certain annualized revenues in any one month as follows: i) if the revenue growth exceeds $60 million, 60% of the potential warrants vest, ii) if the revenue growth exceeds $80 million, 80% of the potential warrants vest and iii) if revenue growth exceeds $100 million, all of the potential warrants vest. The warrants expire on December 31, 2006.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

9. EQUITY TRANSACTIONS (continued)

Warrants (continued)

A summary of warrants outstanding follows:

	Number of Shares	Weighted- Average Exercise Price

Warrants outstanding at July 19, 2005 (inception)	-	-
Granted	3,000,000	$0.01
Exercised	-	-
Cancelled	-	-

Warrants outstanding at September 30, 2005	3,000,000	$0.01
Granted	-	-
Exercised	-	-
Cancelled	-	-

Warrants outstanding at September 30, 2006	3,000,000	$0.01

The number of outstanding and exercisable warrants as of September 30, 2006 is provided below:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)
$0.01	3,000,000	$0.01	0.25	-	-	-

Management believes the fair value of the warrants is more determinable than the fair value of the related services and estimated the fair value of the warrants on the date of grant to be $330,000. Since the warrants do not become exercisable until one of the contingent vesting events described above occur, the Company recorded such amount as deferred compensation, which has been offset in additional paid-in capital in the stockholders’ equity section of the accompanying consolidated balance sheet, and will not amortize any such amount to expense unless a vesting event occurs. If the warrants expire before any vesting occurs, management will reverse the accounting, which will have no net effect on additional paid-in capital or stockholders’ equity. If any vesting does occur, the Company may be required to adjust the fair value of the warrants to their then current estimated fair value and such amount would be immediately expensed. Management believes the likelihood of any of the vesting events occurring is remote.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

9. EQUITY TRANSACTIONS (continued)

Fair Value Disclosure

The fair value of warrants was estimated using the minimum value method, since the warrants were issued prior to the reverse merger (when the Company was a privately held company) on July 19, 2005. Such method excludes volatility in the calculation of estimated fair value. The following assumptions were used to determine the estimated fair value of the warrants:

Expected life (years)	0.25
Annual dividend per share	$-
Risk-free interest rate	3.44%
Volatility	N/A

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its Honolulu and Palm Springs plant and office facilities under non-cancellable operating leases extending through April 2016.

Future minimum payments under such operating leases for the years ending September 30 are as follows:

2007	$774,000
2008	687,000
2009	570,000
2010	416,000
2011	198,000
Thereafter	333,000
$2,978,000

Rent expense for the year ended September 30, 2006 approximated $735,000. For the period from July 19, 2005 (inception) to September 30, 2005, rent expense approximated $138,000.

Capital Lease Obligations

The Company leases various office and plant equipment accounted for as capital leases. The balance of these capital lease obligations at September 30, 2006 was approximately $333,000. The future minimum payments under the capital lease obligations for the years ending September 30 approximated the following:

2007	$160,000
2008	129,000
2009	93,000
2010	17,000
399,000
Less imputed interest	(66,000)

$333,000

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

10. COMMITMENTS AND CONTINGENCIES (continued)

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

Employment Contracts

During July 2005, the Company entered into a two-year employment contract with its President and Chief Executive Officer obligating the Company to pay six months’ salary and any accrued bonuses upon termination without cause.

During October 2005, the Company entered into a two-year employment contract with its Chief Financial Officer obligating the Company to pay six months’ salary upon termination without cause.

Consulting Agreement

The Watley Group, LLC (“Watley”), an entity owned by one of the Company’s stockholders, is entitled to a consulting fee equal to 10% of the first $10,000,000 of bridge capital in the form of senior secured convertible notes and other debt or equity financing which it raises for Company financing and 7.5% of any amount aggregate gross proceeds of such financing in excess of $10,000,000. Watley is also entitled to 5% of the first $10,000,000 of any commercial debt, subordinated debt, mezzanine debt and other debt or leasing facility and 2.5% of any amount of borrowings or lease transactions in excess of $10,000,000. If warrants or other equity instruments are granted in connection with such a borrowing or lease transaction, the Company will pay a fee to Watley equivalent to 10% of the total amount of funds to be received by the Company upon exercise of the warrants or for other equity instruments on an as received by the Company basis. In addition, Watley is entitled to 6% of the first $5,000,000 of the value of any enterprise that it assists the Company acquire or merge into and 3% of the value of any such entity in excess of $5,000,000. The agreement expires in July 2007.

During August 2006, the Company entered into a one year exclusive investment banking services agreement with Marino Capital Partners for approximately $45,000 in a cash upfront commitment fee; 13% cash success and non-accountable expense fee; warrants equal to 10% of gross proceeds raised and up to 500,000 of performance-based warrants.

Stock Registration Rights

As discussed in Note 9, the Company was obligated to register 693,750 shares of preferred stock (or related post-conversion common stock) such that it is freely tradable no later than December 31, 2005 or pay a penalty of approximately $12,000 per month until such time as the registration statement is declared effective. As of September 30, 2006, the Company had not filed any registration statement. The Company has also agreed to indemnify the stockholders who own 600,000 shares of preferred stock in the event they incur income tax liabilities in excess of $250,000 as a result of their pre-acquisition exchange of debt for equity in Steam Press.

11. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) plan for all employees of Enivel with at least one year of service. The Company does not match any employee contributions, and made no discretionary contributions for the year ended September 30, 2006.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or disagreements with, our accountants since our formation that are required to be disclosed pursuant to Item 304 of Regulation S-B that have not been previously reported.

Item 8A: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are not effective.

The Company plans on remediating the material weaknesses by implementation of new financial reporting systems throughout its operations; adoption of uniform internal controls; and the addition of management personnel to monitor daily organizational activities which will ensure that information is being gathered, reviewed and disclosed at all levels of the Company and reported timely in various reports filed or submitted under the Exchange Act.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of internal control also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, internal control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B: Other Information

None

PART III

Item 9: Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth information concerning our current executive officers and directors, as of September 30, 2006. Aside from Martin Brill, who became a director in July 2006, each director has been a director of the Company since inception (as US Dry Cleaning, Inc.).

Name	Age	Position
Robert Y. Lee	43	Chairman of the Board
Michael E. Drace	58	President, Chief Executive Officer, Secretary and Director
Haddon B. Libby	44	Chief Financial Officer
Anthony J. A. Bryan	82	Director
Earl Greenburg	59	Director
Martin Brill	60	Director

Robert Y. Lee

Mr. Robert Y. Lee is the founder of the Company and Chairman of the Board from 2005 through present. Mr. Lee was an independent investor from 2001 through 2005. During Mr. Lee’s twenty-four year retail store career, he has opened, acquired, managed, and operated over five hundred video retail stores from 1990 through 2001. He led the growth of Video City, Inc., a formerly California-based operator of video retail stores, from an eighteen-store regional chain to more than one hundred thirty video rental stores located in twelve states. As of March 2000 (following the sale of forty-nine stores located in Oregon and Washington to Blockbuster, Inc.), in conjunction with management of the operations of West Coast Entertainment Corporation, Video City owned or managed three hundred and seven corporate stores and an additional eighty franchised locations. In August 2000, Video City filed a petition under Chapter 11 of the United States Bankruptcy Code.

Michael E. Drace

Mr. Michael E. Drace is the President, Chief Executive Officer, Secretary and a Director. Mr. Drace has served as President and principal shareholder of Young Laundry and Dry Cleaners since 1995. Mr. Drace began his career in 1969 as a Maintenance Engineer for a large, commercial laundry company. Mr Drace has successfully overseen all phases of operations in an executive capacity for some of the nation’s largest laundry and dry cleaning companies. Mr. Drace has meaningful experience in assimilation of purchased companies subsequent to acquisition, divestiture of operating divisions, and corporate restructuring.

Haddon B. Libby

Mr. Haddon B. Libby is the Chief Financial Officer. Mr. Libby previously worked for Bank of America as Senior Vice President in its Banc of America Securities and Private Bank/Banc of America Investment Services units from 1992 to 2005. While a senior officer for their Private Bank operations in Coachella Valley (2002 to 2005), he was responsible for a nine-figure investment portfolio. Mr. Libby serves as Chairman and President of the La Quinta Arts Foundation and serves on the Boards of The Living Desert Zoo and Botanical Gardens and the Palm Springs International Film Festival. He has spoken at the Milken Institute’s High Yield Debt Conference, California Broadcasters Association, and USC Graduate School of Business on various financing techniques and approaches. Mr. Libby received a B.S. in Business Administration-Finance from Northeastern University in 1985, graduating Magna Cum Laude, a four-year Travelli Scholar, and recipient of the Ford Humanitarian Award.

Anthony J. A. Bryan

Mr. Anthony J. A. Bryan currently serves as a member of our Board of Directors, a position that he has held since inception. He also serves as non-executive Vice-Chairman of the Board for Astrata Group Incorporated, a publicly traded company in the telematics and geomatics sectors of the GPS industry, which position he has held since June 2005, having initially served as its Chairman of the Board since January 2005. In addition, Mr. Bryan is the non-executive Chairman of the Board of 360 Global Wine Company, a publicly traded company that produces and sells wine, a position that he has held since November 2004. Mr. Bryan has been a member of the Board of Directors of 360 Global Wine since November 2003. Mr. Bryan is the former Chairman and CEO of Copperweld Corporation, a bimetallic wire and steel tubing company, and the former CEO of Cameron Iron Works, a company in the oil service business. He has also served on the Boards of Directors of Federal Express Corporation, between 1987 and 1996; Chrysler Corporation (now, DaimlerChrysler Corporation), between 1975 and 1991; The PNC Financial Services Group, Inc., between 1978 and 1989; ITT Corporation; Koppers Inc.; Hamilton Oil Company Ltd.; First City National Bank of Houston; and Imetal; and as Chairman of the Executive Committee of Hospital Corporation International (formerly the international division of Hospital Corporation of America), between 1991 and 1992. Mr. Bryan received his Masters Degree in Business Administration from the Harvard Business School.

Earl Greenburg

Mr. Earl Greenburg is a member of our Board of Directors, a position that he has held since inception. Mr. Greenburg is a former Deputy Attorney General for the state of Pennsylvania and is a founding partner of Transactional Marketing Partners (TMP), currently serving as its Chairman since 1990. TMP has offices in Santa Monica, Palm Springs, Florida and Oregon and does business development for companies in the direct response industry. Mr. Greenburg was the only three-term chairman of the Electronic Retailer Association and was the President of the Home Shopping Network (HSN). Mr. Greenburg was selected by Brandon Tartikoff to serve as vice president of NBC for daytime programming, and has produced hundreds of hours of programming for NBC, ABC, CBS, and Fox. Mr. Greenburg also serves as Chairman of the Board of the Palm Springs International Film Festival and serves as trustee for the Palm Springs Art Museum.

Martin Brill

Mr. Martin Brill is a member of our Board of Directors. Mr. Brill has been a senior partner at Levene, Neale, Bender, Rankin & Brill LLP, a law firm specializing in bankruptcy and insolvency matters, since 2000. Mr. Brill has special expertise in complex reorganizations of publicly held companies influenced by securities law. He has represented debtors, creditors’ committees, trustees in bankruptcy, and buyers of assets in numerous bankruptcy cases. Mr. Brill graduated from the University of California, Los Angeles and the UCLA School of Law, and he is a member of the State Bar of California and the American, Los Angeles County, Beverly Hills, and Century City Bar Associations.

There are no family relationships among any of our directors, executive officers or key employees.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board of Directors

All directors participate in the consideration of audit committee functions. The Company is currently in the process of developing a charter for our audit committee and will then seek to engage a qualified financial expert and appoint other committee members.

All directors participate in the consideration of director nominees. We do not have a policy with regard to consideration of nominations for director. We accept nominations for directors from our security holders. There is no minimum qualification for a director nominee to be considered by our board of directors. All of our directors will consider any nomination in accordance with his or her fiduciary responsibility to the Company and its stockholders.

Security holders may send communications to our Board of Directors by writing to US Dry Cleaning Corporation, 125 E. Tahquitz Canyon Way, Suite 203, Palm Springs, California 92262, attention Board of Directors or any specified director. Any correspondence received at the foregoing address to the attention of one or more directors is promptly forwarded to such director or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and person who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4 and 5 (and any amendments thereof) received by the Company during or with respect to the year ended September 30, 2006; the identified reports required by Section 16(a) of the Exchange Act have been filed on a timely basis.

Code of Ethics Disclosure

As of September 30, 2006, we have not adopted a Code of Ethics for our principal executive, financial, and accounting officers or persons performing similar functions, as required for listed issuers by sections 406 and 407 of the Sarbanes-Oxley Act of 2002 (the “Act”). As of September 30, 2006, the Company is not a “listed issuer” as defined by the Act.

We have begun drafting a code of ethics that will be filed with the SEC upon its adoption by the board of directors.

Item 10: Executive Compensation

Outside directors receive 50,000 shares of Company common stock upon accepting the appointment as a director of the Company and 10,000 shares annually thereafter on the anniversary date thereof. In addition, outside directors receive $1,000 for each in-person meeting attended and $600 for each telephonic meeting attended. Committee members receive $400 for each committee meeting attended. Inside directors do not receive any compensation for their service as directors. All directors are reimbursed for their travel and other out of pocket expenses as a result of attending meetings.

On September 15, 2005, the Board ratified an agreement between our Chairman, Mr. Robert Y. Lee, and The Watley Group, LLC, whereby Mr. Lee shall receive a success fee equal to three percent of the first $5.0 million of enterprise value (as defined) and one and one-half percent of enterprise value in excess of $5.0 million from The Watley Group, LLC, in connection with acquisitions for which The Watley Group receives an acquisition success fee from the Company. Mr. Lee does not receive a salary from the Company for his efforts on the Company’s behalf, but is reimbursed for his out of pocket expenses and for attending meetings of the Board and Committees. Mr. Lee is a non-executive Chairman of our Board of Directors and, as such, is compensated consistent with all other outside directors.

The following table sets forth certain annual and long-term compensation paid to our Chief Executive Officer and our executive officers.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
	Fiscal	Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name & Principal Position	Year	($)	($)	($)	($)	(#)	($)

Michael E. Drace,	2006	175,000	-	18,000*	-	-	-
President, CEO ***	2005	29,170	-	3,000*	-	-	-
and Secretary

Haddon B. Libby, CFO ****	2006	137,500	-	-	36,240**	-	-
	2005	-	-	-	-	-	-

* The Company provides Mr. Drace approximately $1,500 per month of car allowance.
**The Company issued 300,000 shares of its common stock valued at $36,240 as a sign-on bonus per the terms of
Mr. Libby's employment agreement.
***Mr. Drace was employed on July 29, 2005.
****Mr. Libby started on October 19, 2005.

Employment Agreements

On July 29, 2005, the Company entered into a two-year employment agreement with Mr. Drace. Under the terms of such agreement, Mr. Drace shall be compensated $175,000 during the first 12-month period and $183,600 during the second 12-month period. Mr. Drace also qualifies for certain other benefits and a discretionary bonus. Furthermore, Mr. Drace is entitled to participate in the Company’s stock option plan at a level commensurate with his position. This agreement may be extended for three additional years by mutual consent, and entitles Mr. Drace to severance pay equal to six months’ salary in the event his employment is terminated without cause.

On October 21, 2005, the Company entered into a term sheet with Haddon Libby. Under the terms of such agreement, Mr. Libby shall be compensated $150,000 annually. He will receive periodic performance bonuses that, on an annual basis, can be as high as three times his base salary. Mr. Libby also received 300,000 shares of restricted common stock as a start-up bonus with a value of $0.1208 per share. Furthermore, Mr. Libby is entitled to severance pay equal to six months’ salary in the event his employment is terminated without cause.

Copies of the above employment agreements are included as Exhibits 10.2 and 10.3, respectively, to Form 8-K filed with the SEC on
October 26, 2006.

Item 11:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of September 30, 2006, by: (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) the executive officers named in the summary compensation table, and (iv) all such directors and executive officers as a group.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we included shares of common stock underlying options, warrants and convertible preferred stock held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of September 30, 2006. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address	Amount and Nature of Beneficial Ownership of Common Stock(1)	Percent of Class (1)
Executive Officers and Directors:
Michael E. Drace 1930 Auiki Street Honolulu, HI 96819	531,826 (2)	3.2%
Robert Y. Lee 125 E. Tahquitz Canyon Way, Suite 203 Palm Springs, CA 92262	800,000 (3)	4.9%
Earl Greenburg 125 E. Tahquitz Canyon Way, Suite 203 Palm Springs, CA 92262	406,826 (4)	2.5%
Haddon B. Libby 125 E. Tahquitz Canyon Way, Suite 203 Palm Springs, CA 92262	534,326 (5)	3.3%
Anthony J. A. Bryan 2525 North Ocean Blvd Gulfstream, FL 33483	200,000	1.2%
Martin Brill 10250 Constellation Blvd. Ste. 1700 Los Angeles, California 90067	669,112(6)	4.1%
All Directors and Executive Officers (six persons)	3,142,091	19.2%
More than 5% Beneficial Owners:
The Watley Group, LLC 1801 Century Park East, Suite 1830 Los Angeles, CA 90067	924,002	5.6%
Brian C. Walker 44100 Jefferson Street, Suite C-305 Indio, CA 92201	835,238	5.1%

______________
(1)
As used in this table, “beneficial ownership” means the sole or shared voting power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date. Applicable percentage ownership is based on 16,382,944 shares of common stock outstanding at September 30, 2006.

(2)
Includes 375,000 common shares held by Mr. Drace and 156,826 common shares held by his spouse. The shares are held in a trust for the benefit of Mr. Drace and his family members. Mr. Drace is the trustee.

(3)
Does not include 240,000 shares of common stock held by Robert Y. Lee Charitable Foundation and 600,000 shares of common stock, which are held by the Rhoton Family Trust. Neither Mr. Lee nor his family members are beneficiaries of either the charitable foundation or the Rhoton Family Trust, and Mr. Lee does not have any voting, dispositive, or investment powers with respect to such shares.

(4)	Includes 356,826 common shares held individually and 50,000 shares held by Transactional Marketing Partners, of which Mr. Greenburg is a principal and chairman of the board.

(5)
Mr. Libby joined the Company on October 19, 2005. Mr. Libby received 300,000 common shares per the terms of his employment agreement and 234,326 common shares from conversion of his senior convertible note and his convertible debenture including accrued interest.

(6)	Mr. Brill received 302,666 founding common shares and 366,446 common shares from conversion of his senior convertible note and his convertible debenture including accrued interest.

   The following table sets forth certain information regarding the shares of preferred stock beneficially owned or deemed to be beneficially owned as of September 30, 2006, by: (i) each person whom we know beneficially owns more than 5% of our preferred stock, (ii) each of our directors, (iii) the executive officers named in the summary compensation table, and (iv) all such directors and executive officers as a group.

Name and Address	Amount and Nature of Beneficial Ownership of Preferred Stock	Percent of Class
Executive Officers and Directors:
Michael E. Drace 1930 Auiki Street Honolulu, HI 96819	506,400	42.2%
More than 5% Beneficial Owners:
David Applebaum Revocable Trust 2340 Green Mountain Court Las Vegas, NV 89135	541,687	45.1%

Equity Compensation Plan Information

Equity Compensation Plan Information
Plan Category	Number of Securities exercise of oustanding options, warrants and rights (a)	Weighted-average exercise price of oustanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	4,240,000	4,240,000	-
Total	4,240,000	4,240,000	-

Warrants

The Company issued 1,500,000 warrants to purchase its common stock to each of the two founding shareholders. Such warrants are exercisable at $.01 per share should the Company achieve certain annualized revenues in any one month as follows: i) if the revenue growth exceeds $60 million, 60% of the potential warrants vest, ii) if the revenue growth exceeds $80 million, 80% of the potential warrants vest and iii) if revenue growth exceeds $100 million, all of the potential warrants vest. The warrants expire on December 31, 2006.

 Voting Preferred Stock

The Company has authorized 20,000,000 shares of par value $0.001 convertible preferred stock and issued 1,200,000 shares to the former stockholder and certain creditors of Steam Press and Enivel. The rights and privileges associated with the Company's preferred stock provide for no dividends, a liquidation preference of $2.40 per share, voting rights equal to those of common stockholders, and conversion into Company common stock on a one-for-one basis. The outstanding preferred stock will automatically convert to common stock on the completion of a reverse merger with a publicly traded company and either (a) the listing of the post-merger entity's common stock on any stock exchange or (b) its inclusion on a national quotation system, such as the OTC Bulletin Board or the Pink Sheets.

Convertible Notes Payable

Convertible debentures of $200,000 bearing annual interest at 10%, payable quarterly, due in January 2008, convertible into Company common stock at a fixed price of $5.00 per share.

Item 12: Certain Relationships and Related Transactions, and Director Independence

On July 19, 2005, we entered into a Consulting Agreement with The Watley Group, LLC (“Watley”), which was ratified by the Board of Directors on September 15, 2005, with regard to capital referral fees, merger and acquisitions, and other services. Under terms of the Agreement, Watley receives a success fee for identifying, coordinating, and otherwise facilitating the completion of acquisitions. In addition, Watley is to receive a success fee for identifying and facilitating fund raising. If requested by the Company, Watley may perform other consulting services for a two-year period and for such services was granted 1,026,668 shares of our restricted common stock. The 1,026,668 shares of restricted common stock were allocated by Watley between Mr. Martin Brill and The Watley Group consisting of 102,666 to Mr. Martin Brill and 924,002 remained with Watley for services each were to perform. Further, for the year ended September 30, 2006, Watley received fees from the Company of approximately $1,518,000. Anthony J. A. Bryan, a member of our board of directors, is the father of Mr. John Bryan, Chief Executive Officer of Watley.

On September 15, 2005, the Board ratified the issuance of warrants to purchase 1,500,000 shares of our common stock for $.01 per share to Watley and warrants to purchase 1,500,000 shares of our common stock for $.01 per share to our Chairman, Mr. Robert Y. Lee. Such warrants are to vest if and when our sales equal or exceed $100 million on an annualized basis for a consecutive 90-day period and expire on December 31, 2006. On September 15, 2005, the Board also acknowledged an agreement between our Chairman and Watley, whereby Mr. Lee receives a success fee from Watley in an amount equivalent to 3% of the first $5.0 million of enterprise value (as defined) and .5% of enterprise value in excess of $5.0 million in connection with acquisitions for which Watley receives an acquisition success fee from the Company. A copy of the Watley agreement, which includes the agreement with Mr. Lee, is included as Exhibit 10.3 of Form 8-K filed with the SEC on October 26, 2006.

During the period ended September 30, 2005, Mr. Lee received fees from Watley of approximately $111,000 in connection with certain merger and acquisition activities in addition to certain fund-raising activities on our behalf.

Pursuant to his agreement with Watley, during the year ended September 30, 2006, one of our directors, Mr. Earl Greenburg, received approximately $150,000 in referral fees from Watley for his assistance to the Company in obtaining debt or equity financing.

Pursuant to his agreement with Watley, during the year ended September 30, 2006, our Chief Financial Officer, Mr. Haddon Libby, received approximately $220,000 in referral fees from Watley for his assistance to the Company in obtaining debt or equity financing.

Pursuant to his agreement with Watley, during the year ended September 30, 2006, Mr. Martin Brill, an attorney for us and, as of July 27, 2006, one of our directors, received approximately $220,000 in referral fees from Watley for his assistance to us in obtaining debt or equity financing. Previously, in connection with Mr. Brill’s services in introducing Watley to us, Watley had transferred to Mr. Brill 102,666 of the shares of our common stock that Watley had been issued.

Item 13: Exhibits

ExhibitNo.	Description

3.1
Certificate of Merger of US Dry Cleaning Corporation with and into First Virtual Communications, Inc. filed with the Delaware Secretary of State on December 30, 2005, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.

10.1
Agreement and Plan of Merger between First Virtual Communications, Inc. (renamed US Dry Cleaning Corporation) and US Dry Cleaning Corporation dated September 21, 2005, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.

10.2	Agreement and Plan of Merger between US Dry Cleaning Corporation and Steam Press Holdings, Inc. dated August 8, 2005, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
10.3	Agreement and Plan of Merger between US Dry Cleaning Corporation and Coachella Valley Retail, LLC dated August 9, 2005, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
10.4	Employment Agreement between US Dry Cleaning Corporation and Michael E. Drace dated July 29, 2005, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
10.5	Employment Agreement between US Dry Cleaning Corporation and Haddon B. Libby dated October 21, 2005, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
10.6	Consulting Agreement between US Dry Cleaning Corporation and The Watley Group LLC dated July 12, 2005, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
10.7	US Dry Cleaning Corporation Senior Secured Convertible Promissory Note for August 2005, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
10.8	US Dry Cleaning Corporation Senior Secured Convertible Promissory Note for February 2006, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
10.9	US Dry Cleaning Corporation Election to Convert Senior Secured Convertible Promissory Notes, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
10.10
Engagement Agreement for Investment Banking Services between Marino Capital Partners, Inc. and US Dry Cleaning Corporation dated August 24, 2006, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.

99.1	Press release dated December 30, 2005, filed with the SEC on Form 8-K dated December 30 2005.
99.2	Audited financial statements for Enivel, Inc. for the year ended September 30, 2004 and ten months ended July 31, 2005, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
99.3	Unaudited financial statements for Enivel, Inc. for the year ended September 30, 2003, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Item 14: Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the consolidated financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2006 were approximately $225,000.

Audit-Related Fees

For the year ended September 30, 2006, audit related fees billed by our auditors were approximately $63,000.

Tax Fees

For the year ended September 30, 2006, there have been no tax fees billed by our auditors.

All Other Fees

For the year ended September 30, 2006, there have been no miscellaneous fees billed by our auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Dry Cleaning Corporation

By:	/S/ MICHAEL E. DRACE	Date: November 29, 2006
Michael E. Drace
President and Chief Executive Officer,
Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT Y. LEE	Chairman of the Board	November 29, 2006
Robert Y. Lee

/S/ HADDON B. LIBBY	Chief Financial Officer	November 29, 2006
Haddon B. Libby

/S/ ANTHONY J.A. BRYAN	Director	November 29, 2006
Anthony J. A. Bryan

/S/ EARL GREENBURG	Director	November 29, 2006
Earl Greenburg

/S/ MARTIN BRILL	Director	November 29, 2006
Martin Brill

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.