Form 10QSB
period 2006-12-31
US DRY CLEANING CORP
filed 2007-02-14
CIK 920317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2006

U.S. DRY CLEANING CORPORATION
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [   ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,969,268 common shares as of February 7, 2007.

Transitional Small Business Disclosure Format (check one): [   ] Yes [X] No

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Condensed Consolidated Balance Sheet as of December 31, 2006	F-1
(b)	Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2006 and 2005	F-2
(c)	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2006 and 2005	F-3
(d)	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

U.S. DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006
(UNAUDITED)

ASSETS
Current Assets
Cash	$1,199,404
Accounts receivable, net	478,529
Deferred financing costs, net	70,444
Deferred acquistion costs	123,284
Prepaid expenses and other current assets	173,933
Total Current Assets	2,045,594
Property and Equipment, net	1,129,761
Other Assets
Notes receivable	233,803
Deposits	202,450
Goodwill	5,004,699
Intangible assets	365,060
Total Other Assets	5,806,012
Total Assets	$8,981,367

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,385,630
Liquidated damages	71,250
Capital lease obligation, current	121,781
Notes payable, current	268,681
Related party notes payable, current	152,822
Convertible notes payable, net of discount	801,693
Related party convertible notes payable, net of discount	136,555
Total Current Liabilities	2,938,412
Long Term Liabilities
Capital lease obligation, net of current	190,181
Notes payable, net of current	71,081
Related party notes payable, net of current	9,838
Convertible notes payable, net of current	200,000
Total Long Term Liabilities	471,100
Total Liabilities	3,409,512

Stockholders' Equity
Convertible preferred stock; par value $0.001 per share;
20,000,000 authorized shares;
1,200,000 shares issued and outstanding;
with a liquidation preference of $2.40 per share	1,200
Common stock; par value $0.001 per share;
100,000,000 authorized shares; 16,969,268 shares issued and outstanding	16,969
Additional paid-in capital	16,614,594
Accumulated deficit	(11,060,908)
Total Stockholders' Equity	5,571,855
Total Liabilities and Stockholders' Equity	$8,981,367

See accompanying notes to condensed consolidated financial statements.

U.S. DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
		(As Restated)
Net Sales	$1,601,411	$1,440,741

Cost of Sales
Supplies	(67,431)	(57,065)
Direct costs	(781,112)	(743,316)
Total cost of sales	(848,543)	(800,381)

Gross Profit	752,868	640,360

Operating Expenses
Delivery expenses	164,362	136,964
Store expenses	399,277	310,185
Selling expenses	151,474	135,377
Administrative expenses	696,845	327,040
Related party consulting	-	224,000
Professional fees	679,035	375,353
Depreciation and amortization expense	77,293	59,990
Total Operating Expenses	2,168,286	1,568,909

Operating Loss	(1,415,418)	(928,549)

Other Income (Expense)	(122,940)	(535,127)
Loss Before Taxes	(1,538,358)	(1,463,676)

Provision for income taxes	-	-

Net Loss	$(1,538,358)	$(1,463,676)

Basic and diluted loss per common share	$(0.09)	$(0.16)

Basic and diluted weighted average number
of common shares outstanding	16,468,261	8,896,302

See accompanying notes to condensed consolidated financial statements.

U.S. DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,538,358)	$(1,463,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,293	59,990
Amortization of deferred financing costs	-	75,087
Bad debt expense	180	6,000
Common stock issued for compensation and services	416,070	12,080
Amortization of debt discounts	38,337	194,444
Changes in operating assets and liabilities:
Accounts receivable	123,449	(151,429)
Prepaid expenses and other current assets	39,139	108,741
Accounts payable and accrued expenses	(187,480)	347,622
Other assets	(216,947)	-
Liquidated damages	(35,625)	213,750
Net cash used in operating activities	(1,283,942)	(597,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(40,282)	(65,652)
Acquisition projects in process	(123,284)	-
Net cash used in investing activities	(163,566)	(65,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	39,869
Repayments on notes payable	(65,092)	(145,391)
Repayments on related party notes payable	(11,335)	(12,347)
Proceeds from issuance of convertible notes payable	1,200,000	858,000
Deferred financing costs	(70,444)	(199,998)
Proceeds from issuance of related party convertible notes payable	200,000	220,000
Repayments on capital lease obligation	(20,673)	(29,256)
Net cash provided by financing activities	1,232,456	730,877

Net increase (decrease) in cash	(215,052)	67,834
Cash at beginning of period	1,414,456	705,713
Cash at end of period	$1,199,404	$773,547

Cash paid during the period for:
Interest	$47,777	$170,379
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on convertible notes issued with common stock	$500,089	$1,166,667
Reclassification for change in par value of common and preferred stock	$-	$2,871,879

See accompanying notes to condensed consolidated financial statements.

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's audited financial statements on Form 10-KSB ,as amended,for the fiscal year ended September 30, 2006 filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's financial position as of December 31, 2006, and the results of operations and cash flows for the interim periods presented have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS (continued)

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has recurring losses from operations; negative cash flow from operating activities of approximately $1.3 million for the three months ended December 31, 2006; and negative working capital of approximately $0.9 million and an accumulated deficit of approximately $11 million at December 31, 2006. The Company’s business plan calls for various business acquisitions which will require substantial additional capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing transactions and facilitate such fund raising efforts by registering shares of its common stock with the SEC as a public company. However, such financing transactions may be insufficient to fund its planned acquisitions, capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2007. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of USDC and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

At December 31, 2006 and 2005, one customer accounted for approximately 14% and 17% of gross accounts receivable respectively. For the three months ended December 31, 2006 and 2005, one customer accounted for approximately 13% and 15% of net sales, respectively.

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt using the straight-line method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Other Intangible Assets," addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. The Company’s identifiable intangible assets consist of customer relationships and the “Young Laundry & Dry Cleaning” trademark in the respective net amounts of approximately $74,000 and $290,000 at December 31, 2006. Customer relationships and the trademark are amortized using the straight-line method over the weighted average life of four years and ten years, respectively. Management considers the straight-line method to be appropriate for customer lists due to the longevity of the customer relationships.

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

Advertising

The Company expenses the cost of advertising when incurred. Advertising costs approximated $27,000 and $36,000 for the three months ended December 31, 2006 and 2005, respectively.

Business Segments

The Company currently operates in one segment, that being the laundry and dry cleaning business. As noted earlier, the Company is geographically concentrated in Honolulu and Palm Springs.

Discount on Convertible Notes

Convertible instruments are evaluated to determine if they are within the scope of Emerging Issues Task Force ("EITF") Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” and SFAS No. 133. In the event that they are not, discounts on convertible notes are attributable to the relative fair value of the beneficial conversion feature that allows holders of the debenture to convert into shares of the Company's common stock at prices lower than the market value and the discount associated with the related equity instruments issued. These discounts are accounted for in accordance with EITF Issue No. 00-27, "Application of EITF No. 98-5 To Certain Convertible Instruments" and EITF Issue No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006
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

Loss per Share

Under SFAS No. 128, "Earnings per Share," basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants (using the treasury stock method) and the conversion of the convertible preferred stock and convertible debt (using the if-converted method). For the three months ended December 31, 2006, 1,846,667 and 432,432 convertible securities and warrants to purchase common stock, respectively, were excluded from the calculation of diluted loss per share because they were anti-dilutive.

Stock-Based Compensation

Since the Company has no stock option plans or any potential employee stock-based employee instruments outstanding, the disclosure requirements of SFAS No. 123-R are not applicable to the accompanying financial statements.

For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123-R and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)

3. NOTES PAYABLE

On December 26, 2006, the Company accepted subscriptions from accredited investors for $2,250,000 in total purchase price of its Series A Convertible Debenture. The debentures were sold with a built-in thirty percent (30%) rate of return. For each $100,000 paid to the Company, a total of $130,000 is due to the holder. Additionally, upon issuance, the Company issued 16,666 shares of common stock to the note holder for each $100,000 subscription. The debentures mature in one year from the date issued with no interest. The principal amount of the debentures may be converted into common stock of the Company at a fixed conversion rate of $3.00 per share at the holder’s option at any time. The principal amount of the debentures is secured by all of the Company’s assets and those of its operating subsidiaries, including an assignment of its leasehold interests in its retail facilities. Pursuant to a registration rights agreement, the Company is obligated to register or to file a registration statement for all of the common stock that may be issued upon conversion of the debentures, within 270 days from closing on a “best efforts” basis. Broker or underwriting fees or commissions to be paid in connection with the offer and sale will be a maximum of 10% of cash received. As of December 31, 2006 the Company has deposited $1,400,000 in cash proceeds and expects to deposit an additional $850,000 during January and February of 2007. Accordingly, 233,324 shares of common stock were issued during the quarter ended December 31, 2006. The offer and sale of the debentures and common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506, as promulgated by the Securities and Exchange Commission.

The Series A Convertible Debentures meet the definition of a conventional convertible debt instrument. Accordingly, the Company computed the relative fair values of the debt as if converted and the common stock, using a stock price of $1.85 (the estimated fair value of the common stock at the commitment date - See Note 5) pursuant to Accounting Principles Board Opinion No. 14 and related interpretations and recorded debt discounts associated with the common stock and a beneficial conversion feature totalling $500,089. Additionally, the built-in 30% rate of return described above, totalling $420,000, was included in the face amount of the notes, but was also recorded as debt discount against the face amount of the notes. These discounts are being accreted to interest expense over the one year term of the notes. For the three months ended December 31, 2006, the Company accreted approximately $38,337 of such debt discounts to interest expense.

4. OTHER RELATED PARTY TRANSACTIONS

The Company rents office space located at 125 E. Tahquitz Canyon Way in Palm Springs, California on a month- to- month basis from Transactional Marketing Partners, a company owned by director Earl Greenburg. The rent is $2,200 per month all inclusive.

5. EQUITY TRANSACTIONS

Common Stock

During the three months ended December 31, 2006, the Company issued 125,000 shares of its restricted common stock to the Company’s Chief Financial Officer as a bonus valued at $231,250 based on the estimated fair market value of the Company’s common stock of $1.85 per share. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of (the “Securities Act”).

During the three months ended December 31, 2006, the Company issued 80,000 shares of restricted common stock to directors valued at $148,000 based on the estimated fair market value of the Company’s common stock of $1.85 per share. The transactions described in this paragraph constituted an exempt offering under Section 4(2) of (the “Securities Act”).

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)

5. EQUITY TRANSACTIONS (continued)

Common Stock (continued)

During the three months ended December 31, 2006, the Company, pursuant to a consultant agreement, issued 150,000 shares of its restricted common stock in exchange for certain consulting services provided to the Company, which was valued at $37,500 based on the value of the services provided. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of (the “Securities Act”).

During the three months ended December 31, 2006, the Company, pursuant to the terms of the Series A Convertible Debentures as disclosed in Note 3 above, issued 233,324 shares of restricted common stock (see Note 3). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of (the “Securities Act”).

Warrants

In fiscal 2005, the Company issued 1,500,000 warrants to purchase its common stock to each of the two founding shareholders. Such warrants are exercisable at $.01 per share should the Company achieve certain annualized revenues in any one month as follows: i) if the revenue growth exceeds $60 million, 60% of the potential warrants vest, ii) if the revenue growth exceeds $80 million, 80% of the potential warrants vest and iii) if revenue growth exceeds $100 million, all of the potential warrants vest. The warrants expired and have been cancelled on December 31, 2006.

During the quarter ended December 31, 2006, the Company issued 500,000 warrants to an investment banking firm for services directly related to an equity fund raising transaction. Such warrants have an exercise price of $0.25, be exercisable for five (5) years from the effective date, and contain net issuance, anti-dilution provisions for split adjustments and “piggyback” registration rights. The Company did not record any expense related to the fair value of the warrants since the issuance was payment for equity fund raising services.

A summary of warrants outstanding are as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding at September 30, 2005	3,000,000	$0.01
Granted	-	-
Exercised	-	-
Cancelled	-	-

Warrants outstanding at September 30, 2006	3,000,000	$0.01
Granted	500,000	$0.25
Exercised	-	-
Cancelled	3,000,000	$0.01

Warrants outstanding at December 31, 2006	500,000	$0.25

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in various claims, lawsuits and disputes with third parties, actions involving allegations of discrimination or breach of contract incidental to the ordinary operations of the business. The Company is not currently involved in any litigation which management believes could have a material adverse effect on the Company's financial position or results of operations.

Stock Registration Rights

The Company was obligated to register 693,750 shares of preferred stock (or related post-conversion common stock) such that it is freely tradable no later than December 31, 2005 or pay a penalty of approximately $12,000 per month until such time as the registration statement is declared effective or the Companies stock begins trading. As of December 31, 2006, the Company had not filed a registration statement registering these shares and has accrued liquidated damages of $71,250 at December 31, 2006.

The Company is required to use its “best efforts” to file, on or before two hundred seventy days (270) following the closing of the initial sale of the Series A Convertible Debentures (see Note 3), a registration statement under the Securities Act covering the registration of the sale of the Registrable Securities by the holders. The holders are required to cooperate fully with the Company in preparation of the registration statement and provide all necessary information regarding the holders, the underwriters, the manner of distribution and other material information reasonably requested by the Company.

Employment Agreements

Effective on December 12, 2006, in connection with his appointment as the Company’s new Chief Executive Officer, the Company entered into an employment agreement with Robert Y. Lee for a three-year term. The employment agreement provides for a base salary at the rate of $20,000 per month, which increases to $25,000 upon the Company achieving certain milestones in revenue and income. Mr. Lee is also entitled to a bonus, which will be represented by a promissory note issued by the Company bearing interest at eight percent per annum and in the principal amount of $200,000, of which $50,000 is payable at the earlier of the expiration of his employment term and the closing by the Company of a debt or equity financing of at least $1,500,000, and the balance of which payable upon the earlier of the expiration of his employment term and the closing by the Company of stock offering with proceeds of at least $3,000,000. In addition, upon the achievement of certain milestones by the Company, Mr. Lee will be entitled to additional bonuses ranging from $250,000 to $500,000. Furthermore, the Company agreed to issue to Mr. Lee fully vested options to purchase an aggregate of 800,000 shares of the Company’s common stock, at exercise prices ranging from $3.50 to $10.00 per share, which options will be evidenced by a stock option agreement approved by the Board of Directors. The Company also agreed to pay an expense allowance for an automobile in an amount of $2,000 per month. The agreement also provides for non-competition covenant by Mr. Lee in favor of the Company and confidentiality provisions.

Business Acquisition

During December 2006, the Company, entered into an Agreement and Plan of Merger to acquire, Cleaners Club, Inc., a California corporation (“Cleaners Club”). As of February 14, 2007, such transaction has not closed.

During December 2006, the Company paid $150,000 as an advance payment toward the definitive agreement.

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES (continued)

Filing of Form SB-2

On December 27, 2006, the Company filed a Form SB-2. The offering consists of 2,500,000 units. Each unit consists of one share of common stock and one redeemable warrant to purchase one share of common stock.

The warrants included in the units will be exercisable to purchase one share of common stock immediately after the effectiveness of registration statement. Each warrant entitles its holder to purchase one share of common stock at an exercise price equal to $3.50. The warrants expire on the fifth anniversary of the effective date. The Company will have the right to redeem some or all of the warrants issued in this offering at a redemption price of $0.05 per warrant at any time after the date on which the closing price of the Company’s common stock has exceeded $5.00 for 20 consecutive trading days.

7. RESTATEMENT

The accompanying condensed consolidated statements of operations and cash flows for the three months ended December 31, 2005 were restated to reflect an increase to debt discount related to the recording of convertible debt issued with common stock, as well as the related amortization of such discount. See the Company’s Form 10-KSB/A for the year ended September 30, 2006 for additional information. The effect of the restatement for the quarter ended December 31, 2005 was an increase to interest expense of approximately $161,000 and an increase to basic and diluted loss per common share of $(0.01). The effect of the restatement is as follows:

	As Reported	As Restated
Net Loss	$(1,302,432)	$(1,463,676)
Basic and diluted loss per common share	$(0.15)	$(0.16)

Item 2: Management’s Discussion and Analysis

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

Description of Business

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

Over the last year, USDC has completed acquisitions in Hawaii and California with annual revenues of approximately $6.1 million. USDC combines a management team with extensive experience in retail consolidations and dry cleaning operations, with a proven operating model.

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

Competition

The Company operates in an industry that is subject to intense competition. A handful of markets are dominated by large, well-capitalized operators who have implemented a model similar to USDC’s vision: serving multiple locations with centralized, large capacity production facilities. Smaller players are finding it more difficult to retain market share due to higher overall operating costs and constraints. The Company believes that its strategy of centralized operations, consolidation, and public corporate structure is unique in the dry cleaning industry. However, there can be no assurance that other enterprises may not seek to acquire a significant number of dry cleaning operations in markets in which the Company currently or prospectively will operate.

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

Operations Strategy

Management operates centrally located dry cleaning factories in Hawaii and California that serve as production plants for multiple dry cleaning store fronts, as well as the hub for hotel, resort, and pick-up and delivery services. Central processing allows for the selection of prime sites for new locations, as less square footage is required for these service centers. Much of the potential growth lies with ancillary services, most notably pick-up and delivery, alterations, and servicing the targeted area’s hotel and resort communities.

The Company believes it can implement the following changes that will enhance operations of acquired companies and support its growth initiatives:

•	Leverage Infrastructure. The Company intends to maximize the utility and efficiencies of a central production facility and “hub and spoke” structure;

•	Route Expansion. The Company intends to add additional “pickup and delivery” service areas;

•
Store Fronts. The Company plans to expand the number of storefronts within each acquired market as quality locations become available. These locations will have automated systems to assist in the tracking of clothes; professionally trained and uniformed counter staff; a clean, bright lobby area; and quality changing/alterations areas;

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

The Company intends to target those markets that are well suited for the “hub and spoke” method of operation, which possess some or all of the following desirable requirements:

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

Major Customers

At December 31, 2006 and 2005, one customer accounted for approximately 14% and 17% of gross accounts receivable, respectively. For the three months ended December 31, 2006 and 2005, one customer accounted for approximately 13% and 15% of net sales, respectively.

Results of Operations for the Three Months Ended December 31, 2006 and 2005

Revenues

Net sales were approximately $1.6 million for the three months ended December 31, 2006 an increase of approximately $0.2 million compared to the three months ended December 31, 2005 of approximately $1.4 million. This reflects a 11% increase in revenues.

Cost of Sales

Our cost of sales remained the same at approximately $0.8 million for the three months ended December 31, 2006 and 2005, respectively. However, cost of sales as a percentage to revenues is 53% and 56% for the three months ended December 31, 2006 and 2005, respectively.

Gross Profit

Gross profit increased approximately $0.1 million to approximately $0.8 million for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 of approximately $0.6 million. Gross profit as a percentage of revenue increased 3% or 47% and 44% for the three months ended December 31, 2006 and 2005, respectively.

Operating Expenses

Operating expenses for the three months ended December 31, 2006 are approximately $2.2 million, an increase of approximately $0.6 million compared to the three months ended December 31, 2005 of approximately $1.6 million.

Our delivery, store and selling expenses for the three months ended December 31, 2006 were approximately $0.7 million compared to the three months ended December 31, 2005 of approximately $0.6 million. These expenses are primarily related to store rents and advertising costs.

Our administrative expenses for the three months ending December 31, 2006 were approximately $1.5 million, an increase of approximately $0.5 million compared to the three months ended December 31, 2005 of approximately $1.0 million. These expenses are primarily related to management and professional fees.

 Net Results of Operations

Our operating loss is approximately $1.4 million for the three months ended December 31, 2006 and approximately $0.9 million for the three months ended December 31, 2005.

Other income (expense)

Interest expense for the three months ended December 31, 2006 was approximately $0.1 million compared to approximately $0.5 million for the three months ended December 31, 2005.

Net Results

 We are reporting a net loss of approximately $1.5 million or $0.09 per common share for the three months ended December 30, 2006 compared to a net loss of approximately $1.5 million or $0.16 per common share for the three months ended December 30, 2005. This includes legal, audit, consulting and administrative expenses directly related towards capitalization of the Company and being a public company.

Liquidity and Capital Resources

Total assets increased by approximately $0.8 million from $8.2 million as of December 31, 2005 to $9.0 million as of December 31, 2006. The increase is primarily due to an increase in cash of approximately $0.4 million, property and equipment of approximately $0.4 million and notes receivables of approximately $0.1 million: other assets of approximately $0.3 million.

Total liabilities decreased by approximately $3.1 million from approximately $6.5 million as of December 31, 2005 to approximately $3.4 million as of December 31, 2006. This is primarily due to a decrease in notes payable of approximately $2.9 million, a decrease in deferred tax liability of approximately $0.2 million, and a decrease in liquated damages of approximately $0.1 million; offset by an increase in capital lease obligations of approximately $0.1 million.

Our operating activities used approximately $1.3 million in cash during the three months ended December 31, 2006. Our net loss of approximately $1.5 million was the primary component of our negative operating cash flow. This net loss was offset by a number of non-cash items totalling approximately $0.5 million. These include depreciation, amortization, bad debt expense and the issuance of stock for compensation and interest. Growth in payables, liquidated damages and prepaid expenses and other current assets of approximately $0.5 million was offset by growth in receivables of approximately $0.1 million.

Cash used in investing activities during the three months ended December 31, 2006 consisted of approximately $0.2 million used for the purchase of property and equipment and acquisition projects in process compared to approximately $0.1 million for the three months ended December 31, 2005.

Cash flows from financing activities were approximately $1.2 million for the three months ended December 31, 2006 which primarily consisted of approximately $1.4 million in net proceeds from the issuance of convertible debentures; offset by repayments on notes payable, capital leases and prepaid financing costs of approximately $0.2 million.

The Company has a working capital deficit of approximately $0.9 million as of December 31, 2006. The Company is seeking to increase working capital and fund operations through private and public debt and equity transactions.

Liquidity and Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the quarter ended December 31, 2006, we had a net loss of approximately $1.5 million and negative cash flow from operating activities of approximately $1.3 million. In addition, we had a working capital deficit of approximately $0.9 million as of December 31, 2006.

Accordingly, the Company has met its capital requirements primarily through the private sale of its convertible secured promissory notes payable and secured convertible debentures. The Company has raised approximately $10.5 million in net cash proceeds through such private sales. In May 2006, the majority of the holders of approximately $7.9 million senior-secured convertible notes payable elected to convert into the Company’s common stock. It is anticipated that the holders of the recently raised $1.4 million will also convert their convertible debentures to equity upon maturity.

Going Concern Considerations

The consolidated financial statements included elsewhere herein have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. At December 31, 2006, the Company had an accumulated deficit of approximately $11 million, working capital deficit of approximately $0.9 million and has suffered significant net losses since inception.

The Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Since inception, the Company has yet to generate any profits from operations. Accordingly, the Company has met its capital requirements primarily through the private sale of its convertible secured promissory notes payable and secured convertible debentures. The Company has raised approximately $10.5 million in net cash proceeds through such private sales. In May 2006, the majority of the holders of approximately $7.9 million senior-secured convertible notes payable elected to convert into the Company’s common stock. It is anticipated that the holders of the recently raised $1.4 million will also convert their convertible debentures to equity upon maturity.

The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s services, the Company’s ability to service its customers, the Company’s ability to maintain and expand its customer base, the level of resources required to expand the Company’s marketing and sales organization, and other factors. We are currently revising our business plan for funding our long-term operations to include potential acquisitions which would allow us to maximize our current processing facility capacities, thereby increasing our potential profitability. The Company intends to fund operations through debt and/or equity financing transactions and facilitate such fund raising efforts by registering shares of its common stock with the SEC as a public company. However, such financing transactions may be insufficient to fund its planned acquisitions, capital expenditures, working capital, and other cash requirements for the fiscal year ending September 30, 2007.

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

Off Balance Sheet Arrangements

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

Recently Issued Accounting Pronouncements

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

Item 3: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are not effective.

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

Item 1:   Legal Proceedings

From time to time, the Company may be involved in various claims, lawsuits, or disputes with third-parties incidental to the normal operations of the business. The Company is not currently involved in any such litigation. Furthermore, the Company is not aware of any proceeding that a governmental authority is contemplating.

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2006, the Company issued 125,000 shares of its restricted common stock to the Company’s Chief Financial Officer as a bonus valued at $231,250 based on the estimated fair market value of the Company’s common stock of $1.85 per share. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of (the “Securities Act”).

During the three months ended December 31, 2006, the Company issued 80,000 shares of restricted common stock to directors valued at $148,000 based on the estimated fair market value of the Company’s common stock of $1.85 per share. The transactions described in this paragraph constituted an exempt offering under Section 4(2) of (the “Securities Act”).

During the three months ended December 31, 2006, the Company, pursuant to a consultant agreement, issued 150,000 shares of its restricted common stock in exchange for certain consulting services provided to the Company, which was valued at $37,500 based on the value of the services provided. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of (the “Securities Act”).

During the three months ended December 31, 2006, the Company, pursuant to the terms of the Series A Convertible Debentures as disclosed in Note 3 above, issued 233,324 shares of restricted common stock (see Note 3). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of (the “Securities Act”).

The Company has estimated the fair market value of its restricted common stock to be $1.85 per share based on the convertible feature of the Company’s private offerings that have ranged between $1.00 and $3.00 per share.

 Item 3:   Defaults upon Senior Securities

None

Item 4:   Submission of Matters to a Vote of Security Holders

None

Item 5:   Other Information

None

Item 6:   Exhibits

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

U.S. DRY CLEANING CORPORATION

Date: February 14, 2007	By:	/S/ ROBERT Y. LEE
Robert Y. Lee Chief Executive Officer

	By:	/S/ HADDON LIBBY
Haddon Libby Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.