Form 10KSB/A
period 2006-09-30
US DRY CLEANING CORP
filed 2007-02-15
CIK 920317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-23305

U.S. DRY CLEANING CORPORATION
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

Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2006:	16,969,268

Transitional Small Business Disclosure Format (Check One): Yes ☐    No: ☒

TABLE OF CONTENTS

PART I.

i

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A is being filed as Amendment No. 1 to the Annual Report on Form 10-KSB of U.S. Dry Cleaning Corporation and Subsidiaries (sometimes hereinafter collectively referred to as "the Company" or “USDC") for the fiscal year ended September 30, 2006, which was filed with the Securities and Exchange Commission (the "SEC") on November 30, 2006 (the "Original Form 10-KSB"). Among other things, this Amendment is being filed in order to (a) restate valuation of stock issuances for 2005 and 2006, and (b) inclusion of predecessor ten month statement of operations to the financial statements.

In response to comments from the SEC resulting from their review of the Company's Form SB-2 (filed on December 27, 2006), certain other disclosures were added or expanded in the amendments of the Company's Form SB-2 filed during the period described in the preceding paragraph. Accordingly, this Amendment also expands the disclosure in Management's Discussion and Analysis or Plan of Operations (for example, see the "Liquidity and Going Concern Considerations" and the "Identifying and Measuring Impairment of Long-Lived Assets" sections).

Except as expressly stated in this Amendment No. 1, this amended annual report speaks only as of the filing date of the Original Form 10-KSB and generally does not reflect any events occurring after November 30, 2006. Minimal disclosures herein have been updated to reflect certain transactions which occurred subsequent to November 30, 2006 which includes information (such as subsequent events) that is more recent than the disclosure included in the Company’s aforementioned registration statement that was filed with the SEC on December 26, 2006. See the Company's Form 10-QSB's for the first quarter of fiscal 2007 and its Form 8-K's filed with the SEC from mid-November 2006 to date for updated information about the Company's financial affairs.

ii

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

Pursuant to the Amended Plan and the Confirmation Order, the Company and U.S. Dry Cleaning Corporation, a Delaware corporation (“USDC”), consummated a merger transaction (the “Merger”) on December 30, 2005, whereby (pre-merger) USDC merged with and into FVC, with FVC as the surviving corporation (the “post-Merger entity”), in accordance with the Agreement and Plan of Merger by and between FVC and (pre-merger) USDC, dated December 30, 2005 (the “Merger Agreement”). FVC filed the Certificate of Merger with the Secretary of State of Delaware, effective December 30, 2005. The Merger Agreement provided that the Certificate of Incorporation and the Bylaws of FVC shall be the Certificate of Incorporation and the Bylaws of the post-Merger entity, except that the Merger Agreement and the Certificate of Merger provided for the following two amendments to the Certificate of Incorporation. First, the surviving corporation’s name was changed to “U.S. Dry Cleaning Corporation”, effective as of December 30, 2005. The Certificate of Merger also amended the surviving corporation’s Certificate of Incorporation by authorizing 50,000,000 of Common Stock; 50,000,000 shares of Series B Common Stock; and 20,000,000 shares of convertible Preferred Stock for future issuance. A copy of the Merger Agreement is included as Exhibit 10.1 and a copy of the Certificate of Merger is included as Exhibit 3.1, both of which are incorporated herein by reference to the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2006.

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

On August 8, 2005, USDC purchased 100% of the outstanding common stock of Steam Press and on August 9, 2005, USDC purchased 100% of the membership units in CVR in stock-for-stock type transactions. USDC, Steam Press, and CVR are hereinafter collectively referred to as the “Company.”

Steam Press owns 100% of Enivel, Inc. (“Enivel”), which does business as Young Laundry & Dry Cleaning (“Young”) in Honolulu, Hawaii. Young was founded in 1902 and operates thirteen retail laundry and dry cleaning stores, in addition to providing hotel and other commercial laundry and dry cleaning services. The Company considers Enivel to be its predecessor, as defined under SEC rules and regulations. Accordingly, the audited statements of operations and cash flows for the year ended September 30, 2004 and ten months ended July 31, 2005, and the unaudited statements of operations and cash flows for the year ended September 30, 2003 of Enivel are included as Exhibits 99.2 and 99.3 respectively, which are incorporated herein by reference to the Form 8-K filed with the SEC on October 26, 2006. CVR was founded in 2004 and operates five retail laundry and dry cleaning stores under several names in the Palm Springs, California area.

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

The Company intends to acquire high quality operations within strategic geographical regions in order to maximize the efficiencies of the “hub-and-spoke” concept. With the acquisition of Young Laundry and Dry Cleaners in Honolulu, Hawaii, the Company can track its history back to the beginning of the industry in 1902. Since then, the dry cleaning industry has been durable and has survived, among other things, economic downturns, fads, changes in fashion, wars, depression, and natural disasters.

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

Competition

The Company operates in an industry that is subject to intense competition. A handful of markets are dominated by large, well-capitalized operators who have implemented a model similar to the Company’s vision; serving multiple locations with centralized, large capacity production facilities. Smaller players are finding it more difficult to retain market share due to higher overall operating costs and constraints. The Company believes that its strategy of centralized operations, consolidation, and public corporate structure is unique in the dry cleaning industry. However, there can be no assurance that other enterprises may not seek to acquire a significant number of dry cleaning operations in markets in which the Company currently or prospectively will operate.

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

Recent Sales of Unregistered Securities

During September 2005, the Company issued 196,140 shares of its restricted common stock as employee awards with an estimated fair value of $66,688. In September 2006, the Company cancelled 4,000 shares of its restricted common stock as employee awards with an estimated fair value of $11,765. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During November 2005, the Company issued 1,750,000 shares of its restricted common stock to the holders of the Company’s Senior Secured Convertible Promissory Notes as part of the units purchased with an estimated fair value of approximately $1,167,000. The value was determined through the calculation of the relative fair value under the guidelines of Accounting Principles Board (“APB”) Opinion No. 14. Such amount is being amortized to interest expense over the maturity period in accordance with EITF Issue No. 00-27. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During November 2005, the Company issued 100,000 shares of its restricted common stock with an estimated fair value of approximately $34,000, for the purchase of a business route. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During January 2006, the Company issued 300,000 shares of its restricted common stock to the Company’s Chief Financial Officer as required by his employment contract with a value of $102,000. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During May 2006, the Company issued 525,300 shares of its restricted common stock to the holders of the Company’s senior secured convertible debentures as part of the units purchased with an estimated fair value of approximately $1,751,000 which was recorded as a discount against the face of the notes payable and is being accreted to interest expense over the terms of the notes. The value was determined through the calculation of the relative fair value under the guidelines of APB Opinion No. 14. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

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

In August 2006, the Company, pursuant to a consultant agreement, issued 200,000 shares of its restricted common stock in exchange for certain consulting services to be provided to the Company, which were valued at $50,000. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

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

Operating Expenses

For the year ended September 30, 2006, operating expenses were approximately $6,646,000. Delivery, store, and sales expenses totaled approximately $2,592,000 and related primarily to the operation of our retail stores. Administrative expenses were approximately $1,353,000 and consisted mainly of administrative payroll of $822,000, approximately $107,000 in insurance, approximately $107,000 in travel, and approximately $320,000 in general administrative expenses. Other operating expenses were approximately $2,429,000 and consisted primarily of legal, accounting and consulting services, of which approximately $1,518,000 were paid to related parties, incurred in conjunction with becoming a public company. Depreciation and amortization expenses were approximately $272,000.

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

Other Expenses

For the year ended September 30, 2006, other expenses were approximately 4,628,000 which consisted primarily of debt issuance costs of approximately $1,838,000 and interest expense of approximately $3,548,000; which are offset by approximately $616,000 in other income for insurance proceeds from the Palm Springs fire.

Net Loss

For the year ended September 30, 2006, we had a net loss of approximately $8,426,000 or $0.70 per common share.

Liquidity and Going Concern Considerations

Liquidity

During the year ended September 30, 2006, the Company raised net proceeds of approximately $5.8 million through the issuance of senior secured convertible notes and convertible debentures.

As of September 30, 2006, we had a working capital deficit of approximately $36,000. Our current assets were approximately $2,230,000, which consisted primarily of approximately $1,414,000 in cash, $602,000 in net trade and other receivables, and $214,000 in prepaid expenses and other current assets. Our current liabilities were approximately $2,265,000, which consisted primarily of approximately $1,573,000 in trade accounts payable and accrued expenses and approximately $526,000 in current portion of long-term debt.

Net cash used in operating activities during the year ended September 30, 2006 was approximately $2,941,000. The current period results were due primarily to the operating loss of approximately $3,798,000 along with an increase in accounts receivable and other current assets of approximately $130,000, which were offset by approximately $4,713,000 in non cash transactions made up primarily of depreciation and amortization, and amortization of debt discounts and deferred financing costs; and a decrease of approximately $786,000 in accounts payable.

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

Going Concern Considerations

The consolidated financial statements included elsewhere herein have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. At September 30, 2006, the Company had an accumulated deficit of approximately $(9,522,000), a working capital deficit of approximately $36,000, and has suffered significant net losses since inception. The Company’s business plan calls for various business acquisitions which will require substantial capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and/or equity financing transactions and facilitate such fund raising efforts by registering shares of its common stock with the SEC as a public company. However, such financing transactions may be insufficient to fund its planned acquisitions, capital expenditures, working capital, and other cash requirements for the fiscal year ending September 30, 2007.

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

Long-lived Assets

The Company follows SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. See below for additional information regarding the identification and measurement of impairment of certain long-lived assets governed by SFAS No. 144.

The Company assesses the impairment of long-lived assets, including goodwill, annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held for use is based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, the Company adjusts the asset to the extent that the carrying value exceeds the estimated fair value of the asset. Management’s judgments related to the expected useful lives of long-lived assets and the Company’s ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As management assesses the ongoing expected cash flows and carrying amounts of the Company’s long-lived assets, these factors could cause the Company to realize a material impairment charge, which would result in decreased net income (or increased net loss) and reduce the carrying value of these assets.

During the reporting periods presented, management has determined that no impairment was necessary. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

Customer Relationship Assets

Our company has contractual relationships with several hotels to service the laundry needs of their guests. These contracts constitute roughly one-half of the total business. Our valuation is based on a discounted cash flow (“DCF”) analysis of the cash flows attributable to the contracts that were in force. Revenue from these contracts were projected out for eighteen months and incorporating straight-line attrition during that period. We applied the industry operating margin to projected revenues and tax-affected the requisite return to arrive at a debt-free net cash flow attributable to the customer relationship contracts. The cash flows were then discounted to present to arrive at a total present value with a useful life based on the average contract term.

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

We believe the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. As part of that analysis, we also must determine whether an acquired entity is considered to be a “business” or a “set of net assets” because only if a business is acquired can any of the purchase prices be allocated to goodwill. We determined that the Steam Press and CVR acquisitions were acquisitions of businesses. See Note 6 to our consolidated financial statements included elsewhere herein for additional information.

Identifying and Measuring Impairment of Long-Lived Assets

Introduction

We follow the substance of the procedures outlined below (which are specified in the aforementioned accounting pronouncements) in identifying and measuring impairment of our intangible and other long-lived assets.

We test our intangible assets for possible impairment using a present value technique, which is based on estimated future cash flows. These cash flows (which are generally derived from the most recent internal budget) and the related fair values are measured for impairment purposes as discussed below. Projections of future cash flows are dependent on certain assumptions, and are inherently uncertain; such projections invariably include (of necessity) some estimates that are subjective in nature. Thus, there is a risk that future events may differ from the assumptions underlying management's estimates. In a given fiscal period, such differences could have a material effect on our consolidated financial statements.

Intangible Assets

SFAS No. 142, "Goodwill and Other Intangible Assets" addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the consolidated financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about intangible assets in the years subsequent to their acquisition. See below for additional information regarding the identification and measurement of impairment of goodwill and identifiable intangible assets governed by SFAS No. 142.

The principal effect of SFAS No. 142 on our accompanying consolidated financial statements is that the goodwill described in Note 6 to the accompanying consolidated financial statements is not required to be amortized.

Identifiable Intangible Assets

Except for Trade Name/Trademark, our only significant identifiable intangible assets are customer relationships, which arose in accounting for certain business combinations described in Note 6 to our annual consolidated financial statements included elsewhere herein. As contemplated by GAAP, a "customer relationship" exists when an entity has information about the customer and is in regular contact with the customer, who in turn has the ability to make direct contact with the entity. Since these assets are subject to amortization, management reviews customer relationship assets for impairment using the methodology of SFAS No. 144. As noted above, that pronouncement requires that an impairment loss be recognized when an asset's carrying amount is not recoverable and the carrying amount exceeds its estimated fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the total undiscounted future cash flows estimated to result from the asset's use (based on its existing service potential) and eventual disposition. As with goodwill, the traditional marketplace definition of fair value applies.

Customer relationship assets are tested for impairment whenever events or changes in circumstances suggest that their carrying amount may not be recoverable. Examples of such trigger events include a significant adverse change in the manner in which a long-lived asset is being used and a current period operating loss or negative operating cash flow. We generally apply the impairment testing required by SFAS No. 144 as summarized below.

A cash flow projection for a period approximating the estimated remaining useful life of the asset is prepared, based on available historical data and management's current estimate of future-year revenues associated with the acquired customers which are still in place on the testing date. Total annual revenues are typically forecasted to increase at a constant or decreasing rate based on the above criteria (and with due consideration of expected inflation), with the percentage attributable to existing customers declining over the estimated life of the customer relationship asset. Cost of sales and operating expenses for the first year of the forecast period are based on the entity's most recent budget; in subsequent years, these amounts are generally consistent with the year-one amounts on a percentage basis.

Based on the evaluation process summarized in the preceding paragraphs, it was determined that the customer relationship assets' estimated fair value was above their carrying amounts.

Goodwill

SFAS No. 142 establishes a two-step process that governs the review of goodwill for possible impairment at the reporting unit level. A reporting unit is either an operating segment (as defined in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information"), or a component of an operating segment. A component must meet the definition of a "business" under the criteria established by GAAP. When applicable, other assets and asset groups (see "Identifiable Intangible Assets" and "Property and Equipment," below) are tested for impairment and any adjustment of the carrying values is reflected before the goodwill impairment test is performed.

The first phase, which is only designed to identify potential impairment, requires a comparison of a reporting unit's carrying amount (including goodwill) with its estimated fair value. For this purpose, the traditional marketplace definition of fair value applies. If the reporting unit's estimated fair value exceeds its carrying amount, the related goodwill is considered not impaired; under these circumstances, the second step of the impairment test described in the following paragraph is unnecessary.

In order to measure an impairment loss, the carrying amount of the reporting unit's goodwill is compared to its "implied fair value." An entity is required to estimate the implied fair value of its goodwill by allocating the reporting unit's total fair value to all of its assets (including unrecognized intangible assets) and liabilities as if (1) the reporting unit had been acquired in a business combination and (2) the reporting unit's fair value was the purchase price. The excess of the reporting unit's fair value over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill. We apply step one of the goodwill evaluation process as described in the following paragraph.

To estimate the fair value of a group of net assets (such as a reporting unit) as a whole, a five-year discounted cash flow analysis is developed based on available historical data, and management's current projections of future-year revenues. As of a given testing date, these projections may assume annual revenue growth at a level or declining rate during the forecast period, with modest growth thereafter. Management expects revenue growth during the five-year forecast period.

For goodwill-impairment testing purposes, the revenue projections include sales to both third-party customers and Company subsidiaries consistent with traditional valuation methodology. Year-one cost of sales and operating expenses are estimated based on the reporting unit's most recent budget, and are generally consistent on a percentage basis during the remainder of the forecast period. Debt-free cash flow (including a "terminal value," when applicable) is then present-valued, using the weighted average cost of capital.

As of September 2006, management believes that the fiscal 2006-2007 budget for the Company was based on reasonable and current information, and are achievable. Based on the evaluation process summarized in the preceding paragraphs, it was determined that the reporting units' estimated fair value was above their carrying amounts.

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

A summary of the Company’s contractual obligations and commitments as of September 30, 2006 is as follows:

Contractual Obligations and Commitments	Total	2007	2008	2009	2010	Beyond

Operating leases	$2,978,000	$774,000	$687,000	$570,000	$416,000	$531,000
Capital lease obligations	399,000	160,000	129,000	93,000	17,000	—
Long-term debt	815,000	488,000	299,000	15,000	9,000	4,000
Total Contractual Obligations and Commitments	$4,192,000	$1,422,000	$1,115,000	$678,000	$442,000	$535,000

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

Item 7: Financial Statements

Index to Consolidated Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheet of U.S. Dry Cleaning Corporation as of September 30, 2006 (As Restated)

F-3
Consolidated Statements of Operations of U.S. Dry Cleaning Corporation for the year ended September 30, 2006 (As Restated) and for the period July 19, 2005 (Inception) to September 30, 2005 (As Restated), and Statement of Operations for the Company’s Predecessor for the ten month period ended July 31, 2005

F-4
Consolidated Statements of Stockholders’ Equity of U.S. Dry Cleaning Corporation for the year ended September 30, 2006 (As Restated) and for the period July 19, 2005 (Inception) to September 30, 2005 (As Restated)

F-5
Consolidated Statements of Cash Flows of U.S. Dry Cleaning Corporation for the year ended September 30, 2006 (As Restated) and for the period July 19, 2005 (Inception) to September 30, 2005 (As Restated)

F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
U.S. Dry Cleaning Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of U.S. Dry Cleaning Corporation and Subsidiaries (the "Company") as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2006 and for the period July 19, 2005 (Inception) to September 30, 2005. We have also audited the accompanying statement of operations for Enivel, Inc. dba Young Laundry & Dry Cleaning (the Company’s Predecessor) for the ten month period ended July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Dry Cleaning Corporation and Subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for the year ended September 30, 2006 and for the period July 19, 2005 (Inception) to September 30, 2005, and the results of operations of Enivel, Inc. dba Young Laundry & Dry Cleaning for the ten month period ended July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

On December 30, 2005, the Company completed a reverse merger with a publicly traded “shell” company.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses from operations and had an accumulated deficit of approximately $9,500,000 at September 30, 2006. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance roll up activities to the point at which operations may become profitable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12, the accompanying consolidated financial statements for the year ended September 30, 2006 have been restated to reflect the correction of errors in the accounting for certain debt financing transactions. As also discussed in Note 12, the accompanying consolidated financial statements for the year ended September 30, 2006 and for the period July 19, 2005 (Inception) to September 30, 2005 have been restated to reflect the correction of errors related to the accounting for stock based compensation. The effect of such restatements was an increase to net loss of approximately $2,524,000 and $144,000 for the year ended September 30, 2006 and for the period July 19, 2005 (Inception) to September 30, 2005, respectively, and an increase to basic and diluted loss per common share of $(0.21) and $(0.03) for the year ended September 30, 2006 and for the period July 19, 2005 (Inception) to September 30, 2005, respectively.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

February 12, 2007
Newport Beach, California

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (AS RESTATED)
SEPTEMBER 30, 2006

ASSETS
Current Assets
Cash	$1,414,456
Accounts receivable, net	602,158
Prepaid expenses and other current assets	213,072
Total Current Assets	2,229,686
Property and Equipment, net	1,151,764
Other Assets
Notes receivable	125,908
Deposits	93,398
Goodwill	5,004,699
Intangible assets, net	380,068
Total Other Assets	5,604,073
Total Assets	$8,985,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,573,110
Liquidated damages	106,875
Capital lease obligation	117,197
Notes payable	305,463
Related party notes payable	162,634
Total Current Liabilities	2,265,279
Long Term Liabilities

Capital lease obligation, net of current	215,438
Notes payable, net of current	99,391
Related party notes payable, net of current	11,361
Convertible notes payable	200,000
Total Long Term Liabilities	526,190
Total Liabilities	2,791,469
Commitments and contingencies
Stockholders' Equity
Convertible preferred stock; par value $0.001 per share;
20,000,000 authorized shares;
1,200,000 shares issued and outstanding; liquidation preference of $2.40 per share	1,200
Common stock; par value $0.001 per share;
50,000,000 Series B authorized shares;
none issued and outstanding	-
50,000,000 authorized shares;
16,382,944 shares issued and outstanding	16,383
Additional paid-in capital	15,699,021
Accumulated deficit	(9,522,550)
Total Stockholders' Equity	6,194,054
Total Liabilities and Stockholders' Equity	$8,985,523

The accompanying notes are an integral part of these consolidated financial statements.

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005,
AND U.S. DRY CLEANING CORPORATION PREDECESSOR
STATEMENT OF OPERATIONS
FOR THE TEN MONTH PERIOD ENDED JULY 31, 2005

	The Company		The Predecessor
	Year Ended September 30, 2006 (As Restated)	July 19, 2005 (Inception) to September 30, 2005 (As Restated)	Ten Month Period Ended July 31, 2005

Net sales	$6,082,103	$959,550	$4,492,368

Cost of sales	(3,233,763)	(642,072)	(2,164,745)

Gross profit	2,848,340	317,478	2,327,623

Operating expenses
Delivery	566,145	81,313	364,080
Store	1,422,765	204,946	875,124
Selling	603,209	97,065	375,286
Administrative	1,353,310	340,736	303,192
Related party consulting	1,518,000	309,000	-
Other	910,613	235,655	10,985
Depreciation and amortization	272,314	51,621	120,080
Total Operating Expense	6,646,356	1,320,336	2,048,747

Operating income (loss)	(3,798,016)	(1,002,858)	278,876

Insurance funds	566,174	-	-
Other income	104,718	15,803	25,499
Loss on debt extinguishment	(1,751,000)	-	-
(Interest expense)	(3,547,562)	(109,809)	(124,024)
Total other income (expense)	(4,627,670)	(94,006)	(98,525)

Income (loss) before provision for income taxes	(8,425,686)	(1,096,864)	180,351

Provision for income taxes	-	-	-

Net income (loss)	$(8,425,686)	$(1,096,864)	$180,351

Basic and diluted loss per common share	$(0.70)	$(0.18)	-

Basic and diluted weighted average number
of common shares outstanding	12,033,240	6,221,890	-

The accompanying notes are an integral part of these consolidated financial statements.

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

	Preferred Stock		Series B Common Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 19, 2005 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-

Issuance of founders shares	-	-	-	-	3,875,000	388	(388)	-	-

Issuance of common stock to creditors
related with the reverse merger	-	-	-	-	678,640	68	(68)	-	-

Issuance of stock in connection
with the acquisition of CVR	-	-	-	-	2,490,000	249	862,751	-	863,000

Issuance of stock in connection
with the acquisition of SPHI	1,200,000	2,880,000	-	-	-	-	-	-	2,880,000

Issuance of common stock to
directors for services	-	-	-	-	450,000	45	152,955	-	153,000

Issuance of common stock to
employees for services	-	-	-	-	196,140	19	66,669	-	66,688

Net loss	-	-	-	-	-	-	-	(1,096,864)	(1,096,864)
Balance, September 30, 2005 (As Restated)	1,200,000	$2,880,000	-	$-	7,689,780	$769	$1,081,919	$(1,096,864)	$2,865,824

Par value change from
$0.0001 to $0.001	-	(2,878,800)	-	-	-	6,921	2,871,879	-	-

Issuance of common stock to
holders of senior notes payable	-	-	-	-	1,750,000	1,750	1,164,917	-	1,166,667

Issuance of common stock to an
officer per employment contract	-	-	-	-	300,000	300	101,700	-	102,000

Issuance of common stock to
consultant for services	-	-	-	-	300,000	300	61,780	-	62,080

Issuance of common stock to
holders of debentures	-	-	-	-	525,300	525	1,750,475	-	1,751,000

Issuance of common stock for
conversion of senior convertible
notes payable and interest	-	-	-	-	3,722,492	3,722	3,534,560	-	3,538,282

Issuance of common stock for
conversion of convertible
debentures and interest	-	-	-	-	2,099,372	2,100	5,143,552	-	5,145,652

Cancellation of common stock issued
to employees for services	-	-	-	-	(4,000)	(4)	(11,761)		(11,765)

Net loss	-	-	-	-	-	-	-	(8,425,686)	(8,425,686)
Balance, September 30, 2006 (As Restated)	1,200,000	$1,200	-	$-	16,382,944	$16,383	$15,699,021	$(9,522,550)	$6,194,054

The accompanying notes are an integral part of these consolidated financial statements.

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(8,425,686)	$(1,096,864)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	272,314	51,621
Bad debt expense	4,000	-
Amortization of deferred financing costs	1,366,496	50,058
Equity instruments issued for compensation and services	152,315	219,688
Loss on debt extinguishment	1,751,000	-
Amortization of debt discounts	1,166,667	-
Changes in operating assets and liabilities:
Accounts receivable	(108,395)	(60,282)
Prepaid expenses and other current assets	(21,528)	155,214
Other assets	9,025	-
Accounts payable and accrued liabilities	786,157	(116,434)
Liquidated damages	106,875	-
Net cash used in operating activities	(2,940,760)	(796,999)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(390,366)	(93,464)
Cash of acquired companies	-	31,045
Net cash used in investing activities	(390,366)	(62,419)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	5,805,869	2,311,645
Deferred financing costs	(1,117,207)	(299,347)
Repayments on capital lease obligations	(118,513)	(18,026)
Repayments on notes payable	(530,280)	(429,141)
Net cash provided by financing activities	4,039,869	1,565,131
Net increase in cash	708,743	705,713
Cash at beginning of period	705,713	-
Cash at end of period	$1,414,456	$705,713
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$318,823	$109,809
Income taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Adjustment of common and preferred stock par value	$2,878,800	$-
Discount on convertible notes payable	$2,917,667	$-
Conversion of debt and accrued interest to common stock	$8,683,934	$-
Capital lease additions	$205,536	$-
Assumed note payable with equipment purchase	$85,000	$-

See notes to consolidated financial statements for additional disclosure of non-cash investing and financing activities.
The accompanying notes are an integral part of these consolidated financial statements.

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
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

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

1. ORGANIZATION AND NATURE OF OPERATION (continued)

Reverse Merger Accounting (continued)

Steam Press owns 100% of Enivel, Inc. (“Enivel”), which does business as Young Laundry & Dry Cleaning (“Young”) in Honolulu, Hawaii. Young was founded in 1902 and operates thirteen retail laundry and dry cleaning stores, in addition to providing hotel and other commercial laundry and dry cleaning services. CVR was founded in 2004 and operates five retail laundry and dry cleaning stores under several names in the Palm Springs, California, area. The Company considers Enivel to be its predecessor (the “Predecessor”), as defined under SEC rules and regulations. Accordingly, the audited statement of operations for the ten month period ended July 31, 2005 of the Predecessor has been included under a separate column in the accompanying statements of operations of the Company. The results of operations of the Predecessor for the period from August 1, 2005 to August 8, 2005 were not significant in relation to the ten month period ended July 31, 2005.

At July 19, 2005, upon formation, USDC issued approximately 3,875,000 shares of common stock to certain groups and individuals as “founders” stock at par value.

Going Concern

        The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has recurring losses from operations, negative cash flow from operating activities of approximately $2,941,000 for the year ended September 30, 2006 and had an accumulated deficit of approximately $9,500,000 at September 30, 2006. The Company’s business plan calls for various business acquisitions which will require substantial additional capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing transactions and facilitate such fund raising efforts by registering shares of its common stock with the SEC as a public company. However, such financing transactions may be insufficient to fund its planned acquisitions, capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2007. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of USDC and its wholly-owned subsidiaries Steam Press and CVR. The accompanying consolidated statements of operations and cash flows of the Company reflect the post-acquisition operations of Steam Press and CVR from August 9, 2005 through September 30, 2006. All significant intercompany balances and transactions have been eliminated in consolidation.

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

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
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

•	Trade accounts receivable are written off as uncollectible based on management’s judgment, considering various factors such as those noted above and the results of recent collection efforts.

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

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

The Company follows SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. See below for additional information regarding the identification and measurement of impairment of certain long-lived assets governed by SFAS No. 144.

The Company assesses the impairment of long-lived assets, including goodwill, annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held for use is based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, the Company adjusts the asset to the extent that the carrying value exceeds the estimated fair value of the asset. Management’s judgments related to the expected useful lives of long-lived assets and the Company’s ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As management assesses the ongoing expected cash flows and carrying amounts of the Company’s long-lived assets, these factors could cause the Company to realize a material impairment charge, which would result in decreased net income (or increased net loss) and reduce the carrying value of these assets.

During the reporting periods presented, management has determined that no impairment was necessary. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Intangible Assets

SFAS No. 142, "Goodwill and Other Intangible Assets" addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the consolidated financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about intangible assets in the years subsequent to their acquisition. See below for additional information regarding the identification and measurement of impairment of goodwill and identifiable intangible assets governed by SFAS No. 142.

The principal effect of SFAS No. 142 on our accompanying consolidated financial statements is that the goodwill described in Note 6 to the accompanying consolidated financial statements is not required to be amortized.

Identifiable Intangible Assets

Except for Trade Name/Trademark, our only significant identifiable intangible assets are customer relationships, which arose in accounting for certain business combinations described in Note 6 to our annual consolidated financial statements included elsewhere herein. As contemplated by GAAP, a "customer relationship" exists when an entity has information about the customer and is in regular contact with the customer, who in turn has the ability to make direct contact with the entity. Since these assets are subject to amortization, management reviews customer relationship assets for impairment using the methodology of SFAS No. 144. As noted above, that pronouncement requires that an impairment loss be recognized when an asset's carrying amount is not recoverable and the carrying amount exceeds its estimated fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the total undiscounted future cash flows estimated to result from the asset's use (based on its existing service potential) and eventual disposition. As with goodwill, the traditional marketplace definition of fair value applies.

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets (continued)

Customer relationship assets are tested for impairment whenever events or changes in circumstances suggest that their carrying amount may not be recoverable. Examples of such trigger events include a significant adverse change in the manner in which a long-lived asset is being used and a current period operating loss or negative operating cash flow. We generally apply the impairment testing required by SFAS No. 144 as summarized below.

A cash flow projection for a period approximating the estimated remaining useful life of the asset is prepared, based on available historical data and management's current estimate of future-year revenues associated with the acquired customers which are still in place on the testing date. Total annual revenues are typically forecasted to increase at a constant or decreasing rate based on the above criteria (and with due consideration of expected inflation), with the percentage attributable to existing customers declining over the estimated life of the customer relationship asset. Cost of sales and operating expenses for the first year of the forecast period are based on the entity's most recent budget; in subsequent years, these amounts are generally consistent with the year-one amounts on a percentage basis.

Based on the evaluation process summarized in the preceding paragraphs, it was determined that the reporting units' estimated fair value was above their carrying amounts.

Goodwill

SFAS No. 142 establishes a two-step process that governs the review of goodwill for possible impairment at the reporting unit level. A reporting unit is either an operating segment (as defined in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information"), or a component of an operating segment. A component must meet the definition of a "business" under the criteria established by GAAP. When applicable, other assets and asset groups (see "Identifiable Intangible Assets" and "Property and Equipment," below) are tested for impairment and any adjustment of the carrying values is reflected before the goodwill impairment test is performed.

The first phase, which is only designed to identify potential impairment, requires a comparison of a reporting unit's carrying amount (including goodwill) with its estimated fair value. For this purpose, the traditional marketplace definition of fair value applies. If the reporting unit's estimated fair value exceeds its carrying amount, the related goodwill is considered not impaired; under these circumstances, the second step of the impairment test described in the following paragraph is unnecessary.

In order to measure an impairment loss, the carrying amount of the reporting unit's goodwill is compared to its "implied fair value." An entity is required to estimate the implied fair value of its goodwill by allocating the reporting unit's total fair value to all of its assets (including unrecognized intangible assets) and liabilities as if (1) the reporting unit had been acquired in a business combination and (2) the reporting unit's fair value was the purchase price. The excess of the reporting unit's fair value over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill. We apply step one of the goodwill evaluation process as described in the following paragraph.

To estimate the fair value of a group of net assets (such as a reporting unit) as a whole, a five-year discounted cash flow analysis is developed based on available historical data, and management's current projections of future-year revenues. As of a given testing date, these projections may assume annual revenue growth at a level or declining rate during the forecast period, with modest growth thereafter. Management expects revenue growth during the five-year forecast period.

For goodwill-impairment testing purposes, the revenue projections include sales to both third-party customers and Company subsidiaries consistent with traditional valuation methodology. Year-one cost of sales and operating expenses are estimated based on the reporting unit's most recent budget, and are generally consistent on a percentage basis during the remainder of the forecast period. Debt-free cash flow (including a "terminal value," when applicable) is then present-valued, using the weighted average cost of capital.

As of September 2006, management believes that the fiscal 2006-2007 budget for the Company was based on reasonable and current information, and are achievable. Based on the evaluation process summarized in the preceding paragraphs, it was determined that the reporting units' estimated fair value was above their carrying amounts.

Business Combinations

SFAS No. 141, "Business Combinations," requires that all business combinations be accounted for using the purchase method. See Note 6 for additional information on business combinations during the period July 19, 2005 (inception) to September 30, 2005.

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company and the Predecessor recognize revenue on retail laundry and dry cleaning services when the services have been provided and the earnings process is complete. For “walk-in” retail customers, when an order is complete and ready for customer pick-up, the sale and related account receivable are recorded. For commercial customers, the sale is not recorded until the Company delivers the cleaned garments. Generally, the Company delivers the cleaned garments the same day they are dropped off (same-day service).

Advertising

The Company and the Predecessor expense the cost of advertising when incurred. Advertising costs of the Company approximated $136,000 and $21,000 for the year ended September 30, 2006 and for the period from July 19, 2005 (inception) to September 30, 2005, respectively. Advertising costs of the Predecessor approximated $46,000 for the ten month period ended July 31, 2005.

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

Discount on Convertible Notes

Convertible instruments are evaluated to determine if they are within the scope of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” and SFAS No. 133. In the event that they are not, discounts on convertible notes are attributable to the relative fair value of the beneficial conversion feature that allows holders of the debenture to convert into shares of the Company's common stock at prices lower than the market value and the discount associated with the related equity instruments issued. These discounts are accounted for in accordance with EITF Issue No. 00-27, "Application of EITF No. 98-5 To Certain Convertible Instruments" and EITF Issue No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

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

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
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

Loss per Share

Under SFAS No. 128, "Earnings Per Share," basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants (using the treasury stock method) and the conversion of the convertible preferred stock and convertible debt (using the if-converted method). For the year ended September 30, 2006, 1,240,000 and 2,911,765 convertible securities and warrants to purchase common stock, respectively, were excluded from the calculation of diluted loss per share because they were anti-dilutive. For the period July 19, 2005 (inception) to September 30, 2005, 3,755,000 and 2,911,765 convertible securities and warrants to purchase common stock, respectively, were excluded from the calculation because they were anti-dilutive.

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

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
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

Reclassifications

Certain reclassifications have been made to the fiscal 2005 consolidated financial statements of the Company to conform to the fiscal 2006 presentation. Additionally, the accompanying statement of operations of the Predecessor has been reclassified from the statement of operations included in the previously filed financial statements of the Predecessor (which were included in the Company’s Form 8-K filed on October 26, 2006) to conform to the presentation of the Company’s statement of operations.

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

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
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

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

5. NOTES PAYABLE

        Notes payable, related party notes payable and convertible notes payable approximated the following as of September 30, 2006:

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
$311,000

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
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

$779,000

Debt Discounts and Extinguishment

During November 2005 and May 2006, the Company issued 1,750,000 and 525,300 shares, respectively, of its restricted common stock to the holders of the convertible notes payable as agreed with the investors of the debt offerings. Since the convertible notes initially had a fixed conversion price, the embedded conversion option met the definition of a “conventional convertible debt instrument” in EITF Issue No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue 00-19” and EITF Issue No. 00-19. Accordingly, bifurcation of the conversion option was not required by SFAS No. 133 on the commitment dates; therefore, management calculated the relative fair values of the conversion feature and the common stock pursuant to APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, EITF Issue No. 98-5 and EITF Issue No. 00-27. Using a common stock price of $0.34, the relative fair value of the proceeds attributable to the common stock was 33%, which resulted in total debt discounts associated with the common stock of approximately $2,918,000 and no beneficial conversion feature at the commitment dates. The Company entirely expensed the debt discounts as interest during the year ended September 30, 2006, since substantially all of the debt converted before year end.

Subsequent to the closing of the financing transactions described above, the Company’s Board of Directors amended the conversion price of the remaining outstanding convertible notes from $5.00 per share to the following: $2.50 per share if converted on or before May 15, 2006; $3.33 per share if converted after May 15, 2006 but on or before June 30, 2006; and $5.00 per share if converted after June 30, 2006. In accordance with EITF Issue No. 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” management estimated the fair value of the conversion option immediately before and after its modification and determined that the change in fair value was greater than ten percent resulting in debt extinguishment accounting. At the time of the extinguishment, the remaining unamortized debt discount approximated $1,751,000, which was recorded as loss on debt extinguishment in the accompanying financial statements for the year ended September 30, 2006.

Due to the modification of the conversion price described above, the conversion option embedded in the convertible notes no longer met the definition of a “conventional convertible debt instrument”. Therefore, management re-evaluated the convertible notes and embedded conversion feature during such period under the guidelines of SFAS No. 133 and EITF Issue No. 00-19, and concluded that the embedded conversion option did not meet the SFAS No. 133 paragraph 11(a) scope exception. Accordingly, management assessed the conversion feature against the additional criteria required for equity classification included in paragraphs 12-32 of EITF Issue No. 00-19 and determined that net cash settlement could not be required; therefore, equity classification for the conversion feature was deemed to be appropriate. Consequently, the embedded conversion option was neither bifurcated from the host contract nor accounted for as a derivative liability under SFAS No. 133.

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
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

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
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

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
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

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
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

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
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

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
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

During September 2005, the Company issued 196,140 shares of its restricted common stock as employee awards valued at approximately $67,000 based on the estimated fair market value of the Company’s common stock. In September 2006, the Company cancelled 4,000 of such shares with an estimated fair value of approximately $12,000 based on its original issuance value. The transactions described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

During the period from July 19, 2005 (inception) to September 30, 2005, the Company issued 450,000 shares of restricted common stock to directors, valued at approximately $153,000 based on the estimated fair market value of the Company’s common stock, in connection with their services as directors.

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

9. EQUITY TRANSACTIONS (continued)

During November 2005, the Company issued 1,750,000 shares of its restricted common stock to the holders of the Company’s senior secured convertible promissory notes as part of the units purchased with an estimated relative fair value of approximately $1,167,000. The value was determined through the calculation of the relative fair value under the guidelines of the APB Opinion No. 14 and related interpretations. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During November 2005, the Company also issued 100,000 shares of its restricted common stock for the purchase of a business route with an estimated fair value of approximately $12,000 based on the value of the consideration received (the business route purchased). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During January 2006, the Company issued 300,000 shares of its restricted common stock to the Company’s Chief Financial Officer as required by his employment contract valued at approximately $102,000 based on the estimated fair value of the Company’s common stock. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During May 2006, the Company issued 525,300 shares of its restricted common stock to the holders of the Company’s senior secured convertible debentures as part of the units purchased with an estimated relative fair value of $1,751,000. The value was determined through the calculation of the relative fair value under the guidelines of APB No. 14 and related interpretations. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

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

In August 2006, the Company, pursuant to a consultant agreement, issued 200,000 shares of its restricted common stock in exchange for certain consulting services to be provided to the Company, which was valued at $50,000 based on the value of the services provided. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

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

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
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

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
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

$333,000

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
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

U.S. DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND
THE PERIOD JULY 19, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

12. RESTATEMENT

The accompanying consolidated balance sheet of the Company as of September 30, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2006 and for the period July 19, 2005 (Inception) to September 30, 2005, previously filed with the SEC on Form 10-KSB on November 30, 2006, have been restated to correct the accounting errors described below:

•
In February 2007, management determined that the Company should have used $0.34 per share as the fair market value of its common stock. Such determination of fair value is based on the only common stock transaction during the period from July 19, 2005 (Inception) through September 30, 2006 that involved an independent third party negotiation of the common stock value, as the Company’s common stock (of the post-merger entity) has not yet been listed on a national exchange or quoted on a national quotation system (OTC Bulletin Board). Using a common stock price of $0.34 per share, the relative fair value of the proceeds attributable to the common stock issued with the convertible notes payable discussed in Note 5 under the caption “Debt Discounts and Extinguishment” was recalculated to be approximately $2,918,000 as compared to approximately $448,000 that was previously reported.

•
As a result of the change of the fair value of the Company’s common stock discussed above, management determined that the change in the conversion price of the Company’s remaining outstanding notes discussed in Note 5 under the caption “Debt Discounts and Extinguishment” resulted in debt extinguishment and, accordingly, expensed the entire remaining unamortized balance of debt discount approximating $1,751,000 as loss on extinguishment of debt in the accompanying consolidated statements of operations.

•
As a result of the change of the fair value of the Company’s common stock discussed above, the estimated value of certain of the Company’s common stock that was issued to employees as employee awards was changed to be approximately $90,000 as compared to approximately $36,000 that was previously reported for the year ended September 30, 2006, and was changed to be approximately $220,000 as compared to approximately $76,000 that was previously reported for the period from July 19, 2005 (Inception) through September 30, 2005.

As of and for the year ended September 30, 2006

	As Previously Reported	As Restated	Change
Additional paid-in capital	$13,030,945	$15,699,021	$2,668,076
Accumulated deficit	$(6,854,474)	$(9,522,550)	$(2,668,076)
Stockholders’ equity	$6,194,054	$6,194,054	$ -

Operating loss	$(3,743,538)	$(3,798,016)	$(54,478)
Other income (expense)	$(2,158,259)	$(4,627,670)	$(2,469,411)
Net loss	$(5,901,797)	$(8,425,686)	$(2,523,889)
Basic and diluted net loss per common share	$(0.49)	$(0.70)	$(0.21)

As of and for the period July 19, 2005 (Inception) to September 30, 2005

	As Previously Reported	As Restated	Change
Additional paid-in capital	$937,732	$1,081,919	$144,187
Accumulated deficit	$(952,677)	$(1,096,864)	$(144,187)
Stockholders’ equity	$2,865,824	$2,865,824	$ -

Operating loss	$(858,671)	$(1,002,858)	$(144,187)
Other income (expense)	$(94,006)	$(94,006)	$ -
Net loss	$(952,677)	$(1,096,864)	$(144,187)
Basic and diluted net loss per common share	$(0.15)	$(0.18)	$(0.03)

13. SUBSEQUENT EVENTS (UNAUDITED)

Debt Financing Arrangement

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

Material Definitive Agreement

During December 2006, U.S. Dry Cleaning Corporation, Delaware corporation (“USDC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cleaners Club Acquisition Sub, Inc., a California corporation and a wholly-owned subsidiary of USDC (“Merger Sub”), Cleaners Club, Inc., a California corporation (“Cleaners Club”), and the sole shareholder of Cleaners Club. The Merger Agreement contemplates that, subject to the terms and conditions of the Merger Agreement, Cleaners Club will be merged with and into Merger Sub, with Merger Sub continuing after the merger as the surviving corporation (the “Merger”).

During December 2006 the Merger Sub paid $150,000 as an advance payment toward the definitive agreement.

Completion of the Merger is subject to customary closing conditions, including, among other things, (i) adoption of the Merger Agreement by the sole shareholder of Cleaners Club, (ii) absence of any order or injunction prohibiting the consummation of the Merger; (iii) the accuracy of the representations and warranties of each party; and (iv) compliance of each party with its covenants. The Merger Agreement also contains certain termination rights for both USDC and Cleaners Club. In addition, the Merger Agreement contemplates that USDC will provide the sole shareholder of Cleaners Club with “piggyback” registration rights to be set forth in a separate registration rights agreement in respect of the shares to be issued in the merger.

13. SUBSEQUENT EVENTS (UNAUDITED) (continued)

Filing of Form SB-2

On December 27, 2006 the Company filed a Form SB-2. The offering consists of 2,500,000 units. Each unit consists of one share of common stock and one redeemable warrant to purchase one share of common stock.

The warrants included in the units will be exercisable to purchase one share of common stock immediately after the effectiveness of this offering. Each warrant entitles its holder to purchase one share of common stock at an exercise price equal to $3.50. The warrants expire on the fifth anniversary of the effective date of this offering. There is a possibility that the warrants will never be exercised when in-the-money or otherwise, and that warrant holders will never receive shares or payment of cash in settlement of the warrants. We will have the right to redeem some or all of the warrants issued in this offering at a redemption price of $0.05 per warrant at any time after the date on which the closing price of our common stock has exceeded $5.00 for 20 consecutive trading days.

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

Item 8B: Other Information

None

PART III

Item 9: Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth information concerning our current executive officers and directors, as of September 30, 2006. Aside from Martin Brill, who became a director in July 2006, each director has been a director of the Company since inception (as U.S. Dry Cleaning, Inc.).

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

Security holders may send communications to our Board of Directors by writing to U.S. Dry Cleaning Corporation, 125 E. Tahquitz Canyon Way, Suite 203, Palm Springs, California 92262, attention Board of Directors or any specified director. Any correspondence received at the foregoing address to the attention of one or more directors is promptly forwarded to such director or directors.

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

3.1
Certificate of Merger of U.S. Dry Cleaning Corporation with and into First Virtual Communications, Inc. filed with the Delaware Secretary of State on December 30, 2005, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.

10.1
Agreement and Plan of Merger between First Virtual Communications, Inc. (renamed U.S. Dry Cleaning Corporation) and US Dry Cleaning Corporation dated September 21, 2005, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.

10.2	Agreement and Plan of Merger between U.S. Dry Cleaning Corporation and Steam Press Holdings, Inc. dated August 8, 2005, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
10.3	Agreement and Plan of Merger between U.S. Dry Cleaning Corporation and Coachella Valley Retail, LLC dated August 9, 2005, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
10.4	Employment Agreement between U.S. Dry Cleaning Corporation and Michael E. Drace dated July 29, 2005, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
10.5	Employment Agreement between U.S. Dry Cleaning Corporation and Haddon B. Libby dated October 21, 2005, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
10.6	Consulting Agreement between U.S. Dry Cleaning Corporation and The Watley Group LLC dated July 12, 2005, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
10.7	U.S. Dry Cleaning Corporation Senior Secured Convertible Promissory Note for August 2005, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
10.8	U.S. Dry Cleaning Corporation Senior Secured Convertible Promissory Note for February 2006, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
10.9	U.S. Dry Cleaning Corporation Election to Convert Senior Secured Convertible Promissory Notes, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.
10.10
Engagement Agreement for Investment Banking Services between Marino Capital Partners, Inc. and U.S. Dry Cleaning Corporation dated August 24, 2006, attached as an Exhibit to Form 8-K filed with the SEC on October 26, 2006.

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

U.S. Dry Cleaning Corporation

By:	/S/ ROBERT Y. LEE	Date: February 14, 2007
Robert Y. Lee
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANTHONY J.A. BRYAN	Chairman of the Board	February 14, 2007
Anthony J.A. Bryan

/S/ HADDON B. LIBBY	Chief Financial Officer	February 14, 2007
Haddon B. Libby

/S/ MICHAEL E. DRACE	President, Chief Operations Officer,	February 14, 2007
Michael E. Drace	Director

/S/ EARL GREENBURG	Director	February 14, 2007
Earl Greenburg

/S/ MARTIN BRILL	Director	February 14, 2007
Martin Brill

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.