Form 10QSB
period 2007-03-31
US DRY CLEANING CORP
filed 2007-05-15
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,890,929 common shares as of April 30, 2007.

Transitional Small Business Disclosure Format (check one): [   ] Yes [X] No

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Condensed Consolidated Balance Sheet as of March 31, 2007	F-1

(b)	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2007 and 2006	F-2

(c)	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2007 and 2006	F-3

(d)	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

U.S. DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash	$341,562
Accounts receivable, net	475,204
Deferred equity raising costs	357,830
Deferred acquistion costs	232,097
Prepaid expenses and other current assets	336,958
Total Current Assets	1,743,651
Property and Equipment, net	1,572,309
Other Assets
Notes receivable	127,594
Goodwill	7,548,901
Intangible assets	353,662
Total Other Assets	8,030,157
Total Assets	$11,346,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,068,355
Accrued liabilities	1,603,322
Liquidated damages	35,625
Capital lease obligation, current portion	132,097
Notes payable, current portion	322,778
Convertible notes payable, net of discount	1,776,715
Related party notes payable, current portion	250,753
Total Current Liabilities	5,189,645
Long Term Liabilities
Capital lease obligation	402,611
Notes payable	346,304
Related party notes payable	177,506
Convertible notes payable	200,000
Total Long Term Liabilities	1,126,421
Total Liabilities	6,316,066

Stockholders' Equity
Convertible preferred stock; par value $0.001 per share;
20,000,000 authorized shares;
1,200,000 shares issued and outstanding; liquidation preference of $2.40 per share	1,200
Common stock; par value $0.001 per share;
50,000,000 Series B authorized shares; none issued and outstanding	-
Common stock; par value $0.001 per share;
100,000,000 authorized shares; 17,890,929 shares issued and outstanding	17,891
Additional paid-in capital	18,628,547
Stockholder receivable	(250,000)
Deferred consulting fees	(56,000)
Accumulated deficit	(13,311,587)
Total Stockholders' Equity	5,030,051
Total Liabilities and Stockholders' Equity	$11,346,117

Page F-1	See accompanying notes to condensed consolidated financial statements.

U.S. DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	THREE MONTHS		SIX MONTHS
	2007	2006 As Restated	2007	2006 As Restated
Net Sales	$2,025,918	$1,496,466	$3,627,328	$2,937,207

Cost of Sales
Supplies	(97,848)	(86,506)	(165,279)	(160,102)
Direct costs	(916,249)	(735,818)	(1,697,361)	(1,462,604)
Total cost of sales	(1,014,097)	(822,324)	(1,862,640)	(1,622,706)

Gross Profit	1,011,821	674,142	1,764,688	1,314,501

Operating Expenses
Delivery expenses	167,984	117,212	332,345	254,177
Store expenses	503,476	376,803	902,753	686,988
Selling expenses	159,863	175,695	311,337	311,072
Administrative expenses	623,408	430,772	1,320,252	757,812
Professional fees	923,934	221,952	1,602,969	821,302
Depreciation and amortization expense	72,562	67,473	149,856	127,464
Total Operating Expenses	2,451,227	1,389,907	4,619,512	2,958,815

Operating Loss	(1,439,406)	(715,765)	(2,854,824)	(1,644,314)

Other Income (Expense)	(811,273)	(445,681)	(934,213)	(980,809)
Net Loss	$(2,250,679)	$(1,161,446)	$(3,789,037)	$(2,625,123)

Basic and diluted loss per common share	$(0.13)	$(0.12)	$(0.22)	$(0.28)

Basic and diluted weighted average number
of common shares outstanding	17,084,019	9,839,780	17,179,220	9,356,264

Page F-2	See accompanying notes to condensed consolidated financial statements.

U.S. DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,789,037)	$(2,625,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149,856	127,464
Amortization of deferred financing costs	200,000	150,174
Amortization of deferred consulting fees	9,000	-
Bad debt expense	4,675	6,000
Common stock issued for compensation and services	416,070	114,380
Amortization of debt discounts	330,429	530,303
Changes in operating assets and liabilities:
Accounts receivable	123,164	(197,598)
Prepaid expenses and other current assets	30,916	118,999
Other assets	(51,686)	-
Accounts payable and accrued expenses	989,284	485,435
Liquidated damages	(71,250)	178,125
Net cash used in operating activities	(1,658,579)	(1,111,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(116,346)	(320,126)
Acquisition projects in process	(634,223)	-
Cash of acquired companies	1,767	-
Net cash used in investing activities	(748,802)	(320,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	225,768	39,869
Proceeds from issuance of convertible notes payable	1,800,000	3,365,500
Proceeds from issuance of related party convertible notes payable	-	220,000
Repayments on notes payable	(172,634)	(206,282)
Repayments on related party notes payable	(74,380)	(22,534)
Repayments on convertible notes payable	-	(30,000)
Deferred financing costs	-	(474,998)
Repayments on capital lease obligation	(86,437)	(59,967)
Deferred equity raising cost	(357,830)	-
Net cash provided by financing activities	1,334,487	2,831,588

Net increase (decrease) in cash	(1,072,894)	1,399,621
Cash at beginning of period	1,414,456	705,713
Cash at end of period	$341,562	$2,105,334

Cash paid during the period for:
Interest	$76,586	$336,198
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on convertible notes issued with common stock	$1,478,714	$1,164,917
Reclassification for change in par value of common and preferred stock	$-	$2,871,879
Capital lease additions	$-	$133,804
Assumed note payable with equipment purchase	$-	$85,000

Page F-3	See accompanying notes to condensed consolidated financial statements.

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

1.  ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company

U.S. Dry Cleaning Corporation (“USDC” or the “Company”) was formed on July 19, 2005 and on December 30, 2005 completed a “reverse merger” with a public “Shell Company” as that term is defined in Rule 12b-2 of the General Rules and Regulations promulgated by the Securities and Exchange Commission (“SEC”). The Company is a retail service provider of laundry and dry cleaning stores and operations.

On August 9, 2005, USDC purchased 100% of the outstanding common stock and membership of Steam Press Holdings, Inc. (“Steam Press”), and Coachella Valley Retail, LLC (“CVR”), respectively, in stock-for-stock type transactions. USDC, Steam Press, and CVR are hereinafter collectively referred to as the “Company.” Steam Press owns 100% of Enivel, Inc. (“Enivel”), which does business as Young Laundry & Dry Cleaning (“Young”) in Honolulu, Hawaii. Young was founded in 1902 and operates thirteen retail laundry and dry cleaning stores, in addition to providing hotel and other commercial laundry and dry cleaning services. CVR was founded in 2004 and operates five retail laundry and dry cleaning stores under several names in the Palm Springs, California area.

On February 15, 2007, 100% of Cleaners Club, Inc.’s (“CCI”) outstanding common stock was acquired in a merger with USDC. The acquired shares were converted into 780,000 shares of $0.001 par value of USDC common stock. (See Note 8 for further information).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company’s audited financial statements on Form 10-KSB ,as amended, for the fiscal year ended September 30, 2006 filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company’s financial position as of March 31, 2007, and the results of operations and cash flows for the interim periods presented have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has recurring losses from operations; negative cash flow from operating activities of approximately $1.7 million for the six months ended March 31, 2007; and negative working capital of approximately $3.4 million and an accumulated deficit of approximately $13.3 million at March 31, 2007. The Company’s business plan calls for various business acquisitions, which will require substantial additional capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through debt and equity financing transactions. In conjunction with such efforts, on December 27, 2006, the Company filed a Form SB-2 to register an offering consisting of 3,000,000 units at $2.50 per unit. Each unit consists of one share of common stock and one redeemable warrant to purchase one share of common stock. However, such financing transactions may be insufficient to fund its planned acquisitions, capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2007. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

1.      ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Going Concern (continued)

The condensed consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of USDC and its wholly-owned subsidiaries, Steam Press, CVR and CCI. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Business Segments

The Company currently operates in one segment, that being the laundry and dry cleaning business and is geographically concentrated in Hawaii and Southern California.

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
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006
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

Earnings (Loss) Per Shares

Under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants (using the treasury stock method) and the conversion of the convertible preferred stock and convertible debt (using the if-converted method). For the six months ended March 31, 2007, 2,215,000 convertible securities and 432,432 options and warrants to purchase common stock were excluded from the calculation of diluted loss per share because they were anti-dilutive

Reclassification

Certain reclassifications have been made to the March 31, 2006 condensed consolidated financial statements of the Company to conform to the March 31, 2007 presentations.

Restatement of Prior Quarters

As more fully discussed in the Company’s amended Form 10-KSB for the year ended September 30, 2006 filed with the SEC during February 2007, the Company restated its results for the year ended September 30, 2006 and the related fiscal 2006 quarters. The March 31, 2006 quarterly results of operations and cash flows have been restated accordingly (See Note 7).

Business Combinations

SFAS No. 141, “Business combinations” eliminated the pooling of interest method of accounting for business combinations and requires that all business combinations be accounted for using the purchase method.

Deferred Equity Raising Costs

Direct costs of securing equity financing are capitalized as assets until such time the funds from the related equity raising have been obtained, at which time such assets are reclassified as a reduction to additional paid in capital.

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets

SFAS No. 142, "Goodwill and Other Intangible Assets," addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. The Company’s identifiable intangible assets consist of customer relationships and the “Young Laundry & Dry Cleaning” trademark in the respective net amounts of approximately $72,000 and $282,000 at March 31, 2007. Customer relationships and the trademark are amortized using the straight-line method over the weighted average life of four years and ten years, respectively. Management considers the straight-line method to be appropriate for customer lists due to the longevity of the customer relationships.

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

Advertising

The Company expenses the cost of advertising when incurred. Advertising costs approximated $65,000 and $60,000 for the six months ended March 31, 2007 and 2006, respectively. Advertising costs approximated $38,000 and $24,000 for the three months ended March 31, 2007 and 2006, respectively. These costs have been included in selling expenses in the accompanying condensed consolidated statement of operations.

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

Registration Rights Payment Arrangements

The Company has entered into registration rights agreements related to various equity arrangements (See Note 6). The Company accounts for registration rights payment arrangements in accordance with Financial Accounting Standards Board Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” whereas any contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangements, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

3.  NOTES PAYABLE

On December 26, 2006, the Company accepted subscriptions from accredited investors for $2,250,000 in total purchase price of its Series A Convertible Debenture. The debentures were sold with a built-in thirty percent (30%) rate of return. For each $100,000 paid to the Company, a total of $130,000 is due to the holder. Additionally, upon issuance, the Company issued 16,666 shares of common stock to the note holder for each $100,000 subscription. The debentures mature in one year from the date issued with no interest. The principal amount of the debentures may be converted into common stock of the Company at a fixed conversion rate of $3.00 per share at the holder’s option at any time. The principal amount of the debentures is secured by all of the Company’s assets and those of its operating subsidiaries, including an assignment of its leasehold interests in its retail facilities. Pursuant to a registration rights agreement, the Company is obligated to register or to file a registration statement for all of the common stock that may be issued upon conversion of the debentures, within 270 days from closing on a “best efforts” basis. Broker or underwriting fees or commissions to be paid in connection with the offer and sale will be a maximum of 10% of cash received. As of March 31, 2007 the Company has deposited $1,800,000 in cash proceeds; debt conversion of $200,000 and a stockholder note receivable of $250,000. Accordingly, 374,985 shares of common stock were issued during the six months ended March 31, 2007. The offer and sale of the debentures and common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506, as promulgated by the Securities and Exchange Commission.

The Series A Convertible Debentures meet the definition of a conventional convertible debt instrument. Accordingly, the Company computed the relative fair values of the debt as if converted and the common stock, using a stock price of $1.85 (the estimated fair value of the common stock at the commitment date - See Note 8) pursuant to Accounting Principles Board Opinion No. 14 and related interpretations and recorded debt discounts associated with the common stock and a beneficial conversion feature totalling $803,714. Additionally, the built-in 30% rate of return described above, totalling $675,000, was included in the face amount of the notes, but was also recorded as debt discount against the face amount of the notes. These discounts are being accreted to interest expense over the one year term of the notes. For the three months ended March 31, 2007, the Company accreted $292,092 of such debt discounts to interest expense. For the six months ended March 31, 2007, the Company accreted $330,429 of such debt discounts to interest expense.

During the quarter ended March 31, 2007, the Company assumed two promissory notes for $100,000 each and secured by equipment. The terms of the promissory notes are for 13 monthly interest payments of $850 starting on May 1, 2007 with principal amount due at maturity date.

4.  OTHER RELATED PARTY TRANSACTIONS

The Company rents office space located at 125 E. Tahquitz Canyon Way in Palm Springs, California on a month-to-month basis from Transactional Marketing Partners, a company owned by director Earl Greenburg. The rent is $2,200 per month all inclusive.

5.  EQUITY TRANSACTIONS

Common Stock

During the three months ended December 31, 2006, the Company issued 125,000 shares of its restricted common stock to the Company’s Chief Financial Officer as a bonus for past services valued at $231,250 based on the estimated fair market value of the Company’s common stock of $1.85 per share.  Expenses related to this transaction have been included in administrative expenses in the accompanying condensed consolidated statement of operations.

During the three months ended December 31, 2006, the Company issued 80,000 shares of restricted common stock to directors for past services valued at $148,000 based on the estimated fair market value of the Company’s common stock of $1.85 per share.  Expenses related to this transaction have been included in administrative expenses in the accompanying condensed consolidated statement of operations.

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

5.  EQUITY TRANSACTIONS (continued)

Common Stock (continued)

During the three months ended December 31, 2006, the Company, pursuant to a consultant agreement, issued 150,000 shares of its restricted common stock in exchange for certain consulting services provided to the Company, which was valued at $37,500 based on the value of the services provided. Expenses related to this transaction have been included in professional fees in the accompanying condensed consolidated statement of operations.

During the six months ended March 31, 2007, the Company, pursuant to the terms of the Series A Convertible Debentures as disclosed in Note 3 above, issued 374,985 shares of restricted common stock valued at $803,714 using Black-Scholes pricing model.

During the three months ended March 31, 2007, the Company issued 780,000 shares of restricted common stock with an estimated fair market value of $1.85 per share pursuant to an agreement of merger as disclosed in Note 8.

Options and warrants

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

During the quarter ended December 31, 2006, the Company issued 500,000 warrants to an investment banking firm for services directly related to an equity fund raising transaction. Such warrants have an exercise price of $0.25, are exercisable for five (5) years from the effective date, and contain net issuance, anti-dilution provisions for split adjustments and “piggyback” registration rights. The Company did not record any expense related to the fair value of the warrants since the issuance was payment for equity fund raising services.

During the quarter ended March 31, 2007, the Company issued 100,000 warrants to a consultant for professional services at an exercise price of $3.50.  The fair value of the transaction using Black-Scholes pricing model of $65,000 was recorded as deferred consulting fees and presented as an offset to additional paid-in capital. Such amount is being amortized to expense over the two year term of the consulting agreement.

During the quarter ended March 31, 2007, the Company issued 50,000 warrants to a consultant for professional services in conjunction with the recent acquisition at an exercise price of $3.50. The Company included the fair value of the warrants using Black-Scholes pricing model in the amount of $32,250 as part of the purchase price consideration for Cleaners Club acquisition (See Note 8).

During the quarter ended March 31, 2007, the Company granted 400,000 options (outside of a stock option plan) to seller of CCI in accordance with the related employment agreement with the Company at exercise prices ranging from $3.50 to $10.00 per share.  The Company included the fair value of the options using Black-Scholes pricing model in the amount of $171,000 as part of the purchase price consideration for Cleaners Club acquisition (See Note 8).

For transactions noted above where fair market value of common stock, options and warrants was calculated using Black-Scholes pricing model, the following assumptions were used: risk free interest rate of 4.5%, estimated volatility of 55%, expected life of 5 years unless otherwise stated, and no expected dividend yield.

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

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

6.  COMMITMENTS AND CONTINGENCIES (continued)

Stock Registration Rights

The Company was obligated to register 693,750 shares of preferred stock (or related post-conversion common stock) such that it is freely tradable no later than December 31, 2005 or pay a penalty of approximately $12,000 per month until such time as the registration statement is declared effective or the Companies stock begins trading. As of March 31, 2007, the Company had not filed a registration statement registering these shares and has accrued liquidated damages of $35,625 at March 31, 2007. During six months ended March 31, 2007, the Company paid $71,250 as a penalty and was recorded as other expenses.

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

Effective on December 21, 2006, the Company entered into an employment agreement with Riaz Chauthani as Director of Real Estate and Business Development for a three-year term. The employment agreement provides for a base salary at the rate of $150,000 per year. The Company also agreed to pay an expense allowance for an automobile in an amount of $1,000 per month and benefits and other compensation such as health, disability, dental, life and other insurance plans that the Company may have in effect from time to time. In addition, the Company shall provide Mr. Chauthani with one or more key man life insurance policies up to the maximum amount of $3,000,000. Furthermore, the Company agreed to issue to Mr. Chauthani fully vested options to purchase an aggregate of 400,000 shares of the Company’s common stock, at exercise prices ranging from $3.50 to $10.00 per share valued at $171,000 based on the estimated fair market value of the Company’s common stock of $1.85 per share and was included as part of the purchase price consideration in the acquisition of Cleaners Club, Inc (See Note 8). Additionally, the Company is obligated to pay Mr. Chauthani all accrued but unpaid base salary as of the effective date of termination together with the base salary payable through the end of the term upon termination without cause.

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

6.  COMMITMENTS AND CONTINGENCIES (continued)

Filing of Form SB-2

On December 27, 2006, the Company filed a Form SB-2. The offering consists of up to 3,000,000 units. Each unit consists of one share of common stock and one redeemable warrant to purchase one share of common stock.

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

7.  RESTATEMENT OF PRIOR YEAR INTERIM PERIODS

The accompanying 2006 condensed consolidated statements of operations and cash flows were restated to reflect an increase to debt discount related to the recording of convertible debt issued with common stock, as well as the related amortization of such discount. See the Company’s Form 10-KSB/A for the year ended September 30, 2006 for additional information. The effect of the restatement for the three and six months ended March 31, 2006 was an increase to interest expense of approximately $66,000 and $514,000 , respectively, and an increase to basic and diluted loss per common share of $0.01 and $0.00 respectively. The effect of the restatement is as follows:

	As Reported		As Restated
	3 Months	6 Months	3 Months	6 Months

Net Loss	$(809,055)	$(2,111,446)	$(1,161,446)	$(2,625,123)
Basic and diluted loss per common share	$(0.08)	$(0.23)	$(0.12)	$(0.28)

8.  ACQUISITION OF CLEANERS CLUB, INC.

On February 15, 2007, the Company completed the acquisition of all of the outstanding stock of Cleaners Club, Inc. ("CCI”) in a purchase business combination. The total purchase price of $2,028,000 is comprised of 780,000 shares of the Company’s restricted common stock valued at $1,443,000, fully vested stock options valued at approximately $203,000, cash totaling $100,000 and direct acquisition expenses totaling approximately $282,000. The principal reason that the Company agreed to pay a purchase price for CCI in excess of its recorded net assets was to acquire an established revenue stream.

In order to measure and allocate the purchase price of the CCI business combination, the Company engaged a third-party valuation firm to estimate the fair value of CCI’s net assets. At the time of this filing the valuation had not been completed. It is anticipated that the valuation will not be materially different from the purchase price allocation summarized as follows:

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

8.  ACQUISITION OF CLEANERS CLUB, INC. (continued)

Cash and other current assets	$24,000
Property and equipment	427,000
Deposits	40,000
Goodwill	2,544,000
Liabilities assumed	(1,007,000)
Total	$2,028,000

Deferred tax liabilities related to the estimated tax effect of non-deductible amortization of identifiable intangible assets is not significant. Goodwill resulting from the acquisition is not deductible for income tax purposes.

Certain pro forma financial information of the Company is presented below, based on the assumption that the acquisition occurred at the beginning of the earliest period presented.

	Consolidated Pro Forma Financial Information
	Three Months Ended		Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006

Net Sales	$2,439,960	$1,882,708	$4,779,765	$4,204,533

Net Loss	$(2,364,024)	$(840,592)	$(4,084,158)	$(2,586,949)

Basic and diluted loss per common share	$(0.09)	$(0.14)	$(0.24)	$(0.28)

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

Description of Business

The Company

U.S. Dry Cleaning Corporation (“USDC”) was formed on July 19, 2005 and on December 30, 2005 completed a “reverse merger” with a public “Shell Company” as that term is defined in Rule 12b-2 of the General Rules and Regulations promulgated by the Securities and Exchange Commission (“SEC”). On August 9, 2005, USDC purchased 100% of the outstanding common stock and membership of Steam Press Holdings, Inc. (“Steam Press”), and Coachella Valley Retail, LLC (“CVR”), respectively, in stock--for-stock type transactions. USDC, Steam Press, and CVR are hereinafter collectively referred to as the “Company.”

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

On February 15, 2007, 100% of Cleaners Club, Inc.’s (“CCI”) authorized, issued and outstanding common stock was acquired in a merger with USDC. The acquired shares were converted into 780,000 shares of $0.001 par value common stock of USDC immediately prior to the merger. The Company’s management has estimated the fair value of the 780,000 common shares given at $1.85 per share (the estimated fair value of the Company’s common stock) for a stock purchase price consideration of $1,443,000.  Additionally, the Company issued fully vested stock options valued at approximately $203,000, cash of $100,000 and incurred approximately $282,000 in acquisition related costs for a total purchase price consideration of approximately $2,028,000. (See Note 8 for further information).

Competition

The Company operates in an industry that is subject to intense competition. A handful of markets are dominated by large, well-capitalized operators who have implemented a model similar to USDC’s vision: serving multiple locations with centralized, large capacity production facilities. Smaller players are finding it more difficult to retain market share due to higher overall operating costs and constraints. The Company believes that its strategy of centralized operations, consolidation, and public corporate structure is unique in the dry cleaning industry. However, there can be no assurance that other enterprises may not seek to acquire a significant number of dry cleaning operations in markets in which the Company currently operates or will prospectively operate

Other Risks and Uncertainties

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

Major Customers

At March 31, 2007 and 2006, one customer accounted for approximately 14% and 17% of gross accounts receivable, respectively. For the three months ended March 31, 2007 and 2006, one customer accounted for approximately 13% and 15% of net sales, respectively.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Revenues

Net sales are approximately $2 million for the three months ended March 31, 2007 an increase of approximately $0.5 million compared to the three months ended March 31, 2006 of approximately $1.5 million. This reflects a 35% increase in revenues. The increase consisted of approximately $0.1 million from existing operations and $0.4 million from our recent acquisition.

Cost of Sales

Our cost of sales is approximately $1 million for the three months ended March 31, 2007 an increase of approximately $0.2 million compared to the three months ended March 31, 2006 of approximately $0.8 million. Cost of sales as a percentage to revenues is 50% and 55% for the three months ended March 31, 2007 and 2006, respectively. Our cost of sales consists of supplies, labor and facilities to process laundry and dry cleaning products.

Gross Profit

Gross profit increased approximately $0.3 million to approximately $1 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 of approximately $0.7 million. Gross profit as a percentage of revenue increased 5% or 50% and 45% for the three months ended March 31, 2007 and 2006, respectively.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 are approximately $2.5 million, an increase of approximately $1.1 million compared to the three months ended March 31, 2006 of approximately $1.4 million.

Our delivery, store and selling expenses for the three months ended March 31, 2007 were approximately $0.8 million compared to the three months ended March 31, 2006 of approximately $0.7 million. These expenses are primarily related to store rents and delivery costs.

Our administrative expenses for the three months ended March 31, 2007 were approximately $0.6 million, an increase of approximately $0.2 million compared to the three months ended March 31, 2006 of approximately $0.4 million. These expenses are primarily related to management and professional fees. Our management costs are directly related to supporting a public company; legal fees related to our recent acquisition; and the preparation of our Form SB-2 to raise approximately $7.5 million.

 Net Results of Operations

Our operating loss is approximately $1.4 million for the three months ended March 31, 2007 and approximately $0.7 million for the three months ended March 31, 2006.

Other income (expense)

Interest expense for the three months ended March 31, 2007 was approximately $0.8 million compared to approximately $0.4 million for the three months ended March 31, 2006. This is related to the amortization of debt discounts against convertible notes payable issued in December 2006 of approximately $0.3 million and financing fees of approximately $0.3 million.

Net Results

 We are reporting a net loss of approximately $2.2 million or $0.13 per common share for the three months ended March 31, 2007 compared to a net loss of approximately $1.2 million or $0.12 per common share for the three months ended March 31, 2006. This includes legal, audit, consulting and administrative expenses directly related towards capitalization of the Company.

Results of Operations for the Six Months Ended March 31, 2007 and 2006

Revenues

Net sales were approximately $3.6 million for the six months ended March 31, 2007 an increase of approximately $0.7 million compared to the six months ended March 31, 2006 of approximately $2.9 million. This reflects a 23% increase in revenues. The increase consisted of approximately $0.3 million from existing operations and approximately $0.4 million from our recent acquisition.

Cost of Sales

Our cost of sales is approximately $1.9 million for the six months ended March 31, 2007 an increase of approximately $0.3 million compared to the six months ended March 31, 2006 of approximately $1.6 million. Cost of sales as a percentage to revenues is 51% and 55% for the six months ended March 31, 2007 and 2006, respectively. Our cost of sales consists of supplies, labor and facilities to process laundry and dry cleaning products.

Gross Profit

Gross profit increased approximately $0.5 million to approximately $1.8 million for the six months ended March 31, 2007 compared to the six months ended March 31, 2006 of approximately $1.3 million. Gross profit as a percentage of revenue increased 4% or 49% and 45% for the six months ended March 31, 2007 and 2006, respectively.

Operating Expenses

Operating expenses for the six months ended March 31, 2007 are approximately $46 million, an increase of approximately $1.7 million compared to the six months ended March 31, 2006 of approximately $2.9 million.

Our delivery, store and selling expenses for the six months ended March 31, 2007 were approximately $1.5 million compared to the six months ended March 31, 2006 of approximately $1.3 million. These expenses are primarily related to store rents and delivery costs.

Our administrative expenses for the six months ended March 31, 2007 were approximately $1.3 million, an increase of approximately $0.5 million compared to the six months ended March 31, 2006 of approximately $0.8 million. These expenses are primarily related to management and professional fees. Our management costs are directly related to supporting a public company; legal fees related to our recent acquisition; and the preparation of our Form SB-2 to raise approximately $7.5 million.

Net Results of Operations

Our operating loss is approximately $3.8 million for the six months ended March 31, 2007 and approximately $2.6 million for the six months ended March 31, 2006.

Other income (expense)

Interest expense for the six months ended March 31, 2007 was approximately $0.9 million compared to approximately $1 million for the six months ended March 31, 2006. This is related to a decrease in amortization of debt discounts against convertible notes payable issued during the six months ended March 31, 2007 of approximately $0.3 million; and during the six months ended March 31, 2006 of approximately $0.7 million; and offset by financing fees of approximately $0.3 million.

Net Results

 We are reporting a net loss of approximately $3.8 million or $0.22 per common share for the six months ended March 31, 2007 compared to a net loss of approximately $2.6 million or $0.28 per common share for the six months ended March 31, 2006. This includes legal, audit, consulting and administrative expenses directly related towards capitalization of the Company.

Liquidity and Capital Resources

Total assets increased by approximately $0.8 million from $10.2 million as of March 31, 2006 to $11 million as of March 31, 2007. The increase is primarily due to an increase in goodwill of approximately $2.5 million related to our recent acquisition; property and equipment of approximately $0.5 million; offset by a decrease in cash of approximately $1.7 million; and other assets of approximately $0.5 million.

Total liabilities decreased by approximately $2.9 million from approximately $9.2 million as of March 31, 2006 to approximately $6.3 million as of March 31, 2007. This is primarily due to a decrease in notes payable of approximately $4 million; offset by an increase in trade accounts payable and accrued liability obligations of approximately $0.9 million.

Our operating activities used approximately $1.7 million in cash during the six months ended March 31, 2007. Our net loss of approximately $3.8 million was the primary component of our negative operating cash flow. This net loss was offset by a number of non-cash items totalling approximately $1.1 million. These include depreciation, amortization, bad debt expense and the issuance of stock for compensation and services and debt discount amortization in addition to the growth in payables and receivables of approximately $1 million. Operating activities used approximately $1.1 million in cash during the six months ended March 31, 2006. Our net loss of approximately $2.1 million was the primary component of our negative operating cash flow. This net loss was offset by a number of non-cash items totalling approximately $0.4 million; and other current assets of approximately $0.8 million; offset by the growth in receivables of approximately $0.2 million.

Cash used in investing activities during the six months ended March 31, 2007 consisted of approximately $0.9 million used for the purchase of property and equipment; acquisition projects in process and the cash of acquired company as compared to approximately $0.3 million for the six months ended March 31, 2006 for the purchase of property and equipment.

Cash flows from financing activities were approximately $1.4 million for the six months ended March 31, 2007 which primarily consisted of approximately $1.8 million in net proceeds from the issuance of convertible debentures; offset by repayments on notes payable, capital leases and prepaid financing costs of approximately $0.6 million.

We have a working capital deficit of approximately $3.4 million as of March 31, 2007. To meet our current working capital requirements, we raised approximately $2 million in private funds through convertible debt in December 2006. We are also in the process of issuing a public offering for approximately $7.5 million. However, there can be no assurances that any debt and/or equity financing transactions now under consideration will be successful at acceptable terms.

Going Concern Considerations

The condensed consolidated financial statements included elsewhere herein have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the six months ended March 31, 2007, we had a net loss of approximately $3.8 million and negative cash flow from operating activities of approximately $1.7 million. At March 31, 2007, the Company had an accumulated deficit of approximately $13.3 million, working capital deficit of approximately $3.4 million and has suffered significant net losses since inception.

The Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Since inception, the Company has yet to generate any profits from operations. Accordingly, the Company has met its capital requirements primarily through the private sale of its convertible secured promissory notes payable and secured convertible debentures. The Company has raised approximately $12.5 million in net cash proceeds through such private sales. In May 2006, the majority of the holders of approximately $7.9 million senior-secured convertible notes payable elected to convert into the Company’s common stock. It is anticipated that the holders of the recently raised $2 million will also convert their convertible debentures to equity upon maturity.

The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s services, the Company’s ability to service its customers, the Company’s ability to maintain and expand its customer base, the level of resources required to expand the Company’s marketing and sales organization, and other factors. We are currently revising our business plan for funding our long-term operations to include potential acquisitions which would allow us to maximize our current processing facility capacities, thereby increasing our potential profitability. The Company intends to fund operations through debt and/or equity financing transactions and facilitate such fund raising efforts by registering shares of its common stock with the SEC as a public company. However, such financing transactions may not be sufficient to fund its planned acquisitions, capital expenditures, working capital, and other cash requirements for the fiscal year ending September 30, 2007.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The Company recognizes revenue on retail laundry and dry cleaning services when the services are deemed to have been provided. For “walk-in and pickup-and-delivery” type retail customers, the order is deemed to have been completed when the work-order ticket is created and the sale and related account receivable are recorded. For commercial customers, the sale is not recorded until the Company delivers the cleaned garments to the commercial customer. Generally, the Company delivers the cleaned garments to commercial customers the same day they are dropped off (same-day service).

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

Item 3:  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are not effective.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007 the Company, pursuant to the terms of the Series A Convertible Debentures as disclosed in Note 3 above, issued 141,661 shares of restricted common stock (see Note 3) with and estimated fair market value of $303,626.  The transaction described in this paragraph constituted an exempt offering under Section 4(2) of (the "Securities Act").

During the three months ended March 31, 2007 the Company pursuant to an agreement of merger as disclosed in Note 8 above, issued 780,000 shares of restricted common stock with and estimated fair market value of $1.85 per share (see Note 8).  The transaction described in this paragraph constituted an exempt offering under Section 4(2) of (the "Securities Act").

Item 3:  Defaults upon Senior Securities

None

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 5:  Other Information

None

Item 6:  Exhibits

Exhibit No.	Description

Exhibit 10.1	Secured Promissory Note between Riaz Chauthani, an individual and U.S. Dry Cleaning Corporation dated February 20, 2007.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. DRY CLEANING CORPORATION

Date: May 15, 2007	By: /S/ ROBERT Y. LEE
Robert Y. Lee Chief Executive Officer

By: /S/ HADDON LIBBY
Haddon Libby Chief Financial Officer

EXHIBIT INDEX

Exhibit 10.1	Secured Promissory Note between Riaz Chauthani, an individual and U.S. Dry Cleaning Corporation dated February 20, 2007.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.