Form 10QSB
period 2007-06-30
US DRY CLEANING CORP
filed 2007-08-14
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007

U.S. DRY CLEANING CORPORATION
(Exact name of registrant as specified in its chapter)

Delaware	000-23305	77-0357037
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

125 E. Tahquitz Canyon, Suite 203 Palm Springs, CA 92262
(Address of principal executive offices)

Issuer’s telephone number, including area code: (760) 322-7447

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
☐ Yes ☒ No

The number of shares outstanding of the issuer’s common stock, as of August 9, 2007, was 21,476,655 shares.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Condensed Consolidated Balance Sheet as of June 30, 2007	F-1

(b)	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2007 and 2006	F-2

(c)	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2007 and 2006	F-3

(d)	Notes to Unaudited Condensed Consolidated Financial Statements	F-5

U.S. DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash	$3,443,974
Accounts receivable, net	463,059
Deferred acquistion costs	319,765
Prepaid expenses and other current assets	143,219
Total Current Assets	4,370,017
Property and Equipment, net	1,760,347
Other Assets
Notes receivable	125,000
Deposits	165,894
Goodwill	7,322,902
Intangible assets, net	552,035
Total Other Assets	8,165,831
Total Assets	$14,296,195

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$3,370,328
Liquidated damages	45,750
Capital lease obligation	135,115
Notes payable	480,559
Convertible notes payable, net of discount	1,855,569
Related party convertible notes payable, net of discount	337,377
Related party notes payable	89,676
Total Current Liabilities	6,314,374
Long Term Liabilities
Capital lease obligation	405,602
Notes payable	366,667
Related party notes payable	174,072
Convertible notes payable	100,000
Total Long Term Liabilities	1,046,341
Total Liabilities	7,360,715

Stockholders' Equity
Convertible preferred stock; par value $0.001 per share;
20,000,000 authorized shares;
1,200,000 shares issued and outstanding; liquidation preference of $2.40 per share	1,200
Common stock; par value $0.001 per share;
50,000,000 Series B authorized shares; none issued and outstanding	-
Common stock; par value $0.001 per share;
100,000,000 authorized shares; 19,826,865 shares issued and outstanding	19,827
Additional paid-in capital	22,343,803
Stockholder receivable	(250,000)
Deferred consulting fees	(52,813)
Accumulated deficit	(15,126,537)
Total Stockholders' Equity	6,935,480
Total Liabilities and Stockholders' Equity	$14,296,195

Page F-1	See accompanying notes to condensed consolidated financial statements.

U.S. DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	2007	2006 As Restated	2007	2006 As Restated
Net Sales	$2,427,466	$1,617,711	$6,054,794	$4,554,918

Cost of Sales
Supplies	(138,556)	(63,488)	(303,835)	(223,550)
Other direct costs	(1,113,705)	(742,365)	(2,811,066)	(2,205,009)
Total cost of sales	(1,252,261)	(805,853)	(3,114,901)	(2,428,559)

Gross Profit	1,175,205	811,858	2,939,893	2,126,359

Operating Expenses
Delivery expenses	205,744	132,883	538,089	387,059
Store expenses	720,423	360,322	1,623,176	1,047,310
Selling expenses	153,532	178,609	464,869	489,682
Administrative expenses	680,770	347,456	2,001,022	1,105,268
Professional fees and other expenses	526,727	156,925	2,129,696	978,229
Depreciation and amortization expense	96,112	77,125	245,968	204,589
Total operating expenses	2,383,308	1,253,320	7,002,820	4,212,137

Operating Loss	(1,208,103)	(441,462)	(4,062,927)	(2,085,778)

Loss on extinguishment of debt	-	(1,751,000)	-	(1,751,000)
Other expense	(606,847)	(1,880,463)	(1,541,060)	(2,861,270)

Net Loss	$(1,814,950)	$(4,072,925)	$(5,603,987)	$(6,698,048)

Basic and diluted loss per common share	$(0.10)	$(0.32)	$(0.31)	$(0.63)

Basic and diluted weighted average number
of common shares outstanding	17,313,060	12,803,334	17,972,608	10,612,735

Page F-2	See accompanying notes to condensed consolidated financial statements.

U.S. DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,603,987)	$(6,698,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	245,968	204,589
Amortization of deferred financing costs & consulting fees	12,187	1,366,496
Bad debt expense	4,675	6,000
Equity instruments issued for compensation and services	416,070	114,380
Amortization of debt discounts	746,660	1,166,667
Loss on extinguishment of debt	-	1,751,000
Changes in operating assets and liabilities:
Accounts receivable	135,309	(168,930)
Prepaid expenses and other current assets	91,201	135,539
Other assets	(31,588)	-
Accounts payable and accrued expenses	1,667,863	172,784
Liquidated damages	(61,125)	142,500
Net cash used in operating activities	(2,376,767)	(1,807,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(285,833)	(330,739)
Deferred acquisition costs	(601,765)	-
Acquisition of Cleaners Club, Inc.	(98,233)	-
Net cash used in investing activities	(985,831)	(330,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	475,768	39,869
Proceeds from issuance of convertible notes payable	1,800,000	5,396,000
Proceeds from issuance of common stock	3,617,192	-
Proceeds from issuance of related party notes payable	200,000	-
Proceeds from issuance of related party convertible notes payable	-	370,000
Repayments on notes payable	(244,490)	(268,318)
Repayments on related party notes payable	(288,890)	(32,879)
Repayments on convertible notes payable	-	(30,000)
Repayments on capital lease obligation	(167,464)	(87,844)
Deferred financing costs	-	(1,117,206)
Net cash provided by financing activities	5,392,116	4,269,622

Net increase in cash	2,029,518	2,131,860
Cash at beginning of period	1,414,456	705,713
Cash at end of period	$3,443,974	$2,837,573

Cash paid during the period for:
Interest	$87,337	$246,836
Income taxes	$-	$-

Page F-3	See accompanying notes to condensed consolidated financial statements.

U.S. DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
		As Restated
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on convertible notes issued with common stock	$1,478,714	$2,917,668
Reclassification for change in par value of common and preferred stock	$-	$2,871,879
Capital lease additions	$87,036	$133,804
Assumed note payable with equipment purchase	$-	$85,000
Conversion of debt to common stock	$100,000	$8,662,780
Convertible note issued for stockholder receivable	$250,000	$-
Reclassification of accrued expenses to notes payable	$125,000	$-
Conversion of note payable to convertible note	$200,000	$-
Acquisition of Cleaners Club, Inc.	$2,028,000	$-

Page F-4	See accompanying notes to condensed consolidated financial statements.

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
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

On February 15, 2007, 100% of Cleaners Club, Inc.’s (“CCI”) outstanding common stock was acquired in a merger with USDC. The acquired shares were converted into 780,000 shares of $0.001 par value of USDC common stock (see Note 8 for further information). CCI was founded in 1998 and operates ten retail laundry and dry cleaning stores.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company’s audited consolidated financial statements on Form 10-KSB, as amended, for the fiscal year ended September 30, 2006 filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company’s financial position as of June 30, 2007, and the results of operations and cash flows for the interim periods presented have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has recurring losses from operations; negative cash flow from operating activities of approximately $2.4 million for the nine months ended June 30, 2007; and negative working capital of approximately $1.9 million and an accumulated deficit of approximately $15.1 million at June 30, 2007. The Company’s business plan calls for various business acquisitions, which will require substantial additional capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through debt and equity financing transactions. In conjunction with such efforts, on July 19, 2007, the Company closed an offering consisting of approximately 2,400,000 units at $2.50 per unit or approximately $6 million. Each unit consists of one share of common stock and one redeemable warrant to purchase one share of common stock. As of June 30, 2007, the Company received approximately $4.7 million in proceeds from the sale of approximately 1,900,000 units. However, such financing transactions may be insufficient to fund its planned acquisitions, capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2007. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS (continued)

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

Business Segments

The Company currently operates in one segment; the laundry and dry cleaning business and is geographically concentrated in Hawaii and Southern California.

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
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
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

Earnings (Loss) Per Shares

Under Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants (using the treasury stock method) and the conversion of convertible preferred stock and convertible debt (using the if-converted method). For the nine months ended June 30, 2007; 2,195,000 convertible securities and 432,432 options and warrants to purchase common stock, were excluded from the calculation of diluted loss per share because they were anti-dilutive.

Reclassification

Certain reclassifications have been made to the June 30, 2006 condensed consolidated financial statements of the Company to conform to the June 30, 2007 presentations.

Restatement of Prior Quarters

As more fully discussed in the Company’s amended Form 10-KSB for the year ended September 30, 2006 filed with the SEC during February 2007, the Company restated its results for the year ended September 30, 2006 and the related fiscal 2006 quarters. The June 30, 2006 interim periods results of operations and cash flows have been restated accordingly (See Note 7).

Business Combinations

SFAS No. 141, “Business Combinations” eliminated the pooling of interest method of accounting for business combinations and requires that all business combinations be accounted for using the purchase method.

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets

SFAS No. 142, "Goodwill and Other Intangible Assets," addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. The Company’s identifiable intangible assets consist of a non-compete agreement, customer relationships and the “Young Laundry & Dry Cleaning” trademark in the respective net amounts of approximately $209,000; $71,000 and $272,000 at June 30, 2007. Customer relationships and the trademark are amortized using the straight-line method over the weighted average life of four years and ten years, respectively. Management considers the straight-line method to be appropriate for customer lists due to the longevity of the customer relationships.

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

Advertising

The Company expenses the cost of advertising when incurred. Advertising costs approximated $119,000 and $107,000 for the nine months ended June 30, 2007 and 2006, respectively. Advertising costs approximated $54,000 and $48,000 for the three months ended June 30, 2007 and 2006, respectively. These costs have been included in selling expenses in the accompanying condensed consolidated statement of operations.

Discount on Convertible Notes

Convertible instruments are evaluated to determine if they are within the scope of Emerging Issues Task Force ("EITF") Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” and SFAS No. 133. In the event that they are not, discounts on convertible notes are attributable to the relative fair value associated with the related equity instruments issued and the effective intrinsic value resulting from the relative fair value of the beneficial conversion feature that allows holders of the debenture to convert into shares of the Company's common stock at prices lower than the market value of the Company’s common stock. These discounts are accounted for in accordance with EITF Issue No. 00-27, "Application of EITF No. 98-5 To Certain Convertible Instruments" and EITF Issue No. 98-5, "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

Stock-Based Compensation

Since the Company has no stock option plans or any stock-based employee compensation instruments outstanding, the disclosure requirements of SFAS No. 123-R are not applicable to the accompanying financial statements. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123-R and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Registration Rights Payment Arrangements

The Company has entered into registration rights agreements related to various equity arrangements (See Note 6). The Company accounts for registration rights payment arrangements in accordance with Financial Accounting Standards Board Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” whereas any contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”

3. NOTES PAYABLE

During the nine months ended June 30, 2007, the Company accepted subscriptions from accredited investors for $2,250,000 in total purchase price of its Series A Convertible Debentures. The debentures were sold with a built-in thirty percent (30%) rate of return. For each $100,000 paid to the Company, a total of $130,000 is due to the holder. Additionally, upon issuance, the Company issued 16,666 shares of common stock to the note holder for each $100,000 subscription. The debentures mature in one year from the date issued with no interest. The principal amount of the debentures may be converted into common stock of the Company at a fixed conversion rate of $3.00 per share at the holder’s option at any time. The principal amount of the debentures is secured by all of the Company’s assets and those of its operating subsidiaries, including an assignment of its leasehold interests in its retail facilities. Pursuant to a registration rights agreement, the Company is obligated to register or to file a registration statement for all of the common stock that may be issued upon conversion of the debentures, within 270 days from closing on a “best efforts” basis. Broker or underwriting fees or commissions to be paid in connection with the offer and sale was a maximum of 10% of cash received. As of June 30, 2007, the Company had recorded $1,800,000 in cash proceeds; debt conversion of $200,000 and a stockholder note receivable of $250,000. Accordingly, 374,985 shares of common stock were issued during the nine months ended June 30, 2007. The offer and sale of the debentures and common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506, as promulgated by the Securities and Exchange Commission.

The Series A Convertible Debentures meet the definition of a conventional convertible debt instrument. Accordingly, the Company computed the relative fair values of the debt as if converted and the common stock, using a stock price of $1.85 per share, (the estimated fair value of the common stock at the commitment date) pursuant to Accounting Principles Board Opinion No. 14 (“APB 14”) and related interpretations and recorded debt discounts associated with the common stock and a beneficial conversion feature totaling $803,714 plus an additional discount of $675,000 for the built-in 30% mark-up. Additionally, the built-in 30% rate of return described above, totaling $675,000, was included in the face amount of the notes, but was also recorded as debt discount against the face amount of the notes. These discounts are being accreted to interest expense over the one year term of the notes. For the three months ended June 30, 2007, the Company accreted $416,231 of such debt discounts to interest expense. For the nine months ended June 30, 2007, the Company accreted $746,660 of such debt discounts to interest expense. Total amount outstanding as of June 30, 2007 of $2,192,946 is included as convertible notes payable, net of discount, in the accompanying condensed consolidated balance sheet of which $337,377 is included as related party convertible notes payable, net of discount.

During the quarter ended March 31, 2007, the Company assumed two promissory notes for $100,000 each and secured by equipment. The promissory notes are due in thirteen monthly interest payments of $850 starting on May 1, 2007 with principal amount due at maturity date. Such liability is included in notes payable in the accompanying condensed consolidated balance sheet.

During the quarter ended June 30, 2007, the Company assumed a promissory note for $100,000 and secured by equipment. The promissory note is due in eighty-four monthly payments of $1,739 starting on May 18, 2007. Such liability is included in notes payable in the accompanying condensed consolidated balance sheet.

During the quarter ended June 30, 2007, the Company assumed promissory note for $150,000 and secured by equipment. The promissory note is due in fifty-nine monthly payments of $2,433 starting on July 5, 2007 with a principal and interest amount due at maturity of $55,582. Such liability is included in notes payable in the accompanying condensed consolidated balance sheet.

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

4. OTHER RELATED PARTY TRANSACTIONS

The Company rents office space located at 125 E. Tahquitz Canyon Way in Palm Springs, California on a month-to-month basis from Transactional Marketing Partners, a company owned by director Earl Greenburg. The rent is $2,200 per month all inclusive.

5. EQUITY TRANSACTIONS

Common Stock

During the three months ended December 31, 2006, the Company issued 125,000 shares of its restricted common stock to the Company’s Chief Financial Officer as a bonus for past services valued at $231,250 based on the estimated fair market value of the Company’s common stock of $1.85 per share. Expenses related to this transaction have been included in administrative expenses in the accompanying condensed consolidated statements of operations.

During the three months ended December 31, 2006, the Company issued 80,000 shares of restricted common stock to directors for past services valued at $148,000 based on the estimated fair market value of the Company’s common stock of $1.85 per share. Expenses related to this transaction have been included in administrative expenses in the accompanying condensed consolidated statements of operations.

During the three months ended December 31, 2006, the Company, pursuant to a consultant agreement, issued 150,000 shares of its restricted common stock in exchange for certain consulting services provided to the Company, which was valued at $37,500 based on the value of the services provided. Expenses related to this transaction have been included in professional fees in the accompanying condensed consolidated statements of operations.

During the three months ended March 31, 2007, the Company issued 780,000 shares of restricted common stock with an estimated fair market value of $1.85 per share pursuant to an agreement of merger as disclosed in Note 8.

During the nine months ended June 30, 2007, the Company issued 374,985 shares of restricted common stock pursuant to the terms of the Series A Convertible Debentures as disclosed in Note 3 above.

During the three months ended June 30, 2007, the Company issued 40,000 shares of its restricted common stock for conversion of $100,000 in convertible debentures. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.
On December 27, 2006, the Company filed a Registration Statement on Form SB-2 with the SEC. The registration statement was declared effective on May 14, 2007. The offering consists of up to 3,000,000 units. Each unit consists of one share of common stock and one redeemable warrant to purchase one share of common stock. During the quarter ended June 30, 2007, the Company raised approximately $4.7 million offset by approximately $1.1 million of related fees associated with the issuance of units through a public offering. The warrants are exercisable to purchase one share of common stock at an exercise price of $3.50. The warrants expire on the fifth anniversary of the effective date. The Company will have the right to redeem some or all of the warrants issued in this offering at a redemption price of $0.05 per warrant at any time after the date on which the closing price of the Company’s common stock has exceeded $5.00 for 20 consecutive trading days.

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

5. EQUITY TRANSACTIONS (continued)

Options and Warrants

In fiscal 2005, the Company issued 1,500,000 warrants to purchase its common stock to each of the two founding shareholders. Such warrants are exercisable at $.01 per share should the Company achieve certain annualized revenues in any one month as follows: i) if the revenue growth exceeds $60 million, 60% of the potential warrants vest, ii) if the revenue growth exceeds $80 million, 80% of the potential warrants vest and iii) if revenue growth exceeds $100 million, all of the potential warrants vest. The warrants expired and were cancelled on December 31, 2006.

During the quarter ended December 31, 2006, the Company issued 500,000 warrants to an investment banking firm for services directly related to an equity fund raising transaction. Such warrants have an exercise price of $0.25, are exercisable for five years from the effective date, and contain net issuance, anti-dilution provisions for split adjustments and “piggyback” registration rights. The Company did not record any expense related to the fair value of the warrants since the issuance was payment for equity fund raising services and netted against additional paid in capital.

During the quarter ended March 31, 2007, the Company issued 100,000 warrants to a consultant for professional services at an exercise price of $3.50. The fair value of the warrants, using the Black-Scholes pricing model, of $65,000 was recorded as deferred consulting fees and presented as a contra equity item in stockholders’ equity. Such amount is being amortized to expense over the two year term of the consulting agreement.

During the quarter ended March 31, 2007, the Company issued 50,000 warrants to a consultant for professional services in conjunction with the recent acquisition at an exercise price of $3.50. The Company included the fair value of the warrants, using the Black-Scholes pricing model, in the amount of $32,250 as part of the purchase price consideration for the Cleaners Club acquisition (see Note 8).

During the quarter ended March 31, 2007, the Company granted 400,000 (stock options outside of a stock option plan) to the seller of CCI in accordance with the related employment agreement with the Company at exercise prices ranging from $3.50 to $10.00 per share. The Company included the fair value of the options, calculated using the Black-Scholes pricing model, in the amount of $171,000 as part of the purchase price consideration for the Cleaners Club acquisition (see Note 8).

For transactions noted above where the fair market value of common stock options and warrants was calculated using the Black-Scholes pricing model, the following assumptions were used; risk free interest rate of 4.5%, estimated volatility of 55%, expected life of five years unless otherwise stated, and no expected dividend yield.

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
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES (continued)

Stock Registration Rights

The Company was obligated to register 693,750 shares of preferred stock (or related post-conversion common stock) such that it is freely tradable no later than December 31, 2005 or pay a penalty of approximately $12,000 per month until such time as the registration statement is declared effective or the Company’s stock begins trading. As of June 30, 2007, the Company had not filed a registration statement registering these shares and has accrued liquidated damages of approximately $46,000. During nine months ended June 30, 2007, the Company paid $73,125 as a penalty that was recorded as other expenses in the accompanying condensed consolidated statements of operations.

The Company is required to use its “best efforts” to file, on or before 270 days following the closing of the initial sale of the Series A Convertible Debentures (see Note 3), a registration statement under the Securities Act covering the registration of the sale of the registrable securities by the holders. The holders are required to cooperate fully with the Company in preparation of the registration statement and provide all necessary information regarding the holders, the underwriters, the manner of distribution and other material information reasonably requested by the Company.

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

Effective on December 21, 2006, the Company entered into an employment agreement with Riaz Chauthani as Director of Real Estate and Business Development for a three-year term. The employment agreement provides for a base salary at the rate of $150,000 per year. The Company also agreed to pay an expense allowance for an automobile in an amount of $1,000 per month and benefits and other compensation such as health, disability, dental, life and other insurance plans that the Company may have in effect from time to time. Furthermore, the Company agreed to issue to Mr. Chauthani fully vested options to purchase an aggregate of 400,000 shares of the Company’s common stock, at exercise prices ranging from $3.50 to $10.00 per share valued at $171,000 based on the estimated fair market value of the Company’s common stock of $1.85 per share that was included as part of the purchase price consideration in the acquisition of Cleaners Club, Inc. (See Note 8). Additionally, the Company is obligated to pay Mr. Chauthani all accrued but unpaid base salary as of the effective date of termination together with the base salary payable through the end of the term upon termination without cause.

See Note 9 regarding employment agreement with Kim Cox.

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

7. RESTATEMENT OF PRIOR YEAR INTERIM PERIODS

The accompanying 2006 condensed consolidated statements of operations and cash flows were restated to correct the accounting errors described below (see the Company’s Form 10-KSB/A for the year ended September 30, 2006 for additional information).

•
In February 2007, management determined that the Company should have used $0.34 per share as the fair market value of its common stock. Using a common stock price of $0.34 per share, the relative fair value of the proceeds attributable to the common stock issued with convertible notes payable was recalculated to be approximately $2,918,000 as compared to approximately $448,000 that was previously reported.

•
As a result of the change of the fair value of the Company’s common stock discussed above, management determined that the change in the conversion price of the Company’s remaining outstanding convertible notes resulted in debt extinguishment and, accordingly, expensed the entire remaining unamortized balance of debt discount approximating $1,751,000 as loss on extinguishment of debt.

•
As a result of the change of the fair value of the Company’s common stock discussed above, the estimated fair value of the Company’s common stock that was issued to certain employees as compensation was changed to be approximately $90,000 as compared to approximately $36,000 that was previously reported.

For the three months ended June 30, 2006	As Previously Reported	As Restated	Change
Operating Loss	$(441,462)	$(441,462)	$-
Loss on extinguishment of debt	$-	$(1,751,000)	$(1,751,000)
Other income (expense)	$(1,609,626)	$(1,880,463)	$(270,837)
Net loss	$(2,051,088)	$(4,072,925)	$(2,021,837)
Basic and diluted net loss per common share	$(0.16)	$(0.32)	$(0.16)

For the nine months ended June 30, 2006	As Previously Reported	As Restated	Change
Operating Loss	$(2,019,718)	$(2,085,778)	$(66,060)
Loss on extinguishment of debt	$-	$(1,751,000)	$(1,751,000)
Other income (expense)	$(2,142,859)	$(2,861,270)	$(718,411)
Net loss	$(4,162,577)	$(6,698,048)	$(2,535,471)
Basic and diluted net loss per common share	$(0.39)	$(0.63)	$(0.24)

8. ACQUISITION OF CLEANERS CLUB, INC.

On February 15, 2007, the Company completed the acquisition of all of the outstanding stock of Cleaners Club, Inc. ("CCI”) in a purchase business combination. The total purchase price of $2,028,000 was comprised of 780,000 shares of the Company’s restricted common stock valued at $1,443,000, fully vested stock options valued at approximately $203,000, cash totaling $100,000 and direct acquisition expenses totalling approximately $282,000. The principal reason that the Company agreed to pay a purchase price for CCI in excess of its recorded net assets was to acquire an established revenue stream.

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

8. ACQUISITION OF CLEANERS CLUB, INC. (continued)

In order to measure and allocate the purchase price of the CCI business combination, the Company engaged a third-party valuation firm to estimate the fair value of CCI’s net assets. Based on the valuation report, the purchase price allocation is summarized as follows:

Cash and other current assets	$24,000
Property and equipment	427,000
Deposits	40,000
Intangibles	226,000
Goodwill	2,318,000
Liabilities assumed	(1,007,000)
Total	$2,028,000

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

	Consolidated Pro Forma Financial Information
	Three Months Ended		Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	$2,427,466	$2,331,914	$7,207,231	$6,536,447

Net loss	$(1,814,950)	$(4,067,117)	$(5,899,108)	$(6,654,066)

Basic and diluted loss per common share	$(0.10)	$(0.27)	$(0.32)	$(0.51)

9. SUBSEQUENT EVENTS

Initial Public Offering
On July 19, 2007, the Company announced that it completed its initial public offering of approximately $6.1 million in total gross proceeds, consisting of the sale of 2,450,836 units of which $1.4 million associated with the issuance of 554,900 units were raised during July 2007. On December 27, 2006, the Company filed a Registration Statement on Form SB-2 with the SEC relating to the initial public offering. The registration statement was declared effective on May 14, 2007. The offering consists of up to 3,000,000 units. Each unit consists of one share of common stock and one redeemable warrant to purchase one share of common stock (see Note 5).

U.S. DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

9. SUBSEQUENT EVENTS (continued)

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On July 24, 2007, the Company filed a Form 8-K announcing that F. Kim Cox has been appointed to the position of Chief Financial Officer (“CFO”) and Treasurer. The Company also announced that Haddon B. Libby, the former CFO, resigned from the Company to pursue other business interests.

Mr. Cox, age 55, has more than 25 years of experience in executive management, public company accounting and finance, corporate governance, and mergers and acquisitions. Mr. Cox served in multiple executive leadership positions at Rentrak Corporation, a publicly-held information management company, from 1985 to March 2005, during which he acted as President and Secretary from June 2000 to March 2005, Executive Vice President, Secretary and Treasurer from 1999 to June 2000, and Executive Vice President, Chief Financial Officer, Secretary and Treasurer from 1995 to 1999. Prior to joining Rentrak Corporation in 1985, Mr. Cox was an attorney in private practice in Oregon, and prior to that, he was a staff accountant with the former accounting firm of Arthur Andersen LLP. Mr. Cox has most recently served as an independent consultant to Rentrak Corporation and other businesses from April 2005 to the present. Mr. Cox received J.D. and M.B.A. degrees from Williamette University’s College of Law and Atkinson Graduate School of Management, respectively, and is a C.P.A. licensed in the State of Washington.

The Company entered into an employment agreement with Mr. Cox for a period of three years, which may be extended for up to three additional years. Mr. Cox will initially be paid at the rate of $16,667 per month which increases to $20,850 per month thereafter upon the Company achieving certain milestones in revenue and income. Mr. Cox will be eligible to earn a performance bonus at the discretion of the Board of Directors. Pursuant to his employment agreement, Mr. Cox was granted fully-vested stock options to purchase up to 300,000 shares of the Company’s common stock, at exercise prices of $3.50, $5.00 and $7.00 per share for each increment of 100,000 shares, respectively.

In the event of the termination of Mr. Cox’s employment by the Company without cause (as defined within the employment agreement) or by Mr. Cox as a result of a material breach of the terms of the employment agreement by the Company, Mr. Cox will be entitled to receive his base salary through the remaining term of the agreement. Mr. Cox’s employment agreement also contains standard confidentiality and non-competition provisions.

During the last two years, there have been no Company transactions or proposed transactions in which Mr. Cox has had or is to have a direct or indirect material interest, and there are no family relationships between Mr. Cox and any of the Company’s other executive officers or directors.

Conversion of Convertible Preferred Stock

During July 2007, several preferred shareholders converted 1,094,887 preferred shares into the Company’s common stock on a one for one basis for a total of 1,094,887 common shares.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements

Certain statements made herein and in other public filings and releases by us contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future capital expenditures, acquisitions (including the amount and nature thereof), future sales, earnings, margins, costs, number and costs of store openings, demand for clothing, market trends in the retail clothing business, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including, but not limited to, Management's Discussion and Analysis or Plan of Operation section and other sections of our filings with the U.S. Securities and Exchange Commission (the “SEC”), under the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933 (the “Securities Act”).

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

Description of Business

Our Company

U.S. Dry Cleaning Corporation (“USDC”) was formed on July 19, 2005, and on December 30, 2005, completed a “reverse merger” with a public “Shell Company” as that term is defined in Rule 12b-2 of the General Rules and Regulations promulgated by the SEC. On August 9, 2005, we purchased 100% of the outstanding common stock and membership interest of Steam Press Holdings, Inc. (“Steam Press”), and Coachella Valley Retail, LLC (“CVR”), respectively, in stock for stock type transactions. USDC, Steam Press, and CVR are hereinafter collectively referred to as the “Company.”

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

On February 15, 2007, we acquired 100% of Cleaners Club, Inc.’s (“CCI”) authorized, issued and outstanding common stock was acquired in a merger with us. CCI was founded in 1998 and operates ten retail laundry and dry cleaning stores. The acquired shares were converted into 780,000 shares of our common stock. Our management has estimated the fair value of the 780,000 common shares issued in the acquisition at $1.85 per share (the estimated fair value of the Company’s common stock) for a stock purchase price consideration of $1,443,000.  Additionally, we issued fully vested stock options valued at approximately $203,000, cash of $100,000 and incurred approximately $282,000 in acquisition related costs for a total purchase price consideration of approximately $2,028,000. (see Note 8 for further information).

Competition

We operate in an industry that is subject to intense competition. A handful of markets are dominated by large, well-capitalized operators who have implemented a model similar to our vision: serving multiple locations with centralized, large capacity production facilities. Smaller players are finding it more difficult to retain market share due to higher overall operating costs and constraints. We believe that our strategy of centralized operations, consolidation, and public corporate structure is unique in the dry cleaning industry. However, there can be no assurance that other enterprises will not seek to acquire a significant number of dry cleaning operations in markets in which we currently operate or will prospectively operate.

Other Risks and Uncertainties

In addition to operating in an industry that is subject to intense competition, we face risks and uncertainties relating to our ability to successfully implement our business strategy. Among other things, these risks include our ability to develop and sustain revenue growth; manage the expansion of our operations; attract and retain qualified personnel; maintain and develop new strategic relationships; and anticipate and adapt to the changing markets and any changes in government or environmental regulations. Therefore, we are subject to numerous risks that could delay our expansion strategy and even potentially cause our business to fail.

The dry cleaning industry has been a target for environmental regulation during the past two decades due to the use of certain solvents in the cleaning process. For example, in 2002, air quality officials in Southern California approved a gradual phase out of Perchloroethylene (“Perc”), the most common dry cleaning solvent, by 2020. Under this regulation, which went into effect January 1, 2003, any new dry cleaning business or facility that adds a machine must also add a non-Perc machine. While existing dry cleaners can continue to operate one Perc machine until 2020, by November 2007 all dry cleaners using Perc must utilize state-of-the-art pollution controls to reduce Perc emissions. We believe that we are successfully integrating the new dry cleaning processes.

Our management believes that domestic media have generally sensationalized the perceived hazards of Perc to operators, clients and the environment in general. Perc is a volatile, yet non-flammable, substance that requires precautions and proper handling. However, it has proven safe, effective and completely manageable for years. We anticipate that our centralized operations and improvements in all facets of the business will further improve the safety for our employees, our clients and the environment. We intend to continue to utilize Perc where permitted on a limited interim basis to assure an orderly transition. To the extent that additional investment for environmental compliance may be necessary, we do does not anticipate any significant financial impact. We believe believes that we comply in all material respects with all relevant rules and regulations pertaining to the use of chemical agents. In the opinion of our management, we comply in all material respects with all known federal, state, and local legislation pertaining to the use of all chemical agents and will endeavour to ensure that our company proactively remains in compliance with all such statutes and regulations in the future.

Major Customers

At June 30, 2007 and 2006, one customer accounted for approximately 15% and 17% of gross accounts receivable, respectively. For the three months ended June 30, 2007 and 2006, one customer accounted for approximately 15% and 13% of net sales, respectively.

Results of Operations for the Three Months Ended June 30, 2007 and 2006

Revenues

Net sales were approximately $2.4 million for the three months ended June 30, 2007 an increase of approximately $0.8 million compared to the three months ended June 30, 2006 of approximately $1.6 million. This reflects a 50% increase in revenues. The increase consisted of approximately $0.8 million from our recent acquisition.

Cost of Sales

Our cost of sales was approximately $1.3 million for the three months ended June 30, 2007 an increase of approximately $0.5 million compared to the three months ended June 30, 2006 of approximately $0.8 million. Cost of sales as a percentage to revenues is approximately 52% and 50% for the three months ended June 30, 2007 and 2006, respectively. Our cost of sales consists of supplies, labor and facilities to process laundry and dry cleaning services with the increase primarily due to our recent acquisition.

Gross Profit

Gross profit increased approximately $0.4 million to approximately $1.2 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 of approximately $0.8 million. Gross profit as a percentage of revenue decreased 2% to 48% from 51% for the three months ended June 30, 2007 and 2006, respectively with the increase primarily due to our recent acquisition.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 are approximately $2.4 million, an increase of approximately $1.1 million compared to the three months ended June 30, 2006 of approximately $1.3 million with the increase primarily due to our recent acquisition.

Delivery, store and selling expenses for the three months ended June 30, 2007 were approximately $1.1 million, an increase of approximately $0.4 million compared to the three months ended June 30, 2006 of approximately $0.7 million. These expenses are primarily related to store rents and delivery costs with the increase primarily due to our recent acquisition.

Administrative expenses and professional fees for the three months ended June 30, 2007 were approximately $1.2 million, an increase of approximately $0.7 million compared to the three months ended June 30, 2006 of approximately $0.5 million. Our management costs are directly related to supporting a public company; legal fees related to our recent acquisition; and the preparation of our registration statement on Form SB-2 relating to our best-efforts public offering of approximately $7.5 million of our shares of common stock and warrants.

 Net Results of Operations

Operating loss was approximately $1.2 million for the three months ended June 30, 2007 and approximately $0.4 million for the three months ended June 30, 2006.

Other Income (Expense)

 Interest expense for the three months ended June 30, 2007 was approximately $0.6 million compared to approximately $1.9 million for the three months ended June 30, 2006. The decrease is due to our accreting during the quarter ended June 30, 2006 of approximately $0.4 million of debt discounts to interest expense relating to Series A Convertible Debentures (see Note 3) and financing fees of approximately $1.5 million compared to accreting approximately $0.4 million in debt discount and approximately $0.2 million in convertible debt interest during the quarter ended June 30, 2007.

Net Results

We are reporting a net loss of approximately $1.8 million or $(0.10) per common share for the three months ended June 30, 2007 compared to a net loss of approximately $4.1 million or $(0.32) per common share for the three months ended June 30, 2006. This includes legal, audit, consulting and administrative expenses directly related towards capitalization of our company.

Results of Operations for the Nine Months Ended June 30, 2007 and 2006

Revenues

Net sales were approximately $6.1 million for the nine months ended June 30, 2007 an increase of approximately $1.5 million compared to the nine months ended June 30, 2006 of approximately $4.6 million. This reflects a 33% increase in revenues. The increase consisted of approximately $0.3 million from existing operations and approximately $1.2 million from our recent acquisition.

Cost of Sales

Cost of sales was approximately $3.1 million for the nine months ended June 30, 2007 an increase of approximately $0.7 million compared to the nine months ended June 30, 2006 of approximately $2.4 million. Cost of sales as a percentage to revenues was 51% and 53% for the nine months ended June 30, 2007 and 2006, respectively. Our cost of sales consists of supplies, labor and facilities to process laundry and dry cleaning services with the increase primarily due to our recent acquisition.

Gross Profit

Gross profit increased approximately $0.8 million to approximately $2.9 million for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006 of approximately $2.1 million. Gross profit as a percentage of revenue increased 2% to 49% from 47% for the nine months ended June 30, 2007 and 2006, respectively with the increase primarily due to our recent acquisition.

Operating Expenses

Operating expenses for the nine months ended June 30, 2007 are approximately $7.0 million, an increase of approximately $2.8 million compared to the nine months ended June 30, 2006 of approximately $4.2 million with the increase primarily due to our recent acquisition.

Delivery, store and selling expenses for the nine months ended June 30, 2007 were approximately $2.6 million compared to the nine months ended June 30, 2006 of approximately $1.9 million. These expenses are primarily related to store rents and delivery costs with the increase primarily due to our recent acquisition.

Administrative expenses and professional fees for the nine months ended June 30, 2007 were approximately $4.1 million, an increase of approximately $2.0 million compared to the three months ended June 30, 2006 of approximately $2.1 million. Our management costs are directly related to supporting a public company; legal fees related to our recent acquisition; and the preparation of our registration statement on Form SB-2 relating to our best-efforts public offering of approximately $7.5 million of our shares of common stock and warrants.

 Net Results of Operations

Operating loss was approximately $4.1 million for the nine months ended June 30, 2007 and approximately $2.1 million for the nine months ended June 30, 2006.

Other Income (Expense)

Interest expense for the nine months ended June 30, 2007 was approximately $1.5 million compared to approximately $2.9 million for the nine months ended June 30, 2006. The decrease is due to our accreting during the nine months ended June 30, 2006 of approximately $1.1 million of debt discounts to interest expense relating to Series A Convertible Debentures (see Note 3) and financing fees of approximately $1.8 million compared to accreting approximately $0.8 million in debt discount, approximately $0.4 million in financing fees and $0.3 million in convertible debt interest during the nine months ended June 30, 2007.

Net Results

 We are reporting a net loss of approximately $5.6 million or $(0.32) per common share for the nine months ended June 30, 2007 compared to a net loss of approximately $6.7 million or $(0.63) per common share for the nine months ended June 30, 2006. This includes legal, audit, consulting and administrative expenses directly related towards capitalization of our company.

Liquidity and Capital Resources

Total assets increased by approximately $4.0 million from $10.3 million as of June 30, 2006 to $14.3 million as of June 30, 2007. The increase is primarily due to an increase in goodwill of approximately $2.3 million related to our recent acquisition; property and equipment of approximately $0.7 million; an increase in cash of approximately $0.6 million; and other assets of approximately $0.4 million.

Total liabilities increased by approximately $5.0 million from approximately $2.4 million as of June 30, 2006 to approximately $7.4 million as of June 30, 2007. This increase is primarily due to the issuance of approximately $2.2 million of the Company’s Series A Convertible Debentures (see Note 3); an increase in trade accounts payable and accrued liability obligations of approximately $2.4 million and other current liabilities of approximately $0.3 million.

Our operating activities used approximately $2.4 million in cash during the nine months ended June 30, 2007. Our net loss of approximately $5.6 million was the primary component of our negative operating cash flow. This net loss was offset by a number of non-cash items totalling approximately $1.4 million. These include depreciation, amortization, bad debt expense and the issuance of stock for compensation and services and debt discount amortization in addition to the growth in payables of approximately $1.7 million. Operating activities used approximately $1.8 million in cash during the nine months ended June 30, 2006. Our net loss of approximately $6.7 million was the primary component of our negative operating cash flow. This net loss was offset by a number of non-cash items totalling approximately $4.6 million. These include depreciation, amortization, bad debt expense, issuance of stock for compensation and services, debt discount amortization and loss on extinguishment of debt in addition to the growth in payables of approximately $0.2 million and liquidated damages of approximately $0.1 million.

Cash used in investing activities during the nine months ended June 30, 2007, consisted of approximately $1.0 million used for the purchase of property and equipment; deferred acquisition costs and the cash of acquired company as compared to approximately $0.3 million for the nine months ended June 30, 2006 for the purchase of property and equipment.

Cash flows from financing activities were approximately $5.4 million for the nine months ended June 30, 2007 which primarily consisted of approximately $1.8 million in net proceeds from the issuance of convertible debentures, approximately $3.6 million in net proceeds from the issuance of common stock and approximately $0.7 million in proceeds from issuance of notes payable; offset by repayments on notes payable, capital leases and prepaid financing costs of approximately $0.7 million.

We have a working capital deficit of approximately $1.9 million as of June 30, 2007. To meet our current working capital requirements, we raised approximately $2 million in private funds through convertible debt in December 2006 and approximately $3.6 million in net proceeds through a public offering of common stock during the three months ended June 30, 2007 (see Note 5).  However, there can be no assurances that any debt and/or equity financing transactions now under consideration will be successful at acceptable terms.

Going Concern Considerations

The condensed consolidated financial statements included elsewhere herein have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the nine months ended June 30, 2007, we had a net loss of approximately $5.6 million and negative cash flow from operating activities of approximately $2.4 million. At June 30, 2007, we had an accumulated deficit of approximately $15.1 million, working capital deficit of approximately $1.9 million and have suffered significant net losses since inception.

We will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, we will have sufficient funds to execute its intended business plan or generate positive operating results.

Since inception, we have yet to generate any profits from operations. Accordingly, we have met its capital requirements primarily through the private sale of its convertible secured promissory notes payable, secured convertible debentures and a public offering of our common stock. We have raised approximately $12.5 million in net cash proceeds through the private debt sales and approximately $4.7 million offset by approximately $1.1 million of related fees associated with the issuance of units through a public offering that closed on July 19, 2007 (see Note 5). In May 2006, the majority of the holders of approximately $7.9 million senior-secured convertible notes payable elected to convert into the our common stock. It is anticipated that the holders of the recently raised $2 million will also convert their convertible debentures to equity upon maturity.

Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, the Company’s ability to service its customers, our ability to maintain and expand its customer base, the level of resources required to expand our marketing and sales organization, and other factors. We are currently revising our business plan for funding our long-term operations to include potential acquisitions which would allow us to maximize our current processing facility capacities, thereby increasing our potential profitability. We intend to fund operations through debt and/or equity financing transactions and facilitate such fund raising efforts by registering shares of its common stock with the SEC as a public company. However, such financing transactions may not be sufficient to fund its planned acquisitions, capital expenditures, working capital, and other cash requirements for the fiscal year ending September 30, 2007.

As more fully explained elsewhere herein, Our management presently believes that cash generated from operations (if any), combined with the our current cash positions and debt and/or equity financing proposals now under consideration will be sufficient to meet the our anticipated liquidity requirements through September 2007. However, there can be no assurances that any debt and/or equity financing transactions now under consideration will be successful at acceptable terms.

Off Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, do not engage in trading activities involving non-exchange traded contracts, and are not a party to any transaction with persons or entities that derive benefits, except as disclosed herein, from their non-independent relationships with us.

Inflation

We believe that inflation generally causes an increase in sales prices with an offsetting unfavourable effect on the cost of products and services sold and other operating expenses. Accordingly, with the possible exception of the impact on interest rates, we believe that inflation will have no significant effect on our results of operations or financial condition.

Critical Accounting Policies

To prepare the financial statements in conformity with accounting principles generally accepted in the United States of America, our management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, we provide for estimates regarding the collectability of accounts receivable, the recoverability of long-lived assets, as well as our deferred tax asset valuation allowance. On an ongoing basis, we evaluate our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Future financial results could differ materially from current financial results.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. We recognize revenue on retail laundry and dry cleaning services when the services are deemed to have been provided. For “walk-in and pickup-and-delivery” type retail customers, the order is deemed to have been completed when the work-order ticket is created and the sale and related account receivable are recorded. For commercial customers, the sale is not recorded until we deliver the cleaned garments to the commercial customer. Generally, we deliver the cleaned garments to commercial customers the same day they are dropped off (same-day service).

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

Deferred Tax Assets

Deferred tax assets are recorded net of a valuation allowance. The valuation allowance reduces the carrying amount of deferred tax assets to an amount our management believes is more likely than not realizable. In making the determination, projections of taxable income (if any), past operating results, and tax planning strategies are considered.

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

Customer Relationship Assets

We have contractual relationships with several hotels to service the laundry needs of their guests. These contracts constitute roughly one-half of the total business. Our valuation is based on a discounted cash flow (“DCF”) analysis of the cash flows attributable to the contracts that were in force. Revenue from these contracts were projected out for eighteen months and incorporating straight-line attrition during that period. We applied the industry operating margin to projected revenues and tax-affected the requisite return to arrive at a debt-free net cash flow attributable to the customer relationship contracts. The cash flows were then discounted to present to arrive at a total present value with a useful life based on the average contract term.

Non-contractual customer relationships were valued pursuant to the guidance of EITF bulletin 02-17. Annual attrition in our base is generally low. Accordingly, our valuation is based on a ten year forecast horizon of revenues from these relationships. All operating expenses have been allocated based on revenue and operating income and tax-affected to arrive at debt-free net cash flow attributable to these relationships. The cash flows were then discounted to present to arrive at a present value with a useful life of ten years based on the reciprocal of the attrition rate.

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

Subsequent Events

Initial Public Offering

On July 19, 2007, the Company announced that it completed its initial public offering of approximately $6.1 million, in gross proceeds, consisting of the sale of 2,450,836 units of which $1.4 million associated with the issuance of 554,900 units were raised during July 2007. On December 27, 2006, the Company filed a Registration Statement on Form SB-2 with the SEC relating to the initial public offering. The registration statement was declared effective on May 14, 2007. The offering consists of up to 3,000,000 units. Each unit consists of one share of common stock and one redeemable warrant to purchase one share of common stock (see Note 5).

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On July 24, 2007, the Company filed a Form 8-K announcing that F. Kim Cox has been appointed to the position of Chief Financial Officer (“CFO”) and Treasurer. The Company also announced that Haddon B. Libby, the former CFO, resigned from the Company to pursue other business interests.

Mr. Cox, age 55, has more than 25 years of experience in executive management, public company accounting and finance, corporate governance, and mergers and acquisitions. Mr. Cox served in multiple executive leadership positions at Rentrak Corporation, a publicly-held information management company, from 1985 to March 2005, during which he acted as President and Secretary from June 2000 to March 2005, Executive Vice President, Secretary and Treasurer from 1999 to June 2000, and Executive Vice President, Chief Financial Officer, Secretary and Treasurer from 1995 to 1999. Prior to joining Rentrak Corporation in 1985, Mr. Cox was an attorney in private practice in Oregon, and prior to that, he was a staff accountant with the former accounting firm of Arthur Andersen LLP. Mr. Cox has most recently served as an independent consultant to Rentrak Corporation and other businesses from April 2005 to the present. Mr. Cox received J.D. and M.B.A. degrees from Williamette University’s College of Law and Atkinson Graduate School of Management, respectively, and is a C.P.A. licensed in the State of Washington.

The Company entered into an employment agreement with Mr. Cox for a period of three years, which may be extended for up to three additional years. Mr. Cox will initially be paid at the rate of $16,667 per month which increases to $20,850 per month thereafter upon the Company achieving certain milestones in revenue and income. Mr. Cox will be eligible to earn a performance bonus at the discretion of the Board of Directors. Pursuant to his employment agreement, Mr. Cox was granted fully-vested stock options to purchase up to 300,000 shares of the Company’s common stock, at exercise prices of $3.50, $5.00 and $7.00 per share for each increment of 100,000 shares, respectively.

In the event of the termination of Mr. Cox’s employment by the Company without cause (as defined within the employment agreement) or by Mr. Cox as a result of a material breach of the terms of the employment agreement by the Company, Mr. Cox will be entitled to receive his base salary through the remaining term of the agreement. Mr. Cox’s employment agreement also contains standard confidentiality and non-competition provisions.

During the last two years, there have been no Company transactions or proposed transactions in which Mr. Cox has had or is to have a direct or indirect material interest, and there are no family relationships between Mr. Cox and any of the Company’s other executive officers or directors.

Conversion of Convertible Preferred Stock

During July 2007, several preferred shareholders converted 1,094,887 preferred shares into the Company’s common stock on a one for one basis for a total of 1,094,887 common shares.

Item 3.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are not effective.

We plan on remediating the material weaknesses by implementation of new financial reporting systems throughout our operations; adoption of uniform internal controls; and the addition of management personnel to monitor daily organizational activities which will ensure that information is being gathered, reviewed and disclosed at all levels of our company and reported timely in various reports filed or submitted under the Exchange Act.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of internal control also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, internal control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in various claims, lawsuits, or disputes with third-parties incidental to the normal operations of the business. We are not currently involved in any such litigation. Furthermore, we are not aware of any proceeding that a governmental authority is contemplating.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended June 30, 2007, our company, pursuant to the terms of the Series A Convertible Debentures as disclosed in Note 3 above, issued 374,985 shares of restricted common stock valued at $803,714 using Black-Scholes pricing model.

During the three months ended June 30, 2007, we issued 40,000 shares of its restricted common stock for conversion of $100,000 in senior debentures. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

On December 27, 2006, we filed a Registration Statement on Form SB-2 with the SEC. The registration statement was declared effective on May 14, 2007. The offering consists of up to 3,000,000 units. Each unit consists of one share of common stock and one redeemable warrant to purchase one share of common stock. During the quarter ended June 30, 2007, we raised approximately $4.7 million offset by approximately $1.1 million of related fees associated with the issuance of units through a public offering that closed on July 19, 2007 (see Note 6). The warrants included in the units will be exercisable to purchase one share of common stock immediately after the effectiveness of a registration statement. Each warrant entitles its holder to purchase one share of common stock at an exercise price equal to $3.50. The warrants expire on the fifth anniversary of the effective date. We have the right to redeem some or all of the warrants issued in this offering at a redemption price of $0.05 per warrant at any time after the date on which the closing price of our common stock has exceeded $5.00 for 20 consecutive trading days.

 Item 3.     Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 10.1
Secured Promissory Note between Riaz Chauthani, an individual and U.S. Dry Cleaning Corporation dated February 20, 2007 and included by reference to Form 10-QSB dated March 31, 2007 and filed with the SEC on May 15, 2007.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. DRY CLEANING CORPORATION

Date: August 14, 2007	By:	/s/ ROBERT Y. LEE
Robert Y. Lee
Chief Executive Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1	Certification of Chief Executive Office pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit 32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.