Form 10KSB
period 2007-09-30
US DRY CLEANING CORP
filed 2008-01-15
CIK 920317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

[X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2007

[_]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number:  000-23305

US DRY CLEANING CORPORATION
(Name of small business issuer in its charter)

Delaware	000-23305	77-0357037
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

4040 MacArthur Blvd., Suite 305 Newport Beach, CA 92660
(Address of principal executive offices)

Issuer’s telephone number: (949) 863-9669

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [ X ]

State issuer’s revenues for its most recent fiscal year:		$8,431,733

State the aggregate market value of the voting and non-voting common equity held by
Non-affiliates computed by reference to the price at which the common equity was sold,
Or the average bid and asked price of such common equity, as of December 29, 2007:
	$	N/A

State the number of shares outstanding of each of the issuer’s classes of common equity, As of January 9, 2008:		21,726,098

Transitional Small Business Disclosure Format (Check One):  Yes [_] No: [X]

PART I

Item 1:                       Description of Business

Forward Looking Statements

Certain information included in this Annual Report on Form 10-KSB (including Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding revenue growth, gross profit margin and liquidity) constitutes forward looking statements that involve a number of risks and uncertainties. Forward looking statements may be identified by the use of forward looking words such as “may,” “will,” “expects,” “intends,” “anticipates,” “estimates” or “continues” or the negative thereof or variations thereon or comparable terminology. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to Item 1A. “Risk Factors” in this Annual Report on Form 10-KSB for examples of reasons why our actual results may differ materially from our forward-looking statements. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Where You Can Find More Information

We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (“Exchange Act”). We intend, in the future,  to also make available, free of charge on our website at www.usdrycleaning.com, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov/ where you can obtain most of our SEC filings.

Description of Business

On January 20, 2005, First Virtual Communications, Inc., a Delaware corporation (“FVC”), and its wholly owned subsidiary, CUseeMe Networks, Inc. (collectively with FVC, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of California, located in San Francisco (the “Bankruptcy Court”). On August 25, 2005, the Debtors and the Official Committee of Unsecured Creditors (the “Committee”) jointly filed a plan of reorganization and a related disclosure statement with the Bankruptcy Court. On September 29, 2005, the Bankruptcy Court approved the disclosure statement (“Disclosure Statement”) with respect to its First Amended Plan of Reorganization (the “Amended Plan”) as containing adequate information, as such term is defined in Section 1125 of Chapter 11 of the United States Bankruptcy Code, to permit the solicitation of votes from creditors on whether to accept the Amended Plan.  As also previously reported, after a hearing held on November 14, 2005, the Bankruptcy Court entered an order (“Confirmation Order”) on November 29, 2005 confirming the Amended Plan.

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

Steam Press owns 100% of Enivel, Inc. (“Enivel”), which does business as Young Laundry and Dry Cleaning (“Young”) in Honolulu, Hawaii. Young was founded in 1902 and operates thirteen retail laundry and dry cleaning stores, in addition to providing hotel and other commercial laundry and dry cleaning services. CVR was founded in 2004 and operates six retail laundry and dry cleaning stores under several names in the Palm Springs, California area.

At July 19, 2005, upon formation, USDC issued approximately 3,875,000 shares of common stock to certain groups and individuals as “founders” stock at par value.

The Company

On August 8, 2005, USDC purchased 100% of the outstanding common stock of Steam Press Holdings, Inc. (“Steam Press”), and on August 9, 2005, USDC purchased 100% of the membership units in Coachella Valley Retail, LLC (“CVR”) in stock-for-stock type transactions. On February 15, 2007, 100% of Cleaners Club, Inc.’s (“CCI”) outstanding common stock was acquired in a merger with USDC. The acquired shares were converted into 780,000 shares of $0.001 par value of USDC common stock.  USDC, Steam Press, CVR and CCI are hereinafter collectively referred to as the “Company.”

Steam Press owns 100% of Enivel, Inc. (“Enivel”), which does business as Young Laundry and Dry Cleaning (“Young”) in Honolulu, Hawaii. Young was founded in 1902 and operates thirteen retail laundry and dry cleaning stores, in addition to providing hotel and other commercial laundry and dry cleaning services.  The Company considers Enivel to be its predecessor, as defined under SEC rules and regulations. Accordingly, the audited statements of operations and cash flows for the year ended September 30, 2004 and ten months ended July 31, 2005, and the unaudited statements of operations and cash flows for year ended September 30, 2003 of Enivel are included as Exhibits 99.2 and 99.3 respectively, which are incorporated herein by reference to the Form 8-K filed with the SEC on October 26, 2006.  CVR was founded in 2004 and operates six retail laundry and dry cleaning stores under several names in the Palm Springs, California area.  CCI was founded in 1998 and currently operates thirteen retail dry cleaning stores and one dry cleaning processing plant in the Southern California area.

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

Over the last year, USDC has completed an acquisition in California with annual revenues of approximately $3,000,000. USDC combines a management team with extensive experience in retail consolidations and dry cleaning operations, with a proven operating model.

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

Environmental Regulation

The dry cleaning industry has been a target for environmental regulation during the past two decades due to the use of certain solvents in the cleaning process. For example, in 2002, air quality officials in Southern California approved a gradual phase out of Perchloroethylene (“Perc”), the most common dry cleaning solvent, by 2020. Under this regulation, which went into effect January 1, 2003, any new dry cleaning business or facility that adds a machine must also add a non-Perc machine. While existing dry cleaners can continue to operate one Perc machine until 2020, by November 2007, all dry cleaners using Perc must utilize state-of-the-art pollution controls to reduce Perc emissions. The Company believes that it has successfully integrated the new dry cleaning processes.

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

Business Strategy

The Company only seeks to acquire the leading operators in a geographic market. Company research indicates that there are approximately 100 market-leading operators in the U.S. that are environmentally compliant and have revenues in excess of $5 million annually. Typically these companies are second to third generation owned and lack an exit strategy. The Company then intends to make subsequent acquisitions within a target market, utilizing the central plant already established.  Notwithstanding the above, the Company will at times explore opportunistic acquisitions outside its target goal if the Company believes they will enhance share holder value.

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

Employees

The Company has 264 employees, of which 260 are full-time. None of the Company’s employees are represented by a labor union. The Company currently contracts with three professional consultants.  We believe that our labor relations are good.

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

The Company’s operations are dependent on the continued efforts of its Board of Directors and its executive officers, including Michael E. Drace, our President, Robbie Lee, our Chief Executive Officer and Secretary; and Kim Cox, our Chief Financial Officer.  The Company also maintains key-man life insurance on Mr. Drace. If any of these individuals become unwilling or unable to continue their employment or association with the Company, the Company’s business could be affected materially and adversely. Furthermore, the Company’s management has been assembled only recently and has had only a limited opportunity to work together as a team. As a result, there can be no assurance that the Company’s management team will be successful in managing the operations of the Company or be able to effectively implement the Company’s business and expansion strategy. Failure of the Company’s management group to successfully manage the operation of the Company or to effectively implement the Company’s business and expansion strategy could have a material adverse effect on the Company’s financial condition and results of operations.

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

Rights of our stockholders may be negatively affected if we issue any of the shares of preferred stock that our Board of Directors has the authority to issue.

We have available for issuance 20,000,000 shares of preferred stock, par value $0.001 per share. Our Board of Directors is authorized to issue any or all of this preferred stock, in one or more series, without any further action on the part of the stockholders. The rights of our stockholders may be negatively affected if we issue additional shares of preferred stock that has preference over our common stock, with respect to the payment of dividends and/or distribution upon our liquidation, dissolution, or winding up.

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

The fact that our directors and executive officers, beneficially own approximately 15% of our capital stock may decrease your influence on stockholder decisions.

Our executive officers and directors, in the aggregate, beneficially own 15% of our common stock. As a result, acting together these persons and entity have the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our bylaws, and any merger, consolidation, or sale of all or substantially all of our assets.

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

Item 2:  Description of Property

We are currently leasing our corporate offices located at 4040 MacArthur Blvd., Suite 305, Newport Beach, California 92660. The following is a list of our leased production and retail facilities.

•	Main production plant, Honolulu, HI, approximately 23,000 square feet.
•	Main production plant, Riverside, CA, approximately 9,524 square feet.
•	We currently operate 32 retail locations throughout Southern California and Hawaii with the location ranging from approximately 300 square feet to 1,600 square feet.

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

Item 4:  Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the year ended September 30, 2007.

PART II

Item 5:  Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock has been quoted on the OTC Bulletin Board since August 30, 2007, and is currently quoted under the symbol “UDRY”.  The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Yahoo!® Finance.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Closing Price
	High	Low
For the fiscal year ended September 30, 2007:
Fourth Quarter	$2.50	$1.75

On January 11, 2008, the last sales price of our common stock was $1.27.

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

            If and when an active public market develops for our common stock, these disclosure requirements may have the effect of reducing the trading activity inour common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of the date of this Report, there were approximately 363 stockholders of record.

Dividends

We have not declared any dividends since inception to the holders of our common stock. The declaration of any future cash dividend will be at the discretion of the Board of Directors and will depend upon the earnings, if any, capital requirements, and our financial position, general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, into the business.

Recent Sales of Registered and Unregistered Securities

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

During the three months ended June 30, 2007, the Company issued 374,985 shares of restricted common stock pursuant to the terms of the Series A Convertible Debentures as disclosed in Note 3.

During the three months ended June 30, 2007, the Company issued 40,000 shares of its restricted common stock for conversion of $100,000 in convertible debentures.  The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

On December 27, 2006, the Company filed a Registration Statement on Form SB-2 with the SEC.  The registration statement was declared effective on May 14, 2007.  The offering, consisted of up to 3,000,000 units.  Each unit consisted of one share of common stock and one redeemable warrant to purchase one share of common stock.  During the year ended September 30, 2007, the Company raised approximately $6,112,000 offset by approximately $1,553,000 of related fees associated with the issuance of units through a public offering resulting in net proceeds of approximately $4,559,000.  The warrants are exercisable to purchase one share of common stock at an exercise price of $3.50. The warrants expire on the fifth anniversary of the effective date.  The Company will have the right to redeem some or all of the warrants issued in this Offering at a redemption price of $0.05 per warrant at any time after the date on which the closing price of the Company’s common stock has exceeded $5.00 for 20 consecutive trading days.

During the three months ended September 30, 2007, the Company issued 36,000 shares of its common stock to the Company’s Director of Mergers and Acquisitions as a bonus for services valued at $68,400 based on its estimated fair market value of the Company’s common stock of $1.90 per share at the grant date.  Expenses related to this transaction have been included in administrative expenses in the accompanying statements of operations.

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

The operating results for the periods presented should not be deemed to be reflective of expected future operating results as such results only reflect operations for the year ended September 30, 2007 and for the year ended September 30, 2006.  These results are not indicative of the Company’s operations on a going-forward basis. The results were adversely affected by several factors including a fire at the primary Palm Springs location which shut down operations at that facility for over ten months and required the Company to process dry cleaning with third-party processors in order to retain market share. Other factors include the fact that  CVR, Steam Press and CCI were significantly under-capitalized prior to being acquired by the Company and, as such, were unable to implement operational improvements and initiate significant marketing plans. We have initiated corrective actions, and are preparing these operations for additional sales volume resulting from planned future acquisitions.

Revenues

Net sales from continuing operations were approximately $8.4 million for the year ended September 30, 2007, an increase of approximately $2.3 million compared to the year ended September 30, 2006 of approximately $6.1 million. Our normal revenue of approximately $8.4 million for the year represents approximately a 38% increase year over year.  The increase was primarily due to the February 2007 acquisition of Cleaners Club, Inc. dba Boston Cleaners.

Operating Expenses

Operating expenses were approximately $11.9 million for the year ended September 30, 2007, an increase of approximately $5.3 million compared to the year ended September 30, 2006 of approximately $6.6 million.  Delivery, store, and sales expenses increased approximately $1.2 million to approximately $3.8 million for the year ended September 30, 2007 compared to approximately $2.6 million for the year ended September 30, 2006.  The increase in operating expenses was primarily due to the acquisition of CCI and related to the operation of our retail stores. Administrative expenses increased approximately $4.1 million from approximately $8.1 million for the year ended September 30, 2007 compared to approximately $4.0 million for the year ended September 30, 2006.  The increase was primarily due to an increase in financing, mergers and acquisition costs and the impairment of goodwill of approximately $2.0 million.

Operating Loss

Our operating loss increased by approximately $3.9 million from approximately $3.8 million for the year ended September 30, 2006 to approximately $7.7 million for the year ended September 30, 2007.  The increase in our operating loss was primarily due to an increase in financing, mergers and acquisition costs and the impairment of goodwill.

Other Income and Expenses

Other income and expenses decreased by approximately $2.5 million from approximately $4.6 million for the year ended September 30, 2006 to approximately $(2.1) million for the year ended September 30, 2007.  The decrease was primarily due to a decrease in interest expense of approximately $2.1 million and a decrease of approximately $1.7 million in loss on debt extinguishment offset by a decrease in other income of approximately $1.3 million.

Net Loss

For fiscal 2007 compared to fiscal 2006, our net loss grew by approximately $1.4 million from $8.4 million or $0.70 per common share to approximately $9.8 million or $0.53 per common share respectively.

Liquidity and Going Concern Considerations

Liquidity

As of September 30, 2007, we had a working capital deficit of approximately $3.7 million. Our current assets were approximately $2.8 million, which consisted primarily of approximately $1.6 million in cash, approximately $0.5 million in net trade  receivables, approximately $0.6 million in deferred acquisition costs and approximately $0.1 million in prepaid expenses and other current assets. Our current liabilities were approximately $6.5 million, which consisted primarily of approximately $1.5 million in trade accounts payable, and accrued expenses of approximately $1.4 million and approximately $3.6 million in current portion of long-term debt.

Net cash used in operating activities during the year ended September 30, 2007 was approximately $4.4 million. The current period results were due primarily to the operating loss of approximately $9.8 million which was offset by approximately $4.2 million in non cash transactions made up primarily of depreciation and amortization, amortization of debt discounts, deferred financing costs and impairment of goodwill; an increase of approximately $1.1 million in accounts payable; and a decrease in accounts receivable and other current assets of approximately $0.2 million.

Cash flow used in investing activities for the year ended September 30, 2007, was approximately $1.8 million which consisted of capital expenditures, deferred acquisition costs and proceeds loaned to a stockholder.

For the year ended September 30, 2007, cash flow provided by financing activities totalled approximately $6.5 million which consisted primarily of the net proceeds from the issuance of notes payable (including convertible notes and line of credit) of approximately $3.0 million and net proceeds from the issuance of the Company’s common stock of approximately $4.6 million, offset by repayments on notes payable, convertible notes payable and capital leases of approximately $1.0 million.

Going Concern Considerations

The consolidated financial statements included elsewhere herein have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. At September 30, 2007, the Company had an accumulated deficit of approximately $19.4 million, working capital deficit of approximately $3.7 million, and has suffered significant net losses since inception.  The Company’s business plan calls for various business acquisitions which will require substantial capital.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and/or equity financing transactions. However, such financing transactions may be insufficient to fund its planned acquisitions, capital expenditures, working capital, and other cash requirements for the fiscal year ending September 30, 2008.

The Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results subsequent to September 30, 2007.

The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the Company’s ability to maintain and expand its customer base, the level of resources required to expand the Company’s marketing and sales organization, and other factors. As more fully explained elsewhere herein, the Company’s management presently believes that cash generated from operations (if any), combined with the Company’s current cash positions and debt and/or equity financing proposals now under consideration will be sufficient to meet the Company’s anticipated liquidity requirements through September 2008.  However, there can be no assurances that any debt and/or equity financing transactions now under consideration will be successful at acceptable terms.

The Company completed the initial closing of a private placement to accredited investors and received gross proceeds of approximately $3,325,000.  See further discussion in Note 13 in the accompanying notes to the financial statements.  In addition, the Company has developed a plan to increase revenues at certain stores thereby cutting losses.  Furthermore, the Company is embarking on a cost cutting campaign to further enhance cash flow at the store level.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The Company recognizes revenue on retail laundry and dry cleaning services when the services are deemed to have been provided and the earnings process is complete. For “walk-in and pickup-and-delivery” type retail customers, the order is deemed to have been completed when the work-order ticket is created and the sale and related account receivable are recorded. For commercial customers, the sale is not recorded until the Company delivers the cleaned garments to the commercial customer. Generally, the Company delivers the cleaned garments to commercial customers the same day they are dropped off (same-day service).

Returns and Allowances

We experience claims for items damaged during processing, adjustments in resolution of customer disputes, and promotional discounts, all of which are recorded as incurred. Such charges average about one percent of gross revenue. Sales are reported in the accompanying consolidated financial statements net of “Returns and Allowances”, which are reflected as a reduction of gross sales.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and the customers’ current buying habits. We monitor collections and payments from our customers and maintain a provision for estimated credit losses based on specific customer collection issues that have been identified.

Long-lived Assets

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  If the cost basis of a long-lived asset is greater than the projected future undiscounted cash flows from such asset, an impairment loss is recognized.  Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.  See below for additional information regarding the identification and measurement of impairment of certain long-lived assets governed by SFAS No. 144.

We assess the impairment of long-lived assets, including goodwill, annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held for use is based on expectations of the estimated fair value of the asset, and when circumstances dictate, we adjust the asset to the extent that the carrying value exceeds the estimated fair value of the asset. Our judgments related to the expected useful lives of long-lived assets and our ability to estimate fair value in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As we assess the ongoing estimated fair value and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge, which would result in decreased net income (or increased net loss) and reduce the carrying value of these assets.

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

Non-contractual customer relationships were valued pursuant to the guidance of Emerging Issues Task Force (“EITF”) bulletin 02-17.  Annual attrition in the Company’s base is generally low.  Accordingly, our valuation is based on a ten year forecast horizon of revenues from these relationships.  All operating expenses have been allocated based on revenue and operating income and tax-affected to arrive at debt-free net cash flow attributable to these relationships.  The cash flows were then discounted to present to arrive at a present value with a useful life of ten years based on the reciprocal of the attrition rate.

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

The principal effect of SFAS No. 142 on our accompanying consolidated financial statements is that the goodwill in the accompanying consolidated financial statements is not required to be amortized.

Identifiable Intangible Assets

Except for Trade Name/Trademark, our only significant identifiable intangible assets are customer relationships, which arose in accounting for certain business combinations.  As contemplated by GAAP, a "customer relationship" exists when an entity has information about the customer and is in regular contact with the customer, who in turn has the ability to make direct contact with the entity. Since these assets are subject to amortization, management reviews customer relationship assets for impairment using the methodology of SFAS No. 144. As noted above, that pronouncement requires that an impairment loss be recognized when an asset's carrying amount is not recoverable and the carrying amount exceeds its estimated fair value.  As with goodwill, the traditional marketplace definition of fair value applies.

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

The second phase, to measure an impairment loss, the carrying amount of the reporting unit's goodwill is compared to its "implied fair value." An entity is required to estimate the implied fair value of its goodwill by allocating the reporting unit's total fair value to all of its assets (including unrecognized intangible assets) and liabilities as if (1) the reporting unit had been acquired in a business combination and (2) the reporting unit's fair value was the purchase price. The excess of the reporting unit's fair value over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill. We apply step one of the goodwill evaluation process as described in the following paragraph.

For goodwill-impairment testing the Company engaged an independent third party expert to conduct the impairment review and make impairment recommendations to management.

To estimate the fair value of a group of net assets (such as a reporting unit) as a whole, the market approach was used because; the quoted market price of the Company’s stock does not represent the fair values of the operating units because their respective fair values were significantly higher or lower than the central tendency of the other fair values (the values were outliers); there were no prices available for goodwill in the dry cleaning industry.  Notably, there are only two publicly traded companies in the dry cleaning industry;  the Company had only developed a forecast with assumptions for fiscal year 2008 and at least three projected years are necessary for use of the discounted cash flow technique.

After employing the market approach for the first phase of goodwill-impairment testing two out of three of the Company’s operating units failed the first phase, therefore, phase two was required.  After employing the market approach for phase two both operating units’ fair values at September 30, 2007 were lower than their carrying values.

Based on the evaluation process summarized in the preceding paragraphs, a recommendation to impair the goodwill of two of the Company’s operating units was made to management.  Management reviewed and accepted the recommendation and partially impaired the goodwill of two of the Company’s operating units aggregating approximately $1,960,000 as described in Note 2.

Contractual Commitments

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

Effective on December 21, 2006, the Company entered into an employment agreement with Riaz Chauthani as Director of Real Estate and Business Development for a three-year term. The employment agreement provides for a base salary at the rate of $150,000 per year. The Company also agreed to pay an expense allowance for an automobile in an amount of $1,000 per month and benefits and other compensation such as health, disability, dental, life and other insurance plans that the Company may have in effect from time to time. Furthermore, the Company agreed to issue to Mr. Chauthani fully vested options to purchase an aggregate of 400,000 shares of the Company’s common stock, at exercise prices ranging from $3.50 to $10.00 per share valued at $171,000 based on the estimated fair market value of the Company’s common stock of $1.85 per share, which was that was included as part of the purchase price consideration in the acquisition of Cleaners Club, Inc.  Additionally, the Company is obligated to pay Mr. Chauthani all accrued but unpaid base salary as of the effective date of termination together with the base salary payable through the end of the term upon termination without cause.

Effective on July 24, 2007, the Company entered into an employment agreement with F. Kim Cox to serve as CFO for a period of three years, which may be extended for up to three additional years. Mr. Cox will initially be paid at the rate of $16,667 per month which increases to $20,850 per month thereafter upon the Company achieving certain milestones in revenue and income.  Mr. Cox will be eligible to earn a performance bonus at the discretion of the Board of Directors. Pursuant to his employment agreement, Mr. Cox was granted fully-vested stock options to purchase up to 300,000 shares of the Company’s common stock, at exercise prices of $3.50, $5.00 and $7.00 per share for each increment of 100,000 shares, respectively.

Effective on September 1, 2007, the Company entered into a private placement agreement with Mercer Capital, Ltd. To raise a minimum of $2.0 million and a maximum of up to $20.0 million of Senior Secured Convertible Notes.  Mercer Capital will be paid a $35,000 non-refundable retainer; thirteen percent (13%) of the gross proceeds raised by Mercer Capital; a non-accountable expense allowance equal to two percent (2%) of the gross proceeds raised by Mercer Capital; upon conversion of the notes, Mercer Capital will receive an additional nine percent (9%) of the issue price of the notes converted and the Company will issue Mercer Capital three year warrants to purchase such number of shares of the Company’s common stock as is equal to fifteen percent (15%) of the fully-diluted number of shares sold in this offering.  The warrants have an exercise price equal to the conversion price of the notes sold in the private placement offering.

A summary of the Company’s contractual obligations and commitments as of September 30, 2007 is as follows:

Contractual Obligations and Commitments	Total	2008	2009	2010	2011	2012	Beyond
Operating leases	$6,848,000	$1,240,000	$1,095,000	$942,000	$606,000	$503,000	$2,462,000
Capital lease obligations	573,000	242,000	183,000	95,000	37,000	16,000	-
Long-term debt	3,753,000	3,401,000	77,000	74,000	73,000	67,000	61,000
Total Contractual Obligations and Commitments	$11,174,000	$4,883,000	$1,355,000	$1,111,000	$716,000	$586,000	$2,523,000

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

Significant Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company's consolidated financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value.  Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities”) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157 (“Fair Value Measurements”). Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company's consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109,”Accounting for Income Taxes.” FIN No. 48 prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken (or expected to be taken) in an income tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirement to assess the need for a valuation allowance on net deferred tax assets is not affected by FIN No. 48. This pronouncement is effective for fiscal years beginning after December 31, 2006 (the fiscal year beginning October 1, 2007 for the Company). Management is in the process of evaluating this guidance, and therefore has not yet determined the impact (if any) that FIN No.48 will have on the Company’s financial position or results of operation upon adoption.

On December 4, 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.”  SFAS No. 141(R) will significantly change the accounting for business combinations such that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as "minority interests" -- see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;
•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141(R) also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will be required to account for business combinations under SFAS No. 141(R) beginning October 1, 2009 (fiscal year ending September 30, 2010).  Management is evaluating what effect such statement will have on its future financial statements.

Also, on December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.”  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, such that for the Company the effective date is October 1, 2009. Like SFAS 141(R) discussed above, earlier adoption is prohibited.  Management is evaluating what effect such statement will have on its future financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 7:   Financial Statements
Index to Consolidated Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheet as of September 30, 2007

F-3	Consolidated Statements of Operations for the years ended September 30, 2007 and 2006

F-4	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2007 and 2006

F-5	Consolidated Statements of Cash Flows for the years ended September 30, 2007 and 2006

F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
US Dry Cleaning Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of US Dry Cleaning Corporation and Subsidiaries (the "Company") as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Dry Cleaning Corporation and Subsidiaries as of September 30, 2007, and the results of their operations and their cash flows for the years ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses from operations and had an accumulated deficit of approximately $19,356,000 at September 30, 2007. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance roll up activities to the point at which operations may become profitable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
January 15, 2008

US DRY CLEANING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007

ASSETS

Current Assets
Cash and cash equivalents	$1,617,364
Accounts receivable, net	479,796
Deferred acquisition costs	560,446
Prepaid expenses and other current assets	104,211
Total Current Assets	2,761,817
Property and Equipment, net	1,774,273
Non-Current Assets
Deposits	147,957
Deferred financing costs	35,000
Intangible assets, net	530,059
Goodwill	5,362,408
Total Non-Current Assets	6,075,424
Total Assets	$10,611,514

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,471,837
Accrued liabilities	1,360,049
Capital lease obligations	222,410
Notes payable	581,403
Convertible notes payable, net	2,319,268
Line of credit	500,000
Total Current Liabilities	6,454,967
Long Term Liabilities
Capital lease obligations, net of current portion	267,163
Notes payable, net of current portion	352,559
Total Long Term Liabilities	619,722
Total Liabilities	7,074,689

Stockholders' Equity
Convertible preferred stock; par value $0.001 per share;
20,000,000 authorized shares;
1,200,000 shares issued and none outstanding; liquidation preference of $2.40 per share	-
Common stock; par value $0.001 per share;
50,000,000 Series B authorized shares; none issued and outstanding	-
Common stock; par value $0.001 per share;
50,000,000 authorized shares; 21,726,098 shares issued and outstanding	21,726
Additional paid-in capital	23,637,751
Stockholder receivable	(766,280)
Accumulated deficit	(19,356,372)
Total Stockholders' Equity	3,536,825
Total Liabilities and Stockholders' Equity	$10,611,514

The accompanying notes are an integral part of these consolidated financial statements.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Net Sales	$8,431,733	$6,082,103

Cost of Sales	(4,233,500)	(3,233,763)

Gross Profit	4,198,233	2,848,340

Operating Expenses
Delivery expenses	752,203	566,145
Store expenses	2,172,427	1,422,765
Selling expenses	834,717	603,209
Administrative expenses	5,773,010	1,353,310
Related party consulting	-	1,518,000
Impairment of goodwill	1,960,494	-
Depreciation and amortization	346,368	272,314
Other	50,043	910,613
Total operating expenses	11,889,262	6,646,356

Operating Loss	(7,691,029)	(3,798,016)

Other income (expenses)
Insurance funds	-	566,174
Loss on extinguishment of debt	-	(1,751,000)
Interest expense	(1,468,037)	(3,547,562)
Other expense (loss)	(674,756)	104,718
Total other expenses	(2,142,793)	(4,627,670)
Loss before provision for income taxes	(9,833,822)	(8,425,686)
Provision for income taxes	-	-

Net Loss	$(9,833,822)	$(8,425,686)

Basic and diluted loss per common share	(0.53)	$(0.70)

Basic and diluted weighted average number
of common shares outstanding	18,610,149	12,033,240

The accompanying notes are an integral part of these consolidated financial statements.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

			Series B
	Preferred Stock		Common Stock		Common Stock		Additional	Stockholder
							Paid-in	Note	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Totals
Balance, September 30, 2005	1,200,000	$2,880,000	-	$-	7,689,780	$769	$1,081,919	$-	$(1,096,864)	$2,865,824

Par value change from $0.0001 to $0.001	-	(2,878,800)	-	-	-	6,921	2,871,879	-	-	-

Issuance of common stock to holders of stock to holders of senior notes payable	-	-	-	-	1,750,000	1,750	1,164,917	-	-	1,166,667

Issuance of common stock to an officer per employment contract	-	-	-	-	300,000	300	101,700	-	-	102,000

Issuance of common stock to consultant for services	-	-	-	-	300,000	300	61,780	-	-	62,080

Issuance of common stock to holders of debentures	-	-	-	-	525,300	525	1,750,475	-	-	1,751,000

Issuance of common stock for conversion of senior convertible notes payable and interest	-	-	-	-	3,722,492	3,722	3,534,560	-	-	3,538,282

Issuance of common stock for conersion of convertible debentures and interest	-	-	-	-	2,099,372	2,100	5,143,552	-	-	5,145,652

Cancellation of common stock issued to employees for services	-	-	-	-	(4,000)	(4)	(11,761)	-	-	(11,765)

Net loss	-	-	-	-	-	-	-	-	(8,425,686)	(8,425,686)

Balance, September 30, 2006	1,200,000	$1,200	-	$-	16,382,944	$16,383	$15,699,021	$-	$(9,522,550)	$6,194,054

The accompanying notes are an integral part of these consolidated financial statements.

F-4a

US DRY CLEANING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
(continued)

			Series B
	Preferred Stock		Common Stock		Common Stock		Additional	Stockholder
							Paid-in	Note	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Totals
Balance, September 30, 2006	1,200,000	$1,200	-	$-	16,382,944	$16,383	$15,699,021	$-	$(9,522,550)	$6,194,054

Issuance of common stock for consulting services	-	-	-	-	150,000	150	37,350	-	-	37,500

Issuance of common stock for directors fees	-	-	-	-	80,000	80	147,920	-	-	148,000

Issuance of common stock to employees for past services	-	-	-	-	161,000	161	299,489	-	-	299,650

Issuance of common stock to holders of debentures	-	-	-	-	374,985	375	803,339	-	-	803,714

Issuance of common stock in conjunction with acquisition of Cleaners Club, Inc.	-	-	-	-	780,000	780	1,442,220	-	-	1,443,000

Issuance of common stock for conversion of debentures	-	-	-	-	40,000	40	99,960	-	-	100,000

Issuance of common stock for conversion of Series A Convertible Note	-	-	-	-	108,333	108	324,892	-	-	325,000

Issuance of common stock in conjunction with an IPO	-	-	-	-	2,450,836	2,451	4,514,685	-	-	4,517,136

Cancellation of employee common stock	-	-	-	-	(2,000)	(2)	(678)	-	-	(680)

Stockholder note receivable	-	-	-	-	-	-	-	(766,280)	-	(766,280)

Warrants issued in conjunction with employment agreement	-	-	-	-	-	-	171,000	-	-	171,000

Warrants issued to consultant in conjunction with Cleaners Club acquisition	-	-	-	-	-	-	32,250	-	-	32,250

Warrants issued in conjunction with an IPO	-	-	-	-	-	-	1,594,954	-	-	1,594,954

Conversion of preferred shares to common stock	(1,200,000)	$(1,200)	-	-	1,200,000	1,200	-	-	-	-

Amortization of deferred consulting fees	-	-	-	-	-	-	24,375	-	-	24,375

Fees in conjunction with an IPO	-	-	-	-	-	-	(1,553,026)	-	-	(1,553,026)

Net (loss)	-	-	-	-	-	-	-	-	(9,833,822)	(9,833,822)

Balance, September 30, 2007	-	$-	-	$-	21,726,098	$21,726	$23,637,751	$(766,280)	$(19,356,372)	$3,536,825

The accompanying notes are an integral part of these consolidated financial statements.
F-4b

US DRY CLEANING CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(9,833,822)	$(8,425,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	346,368	272,314
Amortization of deferred financing costs	24,375	1,366,496
Bad debt expense	130,583	4,000
Impairment of goodwill	1,960,494	-
Equity instruments issued for compensation and services	484,470	152,315
Amortization of debt discounts	1,197,982	1,166,667
Loss on extinguishment of debt	-	1,751,000
Changes in operating assets and liabilities:
Accounts receivable	118,572	(108,395)
Prepaid expenses and other current assets	130,209	(21,528)
Other assets	(14,559)	9,025
Accounts payable and accrued expenses	1,083,796	786,157
Liquidated damages	(61,250)	106,875
Net cash used in operating activities	(4,432,782)	(2,940,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(378,183)	(390,366)
Acquisition of Cleaners Club, Inc.	(98,233)	-
Proceeds given to stockholder for loan	(516,280)	-
Deferred acquisition costs	(842,446)	-
Net cash used in investing activities	(1,835,142)	(390,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	675,768	5,805,869
Proceeds from issuance of convertible notes payable	1,800,000	-
Proceeds from issuance of common stock	4,559,064	-
Proceeds from line of credit	500,000	-
Repayments on notes payable	(710,392)	(530,280)
Repayments on convertible notes payable	(100,000)	-
Repayments on capital lease obligation	(218,608)	(118,513)
Deferred financing costs	(35,000)	(1,117,207)
Net cash provided by financing activities	6,470,832	4,039,869

Net increase in cash	202,908	708,743
Cash at beginning of year	1,414,456	705,713
Cash at end of year	$1,617,364	$1,414,456

The accompanying notes are an integral part of these consolidated financial statements.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
CONTINUED

	2007	2006
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$162,773	$318,823
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Adjustment of common and preferred stock par value	$-	$2,878,800
Discount on convertible notes payable	$1,478,714	$2,917,667
Conversion of debt and accrued interest to common stock	$425,000	$8,683,934
Capital lease additions	$87,036	$205,536
Assumed notes payable with equipment purchase	$-	$85,000
Conversion of note payable to convertible note	$200,000	$-
Acquisition of Cleaners Club, Inc.	$2,028,000	$-
Convertible note issued for stockholder receivable	$250,000	$-
Reclassification of accrued expenses to notes payable	$125,000	$-
Conversion of preferred stock to common stock	$1,200	$-

See notes to consolidated financial statements for additional disclosure of non-cash investing and financing activities.

The accompanying notes are an integral part of these consolidated financial statements.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

1. ORGANIZATION AND NATURE OF OPERATIONS

US Dry Cleaning Corporation (“USDC”, “we”, or “us”) was formed on July 19, 2005 and on December 30, 2005 completed a “reverse merger” with a public “Shell Company” under the Securities Exchange Act of 1934.   The Company is a retail service provider of laundry and dry cleaning stores and operations with thirty-four retail stores and two processing plants.  The Company’s operations are located in Honolulu, Hawaii (thirteen retail stores and one processing plant), Palm Springs, California (six retail stores), and Riverside, California (thirteen retail stores and one processing plant).

On August 9, 2005, USDC purchased 100% of the outstanding common stock and membership of Steam Press Holdings, Inc. (“Steam Press”), and Coachella Valley Retail, LLC (“CVR”), respectively, in stock-for-stock type exchanges.  On February 15, 2007 the Company also completed the acquisition of Cleaners Club, Inc. (“CCI”).

Steam Press owns 100% of Enivel, Inc. (“Enivel”), which does business as Young Laundry & Dry Cleaning (“Young”) in Honolulu, Hawaii. Young was founded in 1902 and operates thirteen retail laundry and dry cleaning stores, in addition to providing hotel and other commercial laundry and dry cleaning services. CVR was founded in 2004 and operates six retail laundry and dry cleaning stores under several names in the Palm Springs California area.  CCI was founded in 2001 and operates thirteen retail laundry and dry cleaning stores in the Riverside, California area.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has recurring losses from operations; negative cash flow from operating activities of approximately $4,433,000 for the year ended September 30, 2007 and had an accumulated deficit of approximately $19,356,000 at September 30, 2007. The Company’s business plan calls for various business acquisitions which will require substantial additional capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through debt and equity financing transactions and facilitate such fund raising efforts by registering shares of its common stock with the SEC as a public company.  However, such financing transactions may be insufficient to fund its planned acquisitions, capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2008. In addition the Company has developed a plan to increase revenues at certain stores thereby cutting losses.  Further, the Company is embarking on a cost cutting campaign to further enhance cash flow at the store level.  These efforts will decrease administrative costs.  However, there can be no assurance these efforts will achieve a positive cash flow.  Therefore additional financing efforts must be pursued.  Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of USDC and its wholly-owned subsidiaries Steam Press and CVR.  The accompanying consolidated statements of operations and cash flows of the Company reflect the post-acquisition operations of CCI from February 15, 2007 (acquisition date) to September 30, 2007.

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

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Concentrations of Credit Risk

The Company currently maintains substantially all of its day-to-day operating cash with several major financial institutions. At times, cash balances may be in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”).  At September 30, 2007, cash balances exceeded FDIC limits by approximately $495,000.

The Company’s accounts receivable result primarily from laundry and dry cleaning services rendered to hotels and other commercial customers. The Company extends credit to its commercial customers based upon evaluation of each customer’s financial condition and credit history. The Company generally does not require collateral from commercial customers.

At September 30, 2007, two customers, Hilton Hawaiian Village and Industrial Uniforms, accounted for approximately 13% and 23% of gross accounts receivable, respectively.  No other single customer accounted for more than 10% of gross accounts receivable as of that date.  For the year ended September 30, 2007 and September 30, 2006, Hilton Hawaiian Village accounted for approximately 10% and 10% of net sales, respectively.  No other single customer accounted for more than 10% of net sales for such reporting periods.

Trade Accounts Receivable and Allowance for Doubtful Accounts

The Company records trade accounts receivable when its customers are invoiced for products delivered and/or services provided.  Since the Company does not grant credit on a regular basis to retail customers and commercial customers are large hotel chains, the Company has not historically experienced significant bad debts on accounts receivable.

During fiscal year 2007, the Company had written off two notes receivable totalling $125,000.

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

Long-Lived Assets

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. See below for additional information regarding the identification and measurement of impairment of certain long-lived assets governed by SFAS No. 144.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

During the year ended September 30, 2007, management determined that an impairment of goodwill in the amount of  approximately $1,960,000 was required.  There can be no assurance that market conditions will not change which could result in further impairment of long-lived assets in the future.  See below for more information on the 2007 impairment of goodwill.

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

Trade Name/Trademark Assets

The estimated fair value of the trade name/trademark assets of Young Laundry & Dry Cleaning (“Trade Assets”) is being amortized on a straight-line basis over an estimated useful life of ten years. The caption "Intangible assets, net" in the accompanying consolidated balance sheet includes Trade Assets of approximately $265,000, net of accumulated amortization of $75,000, at September 30, 2007. Annual amortization of such assets is estimated at $34,000 for fiscal 2008-2015. Management concluded that the straight-line method of amortization is appropriate for the Company's Trade Assets and that such method produces costs which reasonably correspond with the distribution of expected revenues in all material respects. Management estimated the fair value of the Trade Assets and their useful life using a discounted cash flow analysis for a period of ten years.

Non-Compete Agreement

In connection with the Company’s purchase of CCI in February 2007, the Company obtained a five year non-compete agreement from Riaz Chauthani, a former owner of CCI and Director of Real Estate and Business Development for the Company.  The Company valued the non-compete agreement at $226,000 and is amortizing such amount over five years on a straight-line basis.  Amortization expenses for the year ended September 30, 2007 was approximately $28,000.  At September 30, 2007, non-compete agreement, net of accumulated amortization, was $198,000.

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

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For the year ended September 2006, management believes that the no impairment adjustment was required.  However, for the year ended September 30, 2007, management concluded that an impairment adjustment of approximately $1,230,000 was required for goodwill associated with the August 2005 purchase of CVR and approximately $730,000 for the February 2007 purchase of CCI.  Management’s review of the undiscounted future cash flows of CVR and CCI (the respective reporting units under SFAS No. 142) indicated that cash flows were less than the related goodwill of approximately $1,457,000 for CVR and $2,318,000 for CCI.  Accordingly, using a discounted net cash flow valuation methodology, management valued the reporting units and concluded that goodwill totalling $1,960,000 was impaired.

A summary of goodwill for the years ended September 30, 2007 and 2006 follows:

	2007	2006
Balance, beginning of year	$5,004,699	$5,004,699
Goodwill resulting from acquired business (see Note 7)	2,318,203	-
Impairment	(1,960,494)	-
Balance, end of year	$5,362,408	$5,004,699

Business Combinations

SFAS No. 141, "Business Combinations," requires that all business combinations be accounted for using the purchase method. See Note 6 for additional information on the business combination with CCI during February 2007 and “Significant Recent Accounting Pronouncements” below.

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
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

The Company expenses the cost of advertising when incurred. Advertising costs of the Company approximated $125,000 and $136,000 for the years ended September 30, 2007 and 2006, respectively.  Such costs are included in administrative expenses in the accompanying consolidated statements of operations.

Business Segments

The Company currently operates in one segment, that being the laundry and dry cleaning business. As noted earlier, the Company is geographically concentrated in Honolulu, Palm Springs, and Riverside, California. Honolulu revenues approximated 67% and 90% of consolidated revenues for the years ended September 30, 2007 and 2006, respectively.

Derivative Financial Instruments

The Company records all derivative financial instruments in its consolidated financial statements at estimated fair value, regardless of the purpose or intent for holding the instrument. Changes in the estimated fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders’ equity as a component of accumulated other comprehensive income, depending on whether the derivative instrument qualifies for hedge accounting as defined by SFAS No. 133, “ Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations. As of September 30, 2007, the Company did not have any derivative financial instruments which were eligible for hedge accounting. Changes in the estimated fair value of derivatives not qualifying for hedge accounting are included in the results of operations as they occur.

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

Fair Value of Other Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value, if reasonably obtainable, of the Company’s financial instruments. Management believes that the carrying amounts of the Company’s significant financial instruments including cash, trade accounts receivable, trade accounts payable, accrued liabilities and notes payable approximate their estimated fair value at September 30, 2007 based on their relatively short term nature and/or the fact that notes payable bear market interest rates.

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

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The dry cleaning industry has been a target for environmental regulation during the past two decades due to the use of certain solvents in the cleaning process. For example, in 2002, air quality officials in Southern California approved a gradual phase out of Perchloroethylene (“Perc”), the most common dry cleaning solvent, by 2020. Under this regulation, which went into effect January 1, 2003, any new dry cleaning business or facility that adds a machine must also add a non-Perc machine. While existing dry cleaners can continue to operate one Perc machine until 2020, by November 2007 all dry cleaners using Perc must utilize state-of-the-art pollution controls to reduce Perc emissions. The Company believes that it has successfully integrated the new dry cleaning processes.

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

Loss per Share

Under SFAS No. 128, "Earnings Per Share," basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants (using the treasury stock method) and the conversion of the convertible preferred stock and convertible debt (using the if-converted method). For the year ended September 30, 2006, 1,240,000 and 2,911,765 convertible securities and warrants to purchase common stock, respectively, were excluded from the calculation of diluted loss per share because they were anti-dilutive.  For the year ended September 30, 2007, 866,667 and 3,500,836 convertible securities and warrants to purchase common stock, respectively, were excluded from the calculationof diluted loss per share beause they were anti-dilutive.

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

Stock-Based Compensation

SFAS No. 123-R, “Share-Based Payment”, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date estimated fair value of those awards (with limited exceptions). The Company adopted SFAS No. 123-R on January 1, 2006.  For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123-R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

At September 30, 2007, no stock options have been issued since the Board of Directors has not adopted a stock option plan.  Therefore, the Company has omitted all pertinent disclosure regarding stock options.

Reclassifications

Certain reclassifications have been made to the fiscal 2006 consolidated financial statements of the Company to conform to the fiscal 2007 presentation.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company's consolidated financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value.  Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company's consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109,”Accounting for Income Taxes.” FIN No. 48 prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken (or expected to be taken) in an income tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirement to assess the need for a valuation allowance on net deferred tax assets is not affected by FIN No. 48. This pronouncement is effective for fiscal years beginning after December 31, 2006 (the fiscal year beginning October 1, 2007 for the Company). Management is in the process of evaluating this guidance, and therefore has not yet determined the impact (if any) that FIN No.48 will have on the Company’s financial position or results of operation upon adoption.

On December 4, 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.”  SFAS No. 141(R) will significantly change the accounting for business combinations such that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as "minority interests" -- see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;
•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements (continued)

FAS No. 141(R) also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will be required to account for business combinations under SFAS No. 141(R) beginning October 1, 2009 (fiscal year ending September 30, 2010).  Management is evaluating what effect such statement will have on its future financial statements.

Also, on December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.”  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, such that for the Company the effective date is October 1, 2009. Like SFAS 141(R) discussed above, earlier adoption is prohibited.  Management is evaluating what effect such statement will have on its future financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. STOCKHOLDER RECEIVABLE

During July 2007, the Company loaned Riaz Chauthani, the Company’s Director of Real Estate and Business Development and a former owner of CCI, $516,280 under the terms of a note receivable calling for annual interest at 6% with all principal and accrued interest due December 3, 2008.  The note is secured by Mr. Chauthani’s common stock of the Company under a stock pledge agreement.  Mr. Chauthani is not a Company officer or member of the Board of Directors.

During February 2007, in connection with a subscription agreement for the Series A Convertible Debentures (see Note 5), the Company loaned Mr. Chauthani $250,000 under the terms of a note receivable calling for annual interest at 6% with all principal and accrued interest due December 3, 2008.  The note is partially secured by Mr. Chauthani’s common stock of the Company under a stock pledge agreement.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2007:

Delivery equipment and other vehicles	$398,121
Office furniture and equipment	120,532
Store furniture and equipment	1,016,217
Uniforms	413,724
Machinery and equipment	3,125,903
Leasehold improvements	602,953
5,677,450
Less accumulated depreciation and amortization	(3,903,177)

$1,774,273

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

4. PROPERTY AND EQUIPMENT (continued)

Approximately $543,000 of gross property and equipment has been accounted for as capital leases. Amortization of property and equipment accounted for as capital leases totalled approximately $90,000 and $66,000 during the years ended September 30, 2007 and 2006. See Note 6 for additional information.

5. DEBT

Line of Credit

The Company has a line of credit with a financial institution in the maximum amount of $1,100,000, bearing interest at 7.15%, maturing on February 28, 2008, collateralized by a certain certificate of deposit.  Outstanding borrowings were $500,000 at September 30, 2007.

Notes Payable

Notes payable approximated the following as of September 30, 2007:

Various notes payable to banks, collateralized by substantially all assets of the Company, payable in monthly instalments of principal and interest approximating $21,000, bearing annual interest ranging from 5.9% to 11.5%, maturing through December 2007.	$358,766

Various notes payable to individuals, collateralized by certain Company equipment, payable in monthly instalments of principal and interest approximating $19,000 bearing interest ranging from 1.0% to 10.5%, maturing at various dates through 2009.	326,045

Notes payable to Company officers and directors, collateralized by certain assets of the Company, payable in monthly instalments approximating $4,000, bearing annual interest ranging from 4.9% to 10%, maturing through March 2014.	249,151

Total	933,962

Less current portion	(581,403)

Long-term portion	$352,559

Convertible Notes Payable

During fiscal year 2007,  the Company accepted subscriptions from accredited investors for $2,250,000 in total purchase price of its Series A Convertible Debentures. The debentures were sold with a built-in thirty percent (30%) rate of return. For each $100,000 paid to the Company, a total of $130,000 is due to the holder. Additionally, upon issuance, the Company issued 16,666 shares of common stock to the note holder for each $100,000 subscription. The debentures mature in one year from the date issued with no interest. The principal amount of the debentures may be converted into common stock of the Company at a fixed conversion rate of $3.00 per share at the holder’s option at any time. The principal amount of the debentures is secured by all of the Company’s assets and those of its operating subsidiaries, including an assignment of its leasehold interests in its retail facilities. Pursuant to a registration rights agreement, the Company is obligated to register or to file a registration statement for all of the common stock that may be issued upon conversion of the debentures, within 270 days from closing on a “best efforts” basis. Broker or underwriting fees or commissions to be paid in connection with the offer and sale was a maximum of 10% of cash received. The Company recorded $1,800,000 in cash proceeds; debt conversion of $200,000 and a stockholder note receivable of $250,000 (see Note 3). Accordingly, 374,985 shares of common stock were issued. The offer and sale of the debentures and common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D, Rule 506, as promulgated by the Securities and Exchange Commission.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

 5. DEBT (continued)

Convertible Notes Payable (continued)

The Series A Convertible Debentures meet the definition of a conventional convertible debt instrument. Accordingly, the Company computed the relative fair values of the debt as if converted and the common stock, using a stock price of $1.85 per share, (the estimated fair value of the common stock at the commitment date) pursuant to Accounting Principles Board Opinion No. 14 (“APB 14”) and related interpretations and recorded debt discounts associated with the common stock and a beneficial conversion feature totaling $803,714 plus an additional discount of $675,000 for the built-in 30% mark-up. Additionally, the built-in 30% rate of return described above, totaling $675,000, was included in the face amount of the notes, but was also recorded as debt discount against the face amount of the notes. These discounts are being accreted to interest expense over the one year term of the notes. For the year ended September 30, 2007, the Company accreted $1,197,982 of such debt discounts to interest expense. The total amount outstanding as of September 30, 2007 of $2,319,268 is included as convertible notes payable, net of discount, in the accompanying consolidated balance sheet.

Other Matters

In connection with certain senior secured convertible promissory notes (“convertible notes payable”) issued during the year ended September 30, 2006, the Company incurred approximately $1,117,000 of debt issuance costs which were capitalized as deferred financing costs.  Such notes converted to common stock during the year ended September 30, 2006 and deferred financing costs approximating $1,366,000 were expensed to interest during such year.

During November 2005 and May 2006, the Company issued 1,750,000 and 525,300 shares, respectively, of its restricted common stock to the holders of the convertible notes payable per agreement with the investors of the debt offerings. Since the convertible notes initially had a fixed conversion price, the embedded conversion option met the definition of a “conventional convertible debt instrument” in EITF Issue No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue 00-19” and EITF Issue No. 00-19. Accordingly, bifurcation of the conversion option was not required by SFAS No. 133 on the commitment dates; therefore, management calculated the relative fair values of the conversion feature and the common stock pursuant to APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” , EITF Issue No. 98-5 and EITF Issue No. 00-27. Using a common stock price of $0.34, the relative fair value of the proceeds attributable to the common stock was 33%, which resulted in total debt discounts associated with the common stock of approximately $2,918,000 and no beneficial conversion feature at the commitment dates. The Company entirely expensed the debt discounts as interest during the year ended September 30, 2006, since substantially all of the debt converted before year end.

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

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

5. DEBT (continued)

Future Minimum Principal Payments

Future minimum principal payments due on notes payable for the years ending on September 30 approximated the following:

2008	$3,401,000
2009	77,000
2010	74,000
2011	73,000
2012	67,000
Thereafter	61,000
$3,753,000

6. CAPITALIZED LEASE OBLIGATIONS

The Company leases various office and plant equipment accounted for as capital leases. The balance of these capital lease obligations at September 30, 2007 was approximately $490,000. The future minimum payments under the capital lease obligations for the years ending September 30 approximated the following:

2008	$242,000
2009	184,000
2010	95,000
2011	37,000
2012	16,000
Less imputed interest	(85,000)
489,000

Less current portion	(222,000)

$267,000

7.  ACQUISITION OF CLEANERS CLUB, INC.

On February 15, 2007, the Company completed the acquisition of all of the outstanding stock of Cleaners Club, Inc. ("CCI”) in a purchase business combination. The total purchase price of $2,028,000 is comprised of 780,000 shares of the Company’s restricted common stock valued at $1,443,000 ($1.85 per share), fully vested stock options valued at approximately $203,000 (see Note 10), cash totaling $100,000, and direct acquisition expenses approximating $282,000. The principal reason that the Company agreed to pay a purchase price for CCI in excess of its recorded net assets was to acquire an established revenue stream.

In order to measure and allocate the purchase price of the CCI business combination, the Company engaged an independent third-party valuation firm to estimate the fair value of CCI’s net assets. The purchase price allocation is summarized as follows:

Cash and other current assets	$24,000
Property and equipment	427,000
Deposits	40,000
Non-compete agreement	226,000
Goodwill	2,318,000
Liabilities assumed	(1,007,000)
Total	$2,028,000

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

7.  ACQUISITION OF CLEANERS CLUB, INC. (continued)

The valuation methodologies used were based on estimates which are inherently uncertain, and are dependent on future events and management's assumptions. Such estimates are subjective in nature.

Deferred tax liabilities related to the estimated tax effect of non-deductible amortization of identifiable intangible assets are not significant. Goodwill resulting from the acquisition is not deductible for income tax purposes.  The acquisition of CCI was not a taxable event to the Company.

Pro Forma Financial Information

Certain pro forma financial information of the Company is presented below, based on the assumption that the CCI acquisition occurred on October 1, 2005 (the beginning of the earliest year presented):

	Unaudited Consolidated Pro Forma Financial Information
	2007	2006
Revenue	$9,584,170	$8,754,490
Net loss	$(10,129,482)	$(8,438,976)
Basic and diluted loss per common share	$(0.54)	$(.066)

8. OTHER RELATED PARTY TRANSACTIONS

The Company rents office space located at 125 E. Tahquitz Canyon Way in Palm Springs, California on a month to month basis from Transactional Marketing Partners, a company owned by director Earl Greenburg. The rent is $2,200 per month all inclusive.

Anthony J. A. Bryan, a member of the Company’s Board of Directors (“BOD”) is the father of Mr. John Bryan, who is the Chief Executive Officer of The Watley Group (“Watley”). In connection with the Watley consulting agreement which expired in July 2007 and provided for commissions to Watley in exchange for fund raising activities, Watley received approximately $1,518,000 from the Company under such consulting agreement during the year ended September 30, 2006 and nothing during the year ended September 30, 2007.

Mr. Martin Brill, a Director and attorney for the Company, received 102,666 shares of the Company’s “founders” restricted common stock in connection with his services in introducing Watley to the Company. During the year ended September 30, 2006, pursuant to his agreement with Watley, Mr. Brill received approximately $220,000 in fees from Watley in connection with certain fund raising activities of Watley and Mr. Brill on the Company’s behalf.  Mr. Brill received no such fees in the year ended September 30, 2007.

On September 15, 2005, the BOD acknowledged an agreement between Watley and Robbie Lee, whereby Mr. Lee receives a fee from Watley in an amount equivalent to 3% of the first $5.0 million of enterprise value (as defined) and .5% of the enterprise value in excess of $5.0 million in connection with acquisitions for which Watley receives an acquisition success fee from the Company. During the period from July 19, 2005 (inception) through September 30, 2005, Mr. Lee received fees from Watley of approximately $50,000. Additionally, Mr. Lee was paid approximately $69,000 by the Company for consulting fees during such period. During the year ended September 30, 2006, Mr. Lee received approximately $111,000 in fees from Watley in connection with certain merger and acquisition activities in addition to certain fund-raising activities of Watley and Mr. Lee on the Company’s behalf.  Mr. Lee received nothing during the year ended September 30, 2007.

Pursuant to his agreement with Watley, during the year ended September 30, 2006, Mr. Greenburg received approximately $150,000 in fees from Watley in connection with certain fund-raising activities of Watley and Mr. Greenburg on the Company’s behalf.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

8. OTHER RELATED PARTY TRANSACTIONS (continued)

Pursuant to his agreement with Watley, during the year ended September 30, 2006, the Company’s then Chief Financial Officer, Mr. Libby, received approximately $220,000 in fees from Watley in connection with certain fund-raising activities of Watley and Mr. Libby on the Company’s behalf.

Other related party transactions are discussed elsewhere in these notes to the consolidated financial statements.

9. INCOME TAXES

The Company did not record any income tax expense or benefit for the years ended September 30, 2007 and 2006 due to its net losses and a 100% deferred tax asset valuation allowance. The Company’s net deferred income tax assets and liabilities result principally from net operating losses and depreciation and amortization. As of September 30, 2007, the Company had a net deferred income tax asset of approximately $6,800,000 which is net of 100% valuation allowance.  The valuation allowance increased by approximately $2,500,000 during the year ended September 30, 2007.

The income tax benefit differs from that which would result from applying the federal statutory tax rate to the pre-tax loss due principally to recording state income taxes and a 100% valuation allowance.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some or all of such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which temporary differences become deductible. Management considers projected future taxable income (if any) and tax planning strategies in making this assessment. Based upon the historical results of operations and projections for future taxable income during the years in which the deferred tax assets are deductible, management has established a 100% valuation allowance on net deferred tax assets at September 30, 2007.

As of September 30, 2007, the Company had tax net operating loss carry forwards of approximately $15,000,000 , expiring at various dates through 2027. The utilization of some or all of the Company’s federal net operating losses could be restricted now or in the future by the significant change in ownership rules defined in Section 382 of the Internal Revenue Code of 1986, as amended.

10. EQUITY TRANSACTIONS

Voting Preferred Stock

The Company has authorized 20,000,000 shares of par value $0.001 convertible preferred stock and issued 1,200,000 shares to the former stockholder and certain creditors of Steam Press and Enivel. The rights and privileges associated with the Company's preferred stock provide for no dividends, a liquidation preference of $2.40 per share, voting rights equal to those of common stockholders, and conversion into Company common stock on a one-for-one basis. The outstanding preferred stock will automatically convert to common stock on the completion of a reverse merger with a publicly traded company and either (a) the listing of the post-merger entity's common stock on any stock exchange or (b) its inclusion on a national quotation system, such as the OTC Bulletin Board or the Pink Sheets.  The Company began trading on the OTC Bulletin Board during September 2007 and, accordingly, such 1,200,000 preferred shares were converted to common stock.

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

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

10. EQUITY TRANSACTIONS (continued)

Common Stock (continued)

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

During November 2005, the Company issued 100,000 shares of its restricted common stock for the purchase of a business route with an estimated fair value of $12,000 based on the value of the consideration received  (the business route purchased)  This transaction described in this paragraph constituted an exempt offering under Section 4(2)of the Securities Act.

During January 2006, the Company issued 300,000 shares of its restricted common stock to the Company’s then Chief Financial Officer as required by his employment contract valued at approximately $102,000 based on the estimated fair value of the Company’s common stock. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

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

During the three months ended December 31, 2006, the Company issued 125,000 shares of its restricted common stock to the Company’s then Chief Financial Officer as a bonus for past services valued at $231,250 based on the estimated fair market value of the Company’s common stock of $1.85 per share. Expenses related to this transaction have been included in administrative expenses in the accompanying consolidated statements of operations.

During the three months ended December 31, 2006, the Company issued 80,000 shares of restricted common stock to directors for past services valued at $148,000 based on the estimated fair market value of the Company’s common stock of $1.85 per share. Expenses related to this transaction have been included in administrative expenses in the accompanying consolidated statements of operations.

During the three months ended December 31, 2006, the Company, pursuant to a consultant agreement, issued 150,000 shares of its restricted common stock in exchange for consulting services provided to the Company, which was valued at $37,500 based on the value of the services.  Expenses related to this transaction have been included in administrative expenses in the accompanying consolidated statement of operations.

During the three months ended June 30, 2007, the Company issued 374,985 shares of restricted common stock pursuant to the terms of the Series A Convertible Debentures as disclosed in Note 5 above.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

10. EQUITY TRANSACTIONS (continued)

Common Stock (continued)

During the three months ended June 30, 2007, the Company issued 40,000 shares of its restricted common stock for conversion of $100,000 in convertible debentures. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

On December 27, 2006, the Company filed a Registration Statement on Form SB-2 with the SEC. The registration statement was declared effective on May 14, 2007. The offering consisted of up to 3,000,000 units. Each unit consisted of one share of common stock and one redeemable warrant to purchase one share of common stock. During the year ended September 30, 2007, the Company raised approximately $6,112,000 offset by approximately $1,553,000 of related fees associated with the issuance of units through a public offering resulting in net proceeds of approximately $4,559,000. The warrants are exercisable to purchase one share of common stock at an exercise price of $3.50. The warrants expire on the fifth anniversary of the effective date. The Company will have the right to redeem some or all of the warrants issued in this offering at a redemption price of $0.05 per warrant at any time after the date on which the closing price of the Company’s common stock has exceeded $5.00 for 20 consecutive trading days.

As discussed in Note 7, the Company issued 780,000 restricted common shares valued at $1,443,000 ($1.85 per share) for the acquisition of all of the outstanding stock of CCI.

During the three months ended September 30, 2007, the Company issued 36,000 shares of its common stock to the Company’s Director of Mergers and Acquisitions as a bonus for services valued at $68,400 based on the estimated fair market value of the Company’s common stock of $1.90 per share at the grant date. Expenses related to this transaction have been included in administrative expenses in the accompanying consolidated statements of operations.

Options and Warrants

In fiscal 2005, the Company issued 1,500,000 warrants to purchase its common stock to each of the two founding shareholders. Such warrants were exercisable at $.01 per share should the Company achieve certain annualized revenues. The warrants expired and were cancelled on December 31, 2006.

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

During the quarter ended March 31, 2007, the Company issued 50,000 warrants to a consultant for professional services in conjunction with the recent acquisition at an exercise price of $3.50. The Company included the fair value of the warrants using Black-Scholes pricing model in the amount of $32,250 as part of the purchase price consideration for Cleaners Club acquisition (See Note 7).

During December 2006, the Company granted 400,000 options (outside of a stock option plan) to seller of CCI in accordance with the related employment agreement with the Company at exercise prices ranging from $3.50 to $10.00 per share.  The Company included the fair value of the options using Black-Scholes pricing model in the amount of $171,000 as part of the purchase price consideration for the CCI acquisition (See Note 6).
For transactions noted above where fair market value of options and warrants was calculated using the Black-Scholes pricing model, the following average assumptions were used for years ended September 30, 2007 and 2006: risk free interest rate of 4.5%, estimated volatility of 55%, expected life of 5 years unless otherwise stated, and no expected dividend yield.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

10. EQUITY TRANSACTIONS (continued)

Options and Warrants (continued)

With the exception of the 100,000 warrants noted above for professional services, all options and warrants issued during the years ended September 30, 2007 and 2006 were related to equity and debt financing activities or business acquisitions.  Accordingly, the disclosures required under SFAS No. 123(R) are not required.

A summary of option and warrant activity during the years ended September 30, 2007 and 2006 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term
Outstanding, October 1, 2005	3,000,000	$0.01
Granted	-	-
Cancelled/Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2006	3,000,000	0.01
Granted	3,500,836	3.38
Exercised	-	-
Cancelled/Forfeited	(3,000,000)	0.01
Outstanding, September 30, 2007	3,500,836	$3.38	$4.6
Options and warrants exercisable, September 30, 2007	3,500,836	$3.38	$4.6

The following table summarizes information concerning outstanding and exercisable warrants and options at September 30, 2007:

	Number	Remaining	Exercisable
Exercise	Warrants/Options	Life	As of
Prices	Outstanding	(Years)	9/30/2007
$0.25	500,000	4.25	500,000
$3.50	2,700,836	4.72	2,700,836
$5.00	100,000	4.25	100,000
$7.50	100,000	4.25	100,000
$10.00	100,000	4.25	100,000
	3,500,836	4.6	3,500,836

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its Honolulu, Riverside, and Palm Springs plant and office facilities under non-cancellable operating leases extending through 2017.

Future minimum payments under such operating leases for the years ending September 30 and thereafter are as follows:

2008	$1,240,000
2009	1,095,000
2010	942,000
2011	606,000
2012	503,000
Thereafter	2,462,000
$6,848,000

Rent expense for the years ended September 30, 2007 and 2006 approximated $1,205,000 and $735,000, respectively.

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

Employment Agreements

Effective on December 12, 2006, in connection with his appointment as the Company’s new Chief Executive Officer, the Company entered into an employment agreement with Robert Y. Lee for a three-year term and cancelled its previous July 2005 two-year employment agreement with Mr. Lee. The employment agreement provides for a base salary at the rate of $20,000 per month, which increases to $25,000 upon the Company achieving certain milestones in revenue and income. Mr. Lee is also entitled to a bonus, which will be represented by a promissory note issued by the Company bearing interest at eight percent per annum and in the principal amount of $200,000, of which $50,000 is payable at the earlier of the expiration of his employment term and the closing by the Company of a debt or equity financing of at least $1,500,000, and the balance of which payable upon the earlier of the expiration of his employment term and the closing by the Company of stock offering with proceeds of at least $3,000,000. In addition, upon the achievement of certain milestones by the Company, Mr. Lee will be entitled to additional bonuses ranging from $250,000 to $500,000. Furthermore, the Company agreed to issue to Mr. Lee fully vested options to purchase an aggregate of 800,000 shares of the Company’s common stock, at exercise prices ranging from $3.50 to $10.00 per share, which options will be evidenced by a stock option agreement approved by the Board of Directors. The Company also agreed to pay an expense allowance for an automobile in an amount of $2,000 per month. The agreement also provides for non-competition covenant by Mr. Lee in favor of the Company and confidentiality provisions.  The stock options have not been issued as of September 30, 2007 since the Board of Directors has not adopted a stock option plan.

Effective on December 21, 2006, the Company entered into an employment agreement with Riaz Chauthani as Director of Real Estate and Business Development for a three-year term. Mr. Chauthani is not an officer or director of the Company and was a former owner of CCI.  The employment agreement provides for a base salary at the rate of $150,000 per year. The Company also agreed to pay an expense allowance for an automobile in an amount of $1,000 per month and benefits and other compensation such as health, disability, dental, life and other insurance plans that the Company may have in effect from time to time. In addition, the Company shall provide Mr. Chauthani with one or more key man life insurance policies up to the maximum amount of $3,000,000. Furthermore, the Company agreed to issue as part of the purchase of CCI to Mr. Chauthani fully vested options to purchase an aggregate of 400,000 shares of the Company’s common stock, at exercise prices ranging from $3.50 to $10.00 per share valued at $171,000 based on the estimated fair market value of the Company’s common stock of $1.85 per share and was included as part of the purchase price consideration in the acquisition of CCI (See Note 7). Additionally, the Company is obligated to pay Mr. Chauthani all accrued but unpaid base salary as of the effective date of termination together with the base salary payable through the end of the term upon termination without cause.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

11. COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements (continued)

On July 24, 2007, the Company filed a Form 8-K announcing that F. Kim Cox had been appointed to the position of Chief Financial Officer (“CFO”) and Treasurer. The Company also announced that Haddon B. Libby, the former CFO, resigned from the Company to pursue other business interests.

The Company entered into an employment agreement with Mr. Cox for a period of three years, which may be extended for up to three additional years. Mr. Cox will initially be paid at the rate of $16,667 per month which increases to $20,850 per month thereafter upon the Company achieving certain milestones in revenue and income. Mr. Cox will be eligible to earn a performance bonus at the discretion of the Board of Directors. Pursuant to his employment agreement, Mr. Cox was granted fully-vested stock options to purchase up to 300,000 shares of the Company’s common stock, at exercise prices of $3.50, $5.00 and $7.00 per share for each increment of 100,000 shares, respectively. In the event of the termination of Mr. Cox’s employment by the Company without cause (as defined within the employment agreement) or by Mr. Cox as a result of a material breach of the terms of the employment agreement by the Company, Mr. Cox will be entitled to receive his base salary through the remaining term of the agreement. Mr. Cox’s employment agreement also contains standard confidentiality and non-competition provisions. The stock options have not been issued as of September 30, 2007 since the Board of Directors has not adopted a stock option plan.

Investment Banking Agreement

During August 2006, the Company entered into a one year exclusive investment banking services agreement with Marino Capital Partners for approximately $45,000 in a cash upfront commitment fee; 13% cash success and non-accountable expense fee; warrants equal to 10% of gross proceeds raised and up to 500,000 of performance-based warrants.  Such 500,000 warrants were issued during the quarter ended December 31, 2006 for equity related fund raising activities.  See Note 9 above re Options and Warrants.

13. SUBSEQUENT EVENTS (UNAUDITED)

On December 10, 2007, the Company completed the initial closing of a private placement of 10% senior secured convertible notes (the “Notes”) to accredited investors, receiving gross proceeds of approximately $3,325,000, of which approximately $1,876,000 represented the aggregate principal amount of the outstanding Series A Convertible Debentures which were exchanged for an equal principal amount of Notes.  Each Note was issued at a price equal to 90% of its principal amount.  The Notes mature two years after the date of their issuance and bear interest at 10% per year, payable quarterly in arrears in cash.  Investors may convert their Notes into shares of the Company’s common stock at any time and from time to time on or before the maturity date, at a conversion price of $2.50 per share, subject to adjustment under customary circumstances. The Notes will automatically convert into shares of the Company’s common stock at the conversion price, if the closing bid price for the common stock has traded at more than $5.00 per share for a period of 20 consecutive trading days, provided that, throughout this period, the common stock has been trading on a national securities exchange or Nasdaq and such conversion shares have been fully registered for resale and are not subject to any lock-up provisions.

Item 8:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or disagreements with, our accountants since our formation that are required to be disclosed pursuant to Item 304 of Regulation S-B that have not been previously reported.

Item 8A: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are not effective.

The Company plans on remediating the material weaknesses by implementation of new financial reporting systems throughout its operations; adoption of uniform internal controls; and the addition of management personnel to monitor daily organizational activities which will ensure that information is being gathered, reviewed and disclosed at all levels of the Company and reported timely in various reports filed or submitted under the Exchange Act.  The items the Company intends to address include, but are not limited to, the following:

1.
Establish effective controls over the period end closing and financial reporting processes.  This will require the addition of personnel and the creation of closing protocols for both the Company and its subsidiaries as well as the consolidation of those subsidiaries.

2.	Establish systems to check the classification of accounting entries to ensure they are not improperly classified and are properly written off if events warrant such treatment.
3.	Development of an accounting and finance department so as to decrease reliance on outside consultants for accounting functions normally conducted internally.
4.	Development of internal expertise for transactions which, due to the nature of the Company’s business plan will be re-occurring.
5.	Establishment of internal controls and procedures designed to assure that equity transactions are accurately and timely reported.
6.
Centralizing the accounting functions of the entire Company so as to assure proper documentation for all transactions.  In addition procedures will be established to address documentation of all material financial functions.

7.	Implementation of enhanced documentation procedures to support revenue recognition.
8.
Human Resources functions will be enhanced to provide the necessary documentation and procedures to assure that employee information (i.e. home address, tax status, salary, etc.), is accurate and timely updated.

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

Item 8B: Other Information

None

PART III

Item 9:                       Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth information concerning our current executive officers and directors, as of September 30, 2007. Aside from Martin Brill, who became a director in July 2006, each director has been a director of the Company since its July 19, 2005 inception.

Name	Age	Position
Robert Y. Lee	44	Chief Executive Officer and Chairman of the Board
Michael E. Drace	59	President, Chief Operating Officer, Secretary and Director
F. Kim Cox	55	Chief Financial Officer
Anthony J. A. Bryan	83	Director
Earl Greenburg	60	Director
Martin Brill	61	Director

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

F. Kim Cox

Mr. Cox has more than 25 years of experience in executive management, public company accounting and finance, corporate governance, and mergers and acquisitions.  Mr. Cox served in multiple executive leadership positions at Rentrak Corporation, a publicly-held information management company, from 1985 to March 2005, during which he acted as President and Secretary from June 2000 to March 2005, Executive Vice President, Secretary and Treasurer from 1999 to June 2000, and Executive Vice President, Chief Financial Officer, Secretary and Treasurer form 1995 to 1999.  Prior to joining Rentrak Corporation in 1985, Mr. Cox was an attorney in private practice in Oregon, and prior to that, he was a staff accountant with the former accounting firm of Arthur Andersen LLP.  Mr. Cox has most recently served as an independent consultant to Rentrak Corporation and other businesses from April 2005 to July 17, 2007.  Mr. Cox received J.D. and M.B.A. degrees from Williamette University’s College of Law and Atkinson Graduate School of Management, respectively, and is a C.P.A. licensed in the State of Washington.

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

Committees of the Board of Directors

All directors participate in the consideration of audit committee functions. The Company is currently in the process of developing a charter for an audit committee and will then seek to engage a qualified financial expert and appoint other committee members.

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

Security holders may send communications to our Board of Directors by writing to US Dry Cleaning Corporation, 4040 MacArthur Blvd., Suite 305, Newport Beach, California 92660 attention Board of Directors or any specified director. Any correspondence received at the foregoing address to the attention of one or more directors is promptly forwarded to such director or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and person who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4 and 5 (and any amendments thereof) received by the Company during or with respect to the year ended September 30, 2007; the identified reports required by Section 16(a) of the Exchange Act have been filed on a timely basis.

Code of Ethics Disclosure

As of September 30, 2007, we have not adopted a Code of Ethics for our principal executive, financial, and accounting officers or persons performing similar functions, as required for listed issuers by sections 406 and 407 of the Sarbanes-Oxley Act of 2002 (the “Act”). As of September 30, 2007, the Company is not a “listed issuer” as defined by the Act.

We have begun drafting a code of ethics that will be filed with the SEC upon its adoption by the board of directors.

Item 10:  Executive Compensation

The following table sets forth certain information with respect to the compensation of our Chief Executive Officer and each of our other most highly compensated executive officers for the fiscal year ended September 30, 2007.

Summary Compensation Table

Name and Position Held	Year	Salary ($)	Bonus ($)	Stock Awards ($)	(5) Option Awards ($)	All Other Compensation ($)	Total ($)

Robert Y. Lee (1)	2007	178,000	200,000	-	-	149,740	527,740
Chief Executive Officer

Michael E. Drace (2)	2007	183,600	-	-	-	31,120	214,720
President, COO and
Secretary

F. Kim Cox (3)	2007	40,000	-	-	-	9,249	49,249
Chief Financial Officer

Haddon B. Libby (4)	2007	245,750	31,250	-	-	-	277,000
Chief Financial Officer

____________
(1)
On December 12, 2006 the Company entered into an employment agreement with Mr. Lee to serve as our Chief Executive Officer.  The terms of the employment agreement are presented below.  Other compensation consists of life insurance $37,077; wireless devices $4,472; housing allowance $28,499; membership fees and charges (including fees and charges incurred by Company executives) $53,647; health insurance $6,045; auto allowance $20,000.

(2)
Mr. Drace began serving as our President, CEO and Secretary as of July 29, 2005 and resigned as CEO and became the Company’s COO as of December 12, 2006.  Mr. Drace’s employment agreement expired on July 28, 2007 with no replacement agreement.  Other compensation for the 2007 fiscal year consists of life insurance $9,700; wireless devices $850; health insurance $2,570; auto allowance $18,000.  For the 2006 fiscal year an auto allowance of $18,000 and for the 2005 fiscal year an auto allowance of $3,000.

(3)
On July 24, 2007 the Company entered into an employment agreement with Mr. Cox to serve as our Chief Financial Officer.  The terms of the employment agreement are presented below.  Other compensation consists of a housing allowance of $5,249 and an auto allowance of $4,000.

(4)
Mr. Libby began serving as our Chief Financial Officer as of October 19, 2005 and resigned effective July 23, 2007.  During 2006 the Company issued 300,000 shares of its common stock valued at $36,240 as a sign-on bonus per the terms of Mr. Libby’s employment agreement.

(5)	See employment agreements below for pending options to Mr. Cox and Mr. Lee.

Compensation of Directors

Outside directors receive 50,000 shares of Company common stock upon accepting the appointment as a director of the Company and 10,000 shares annually thereafter on the anniversary date thereof.  Each outside director was issued during December 2006 20,000 shares valued at $1.85 per share.  In addition, outside directors receive $1,000 for each in-person meeting attended and $600 for each telephonic meeting attended. Committee members receive $400 for each committee meeting attended. Inside directors do not receive any compensation for their service as directors. All directors are reimbursed for their travel and other out of pocket expenses as a result of attending meetings.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin Brill	$4,600	$37,000	$-	$-	$-	$-	$41,600
Anthony J. A. Bryan	$6,000	$37,000	$-	$-	$-	$-	$43,000
Michael E. Drace	$-	$-	$-	$-	$-	$-	$-
Earl Greenburg	$5,000	$37,000	$-	$-	$-	$-	$42,000
Robert Y. Lee	$3,000	$37,000	$-	$-	$-	$-	$40,000

The following table sets forth the individual grants of stock options; options exercised by our executive officers during the year ended September 30, 2007, and the value (market price less exercise price) of their unexercised in-the-money options at September 30, 2007.

Employment Agreements

Effective on December 12, 2006, in connection with his appointment as the Company’s new Chief Executive Officer, the Company entered into an employment agreement with Robert Y. Lee for a three-year term. The employment agreement provides for a base salary at the rate of $20,000 per month, which increases to $25,000 upon the Company achieving certain milestones in revenue and income. Mr. Lee is also entitled to a bonus, which will be represented by a promissory note issued by the Company bearing interest at eight percent per annum and in the principal amount of $200,000, of which $50,000 is payable at the earlier of the expiration of his employment term and the closing by the Company of a debt or equity financing of at least $1,500,000, and the balance of which payable upon the earlier of the expiration of his employment term and the closing by the Company of stock offering with proceeds of at least $3,000,000. In addition, upon the achievement of certain milestones by the Company, Mr. Lee will be entitled to additional bonuses ranging from $250,000 to $500,000. Furthermore, the Company agreed to issue to Mr. Lee fully vested options to purchase an aggregate of 800,000 shares of the Company’s common stock, at exercise prices ranging from $3.50 to $10.00 per share, which options will be evidenced by a stock option agreement approved by the Board of Directors. The Company also agreed to pay an expense allowance for an automobile in an amount of $2,000 per month and a housing allowance of up to $3,000 per month. Mr. Lee will be entitled to participate in all benefits that may be offered from time to time by the Board of Directors such as medical, dental, life and disability insurance.  The agreement also provides for non-competition covenant by Mr. Lee in favor of the Company and confidentiality provisions.

Effective on December 21, 2006, the Company entered into an employment agreement with Riaz Chauthani as Director of Real Estate and Business Development for a three-year term. The employment agreement provides for a base salary at the rate of $150,000 per year.  Mr. Chauthani is eligible to receive bonuses as may be authorized, declared, and paid by the Board of Directors of up to three times annual base salary.  The Company also agreed to pay an expense allowance for an automobile in an amount of $1,000 per month and a housing allowance of up to $2,000 per month.  Mr. Chauthani will be entitled to participate in all benefits that may be offered from time to time by the Board of Directors such as medical, dental, life and disability insurance.  Furthermore, the Company agreed to issue as part of the purchase of CCI to Mr. Chauthani fully vested options to purchase an aggregate of 400,000 shares of the Company’s common stock, at exercise prices ranging from $3.50 to $10.00 per share.  Additionally, the Company is obligated to pay Mr. Chauthani all accrued but unpaid base salary as of the effective date of termination together with the base salary payable through the end of the term upon termination without cause.

Effective on July 24, 2007, the Company entered into an employment agreement with F. Kim Cox for a period of three years, which may be extended for up to three additional years. Mr. Cox will initially be paid at the rate of $16,667 per month which increases to $20,850 per month thereafter upon the Company achieving certain milestones in revenue and income.  Mr. Cox is eligible to receive bonuses as may be authorized, declared, and paid by the Board of Directors.  Furthermore, the Company agreed to issue to Mr. Cox fully-vested stock options to purchase up to 300,000 shares of the Company’s common stock, at exercise prices of $3.50, $5.00 and $7.00 per share for each increment of 100,000 shares, respectively.  The Company also agreed to pay an expense allowance for an automobile in an amount of $1,500 per month and a housing allowance of up to $4,000 per month.  Mr. Cox will be entitled to participate in all benefits that may be offered from time to time by the Board of Directors such as medical, dental, life and disability insurance.

Item 11:   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of January 11, 2007, by: (i) each person whom we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) the executive officers named in the summary compensation table, and (iv) all such directors and executive officers as a group.
Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.
In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we included shares of common stock underlying options, warrants and convertible preferred stock held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of January 11, 2007. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Class (1)
Executive Officers and Directors:
Michael E. Drace 1930 Auiki Street Honolulu, HI 96819	1,038,226 (2)	4.8%
Robert Y. Lee 125 E. Tahquitz Canyon Way, Suite 203 Palm Springs, CA 92262	810,000 (3)	3.7%
Earl Greenburg 125 E. Tahquitz Canyon Way, Suite 203 Palm Springs, CA 92262	416,826 (4)	1.9%
Anthony J. A. Bryan 2525 North Ocean Blvd Gulfstream, FL 33483	210,000	1.0%
Martin Brill 10250 Constellation Blvd. Ste. 1700 Los Angeles, California 90067	762,444(5)	3.5%
All Directors and Executive Officers (five persons)	3,237,496	14.9%
______________
(1)
As used in this table, “beneficial ownership” means the sole or shared voting power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date. Applicable percentage ownership is based on 21,726,098 shares of common stock outstanding at January 11, 2008.

(2)
Includes 881,400 common shares held by Mr. Drace and 156,826 common shares held by his spouse. The shares are held in a trust for the benefit of Mr. Drace and his family members. Mr. Drace is the trustee.

(3)
Does not include 240,000 shares of common stock held by Robert Y. Lee Charitable Foundation and 621,053 shares of common stock, which are held by the Rhoton Family Trust. Neither Mr. Lee nor his family members are beneficiaries of either the charitable foundation or the Rhoton Family Trust, and Mr. Lee does not have any voting, dispositive, or investment powers with respect to such shares.

(4)	Includes 366,826 common shares held individually and 50,000 shares held by Transactional Marketing Partners, of which Mr. Greenburg is a principal and chairman of the board.

(5)	Includes 395,998 originally issued common shares and 366,446 common shares from conversion of his senior convertible note and his convertible debenture including accrued interest.

Equity Compensation Plan Information

Equity Compensation Plan Information

Plan category	Number of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security holders	-	-	-
Equity compensation plans
not approved by security holders	1,200,000	$ 4.50	-
Total	1,200,000	$ 4.50	-

Warrants

Reference Note 10 to the consolidated financial statements included elsewhere within this report for information regarding warrants issuances.

Voting Preferred Stock

The Company authorized 20,000,000 shares of par value $0.001 convertible preferred stock and issued 1,200,000 shares to the former stockholder and certain creditors of Steam Press and Enivel. The rights and privileges associated with the Company's preferred stock provide for no dividends, a liquidation preference of $2.40 per share, voting rights equal to those of common stockholders, and conversion into Company common stock on a one-for-one basis. The outstanding preferred stock automatically converted to common stock during August 2007.

Item 12:  Certain Relationships and Related Transactions, and Director Independence

The Company rents office space located at 125 E. Tahquitz Canyon Way in Palm Springs, California on a month to month basis from Transactional Marketing Partners, a company owned by director Earl Greenburg. The rent is $2,200 per month all inclusive.

Anthony J. A. Bryan, a member of the Company’s Board of Directors (“BOD”) is the father of Mr. John Bryan, who is the Chief Executive Officer of The Watley Group (“Watley”). In connection with the Watley consulting agreement which expired in July 2007 and provided for commissions to Watley in exchange for fund raising activities, Watley received approximately $1,518,000 from the Company under such consulting agreement during the year ended September 30, 2006 and nothing during the year ended September 30, 2007.

Mr. Martin Brill, a Director and attorney for the Company, received 102,666 shares of the Company’s “founders” restricted common stock in connection with his services in introducing Watley to the Company. During the year ended September 30, 2006, pursuant to his agreement with Watley, Mr. Brill received approximately $220,000 in fees from Watley in connection with certain fund raising activities of Watley and Mr. Brill on the Company’s behalf.  Mr. Brill received no such fees in the year ended September

On September 15, 2005, the BOD acknowledged an agreement between Watley and Robbie Lee, whereby Mr. Lee receives a fee from Watley in an amount equivalent to 3% of the first $5.0 million of enterprise value (as defined) and .5% of the enterprise value in excess of $5.0 million in connection with acquisitions for which Watley receives an acquisition success fee from the Company. During the period from July 19, 2005 (inception) through September 30, 2005, Mr. Lee received fees from Watley of approximately $50,000. Additionally, Mr. Lee was paid approximately $69,000 by the Company for consulting fees during such period. During the year ended September 30, 2006, Mr. Lee received approximately $111,000 in fees from Watley in connection with certain merger and acquisition activities in addition to certain fund-raising activities of Watley and Mr. Lee on the Company’s behalf.  Mr. Lee received nothing during the year ended September 30, 2007.

Pursuant to his agreement with Watley, during the year ended September 30, 2006 Mr. Greenburg received approximately $150,000 in fees from Watley in connection with certain fund-raising activities of Watley and Mr. Greenburg on the Company’s behalf.

Pursuant to his agreement with Watley, during the year ended September 30, 2006, the Company’s then Chief Financial Officer, Mr. Libby, received approximately $220,000 in fees from Watley in connection with certain fund-raising activities of Watley and Mr. Libby on the Company’s behalf.

During July 2007, the Company loaned Riaz Chauthani, the Company’s Director of Real Estate and Business Development and a former owner of CCI, $516,280 under the terms of a note receivable calling for annual interest at 6% with all principal and accrued interest due December 3, 2008.  The note is secured by Mr. Chauthani’s common stock of the Company under a stock pledge agreement.  Mr. Chauthani is not a Company officer or member of the Board of Directors.

During February 2007, in connection with a subscription agreement for the Series A Convertible Debentures (see Note 5), the Company loaned Mr. Chauthani $250,000 under the terms of a note receivable calling for annual interest at 6% with all principal and accrued interest due December 3, 2008.  The note is secured by Mr. Chauthani’s common stock of the Company under a stock pledge agreement.

Item 13:  Exhibits

Exhibit No.                                Description

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
____________
* Filed herewith

Item 14:  Principal Accountant Fees and Services

Squar, Milner, Peterson, Miranda & Williamson, LLP served as our independent auditors for the years ended September 30, 2007 and 2006.
Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the consolidated financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended September 30, 2007 and 2006 were approximately $305,000 and $225,000, respectively.

Audit-Related Fees

For the years ended September 30, 2007 and 2006, audit related fees billed by our auditors were approximately $438,000 and $63,000, respectively.  The 2007 fees relate primarily to consent reviews for an SB-2 registration statement with related amendments and the audits for the acquisitions of Cleaners Club, Inc. and TEAM Enterprises.

Tax Fees

For the years ended September 30, 2007 and 2006, there have been no tax fees billed by our auditors.

All Other Fees

For the years ended September 30, 2007 and 2006, there have been no miscellaneous fees billed by our auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Dry Cleaning Corporation

By:	/S/ ROBERT Y. LEE	Date: January 15, 2008
Robert Y. Lee
Chief Executive Officer,
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL E. DRACE	President, Chief Operations Officer, Secretary and Director	January 15, 2008
Michael E. Drace

/S/ ANTHONY J.A. BRYAN	Director	January 15, 2008
Anthony J. A. Bryan

/S/ EARL GREENBURG	Director	January 15, 2008
Earl Greenburg

/S/ MARTIN BRILL	Director	January 15, 2008
Martin Brill

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.