Form 10QSB
period 2007-12-31
US DRY CLEANING CORP
filed 2008-02-19
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   December 31, 2007

U.S. DRY CLEANING CORPORATION
(Exact name of registrant as specified in its chapter)

Delaware	000-23305	77-0357037
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

4040 MacArthur Blvd., Suite 305 Newport Beach, CA 92660
(Address of principal executive offices)

Issuer’s telephone number, including area code: (949) 863-9669

125 E. Tahquitz Canyon, Suite 203
Palm Springs, California 92262

( Former name or former address, if changed since last report)

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

The number of shares outstanding of the issuer’s common stock, as of January 31, 2008, was 21,968,406 shares.

Transitional Small Business Disclosure Format (check one):  ☐ Yes  ☒ No

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Condensed Consolidated Balance Sheet as of December 31, 2007	F-2

(b)	Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2007 and 2006	F-3

(c)	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2007 and 2006	F-4

(d)	Notes to Unaudited Condensed Consolidated Financial Statements	F-5

US DRY CLEANING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$1,721,811
Accounts receivable, net	495,609
Deferred acquisition costs	641,848
Prepaid expenses and other current assets	199,585
Total Current Assets	3,058,853
Property and Equipment, net	1,731,840
Non-Current Assets
Deposits	152,254
Deferred financing costs	70,000
Intangible assets, net	508,084
Goodwill	5,362,408
Total Non-Current Assets	6,092,746
Total Assets	$10,883,439

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,856,672
Accrued liabilities	1,307,250
Capital lease obligations	185,587
Notes payable	288,980
Convertible notes payable	525,000
Line of credit	1,050,000
Total Current Liabilities	5,213,489
Long Term Liabilities
Capital lease obligations, net of current portion	245,202
Notes payable, net of current portion	342,044
Convertible notes payable, net of current portion	3,317,312
Total Long Term Liabilities	3,904,558
Total Liabilities	9,118,047

Stockholders' Equity
Convertible preferred stock; par value $0.001 per share;
20,000,000 authorized shares;
1,200,000 shares issued and none outstanding; liquidation preference of $2.40 per share	–
Common stock; par value $0.001 per share;
50,000,000 Series B authorized shares; none issued and outstanding	–
Common stock; par value $0.001 per share;
50,000,000 authorized shares; 21,968,406 shares issued and outstanding	21,968
Additional paid-in capital	23,725,809
Stockholder receivable	(766,280)
Accumulated deficit	(21,216,105)
Total Stockholders' Equity	1,765,392
Total Liabilities and Stockholders' Equity	$10,883,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

US DRY CLEANING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Net Sales	$2,370,823	$1,601,411

Cost of Sales	(1,180,747)	(848,543)

Gross Profit	1,190,076	752,868

Operating Expenses
Delivery expenses	200,302	164,362
Store expenses	777,033	399,277
Selling expenses	161,321	151,474
Administrative expenses	1,510,226	1,375,880
Depreciation and amortization	96,225	77,293
Other	9,930	–
Total operating expenses	2,755,037	2,168,286

Operating Loss	(1,564,961)	(1,415,418)

Other income (expenses)
Gain on extinguishment of debt	423,798	–
Interest expense	(700,617)	–
Other income (loss)	(17,953)	(122,940)
Total other expenses	(294,772)	(122,940)
Loss before provision for income taxes	(1,859,733)	(1,538,358)
Provision for income taxes	-	–

Net Loss	$(1,859,733)	$(1,538,358)

	$(0.09)	$(0.09)

Basic and diluted weighted average number
of common shares outstanding	21,812,252	16,468,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,859,733)	$(1,538,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,225	77,293
Amortization of deferred financing costs and consulting fees	8,125	–
Bad debt expense	959	180
Equity instruments issued for compensation and services	–	416,070
Gain on debt extinguishment	(423,798)	–
Amortization of debt discounts	308,342	38,337
Changes in operating assets and liabilities:
Accounts receivable	(16,772)	123,449
Prepaid expenses and other current assets	(95,374)	39,139
Deposits	(4,297)	–
Other assets	–	(216,947)
Accounts payable and accrued expenses	332,036	(223,105)
Net cash used in operating activities	(1,654,287)	(1,283,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(31,817)	(40,282)
Deferred acquisition costs	(81,402)	(123,284)
Net cash used in investing activities	(113,219)	(163,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	1,853,500	1,400,000
Proceeds from line of credit	550,000	–
Repayments on notes payable	(102,938)	(76,427)
Repayments on convertible notes payable	(100,000)	–
Repayments on capital lease obligations	(58,784)	(20,673)
Deferred financing costs	(269,825)	(70,444)
Net cash provided by financing activities	1,871,953	1,232,456

Net increase (decrease) in cash	104,447	(215,052)
Cash at beginning of period	1,617,364	1,414,456
Cash at end of period	$1,721,811	$1,199,404

Cash paid during the period for:
Interest	$23,276	$47,777
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount on convertible notes issued with common stock	$–	$500,089
Conversion of debt to common stock	$315,000	$-
Conversion of note payable to convertible note	$200,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

1. ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company

U.S. Dry Cleaning Corporation (“USDC”, the "Company," “we”, or “us”) is a retail service provider of laundry and dry cleaning stores and operations with thirty-four retail stores and two processing plants.  The Company’s operations are located in Honolulu, Hawaii (seventeen retail stores and one processing plant), Palm Springs, California (six retail stores), and Riverside, California (eleven retail stores and one processing plant).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company’s audited consolidated financial statements on Form 10-KSB, for the fiscal year ended September 30, 2007 filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company’s financial position as of December 31, 2007, and the results of operations and cash flows for the interim periods presented have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has recurring losses from operations; negative cash flow from operating activities of approximately $1,654,000 for the three months ended December 31, 2007; and negative working capital of approximately $2,155,000 and an accumulated deficit of approximately $21,216,000 at December 31, 2007. The Company’s business plan calls for various business acquisitions, which will require substantial additional capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through debt and equity financing transactions.  In connection with such efforts, the Company completed a debt financing during December 2007 (See Note 3) yielding net cash proceeds of $1,853,000. In addition, subsequent to December 31, 2007, the Company received gross proceeds of approximately $2,694,000 in various debt issuances (see Note 7). However, such financing transactions may be insufficient to fund our planned acquisitions, capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2008. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The condensed consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of USDC and its wholly-owned subsidiaries, Steam Press Holdings, Inc. (“Steam Press”), Coachella Valley Retail, LLC (“CVR”) and Cleaners Club, Inc. (“CCI”).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

The dry cleaning industry has been a target for environmental regulation during the past two decades due to the use of certain solvents in the cleaning process. For example, in 2002, air quality officials in Southern California approved a gradual phase out of Perchloroethylene (“Perc”), the most common dry cleaning solvent, by 2020. Under this regulation, which went into effect January 1, 2003, any new dry cleaning business or facility that adds a machine must also add a non-Perc machine. While existing dry cleaners can continue to operate one Perc machine until 2020, by November 2007 all dry cleaners using Perc had to utilize state-of-the-art pollution controls to reduce Perc emissions. The Company believes that it is successfully integrating the new dry cleaning processes.

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

Other Concentrations

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions, principally in the United States. At December 31, 2007, the Company’s cash balances in U.S. bank accounts totaled approximately $1,722,000 which exceeds the Federal Deposit Insurance Corporation limit of $100,000.

The Company’s credit risk with respect to the accounts receivable is limited due to the credit worthiness of our customers. The Company also performs periodic reviews of collectability and provides an allowance for doubtful accounts receivable when necessary.  Management considers the allowance for doubtful accounts receivable at December 31, 2007 of approximately $23,000 to be adequate.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Shares

Under Statement of Financial Accounting Standards (“SFAS”) No. 128, “ Earnings per Share” , basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants (using the treasury stock method) and the conversion of convertible preferred stock and convertible debt (using the if-converted method). For the three months ended December 31, 2007; 175,000 convertible securities and 3,500,836 warrants to purchase common stock, were excluded from the calculation of diluted loss per share because they were anti-dilutive.

Reclassification

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation.

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

Adoption of FIN 48

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109,”Accounting for Income Taxes.” FIN No. 48 prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken (or expected to be taken) in an income tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirement to assess the need for a valuation allowance on net deferred tax assets is not affected by FIN No. 48. This pronouncement was effective October 1, 2007 for the Company and the adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

3. NOTES PAYABLE

During December 2007, the Company completed the closing of a private placement of 10% senior secured convertible notes (the “Notes”) to accredited investors, receiving net cash of approximately $1,853,000.  Each Note was issued at a price equal to 90% of its principal amount.  The Notes mature two years after the date of their issuance and bear interest at 10% per year, payable quarterly in arrears in cash.  Investors may convert their Notes into shares of the Company’s common stock at any time and from time to time on or before the maturity date, at a conversion price of $2.50 per share, subject to adjustment under customary circumstances. The Notes will automatically convert into shares of the Company’s common stock at the conversion price, if the closing bid price for the common stock has traded at more than $5.00 per share for a period of 20 consecutive trading days, provided that, throughout this period, the common stock has been trading on a national securities exchange or NASDAQ and such conversion shares have been fully registered for resale and are not subject to any lock-up provisions.  Approximately $1,660,000 of Series A Convertible Debt holders converted their debt to the newly issued above Notes.  The Series A debt matured on December 3, 2007 and approximately $525,000 remains outstanding and in default at December 31, 2007.  The debt to debt conversion resulted in debt extinguishment accounting under Accounting Principles Board ("APB") No. 26 and Emerging Issues Task Force ("EITF") Issue No. 96-19 and, accordingly, the Company recorded a gain on extinguishment of approximately $424,000 in the accompanying statement of operations for the three months ended December 31, 2007.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

4.  RELATED PARTY MATTERS

The Company rents office space located at 125 E. Tahquitz Canyon Way in Palm Springs, California on a month-to-month basis from Transactional Marketing Partners, a company owned by former director Earl Greenburg. The rent is $2,200 per month all inclusive.

5.  EQUITY TRANSACTIONS

During the quarter ended December 31, 2007, the Company issued 242,308 shares of its restricted common stock for conversion of $315,000 in Series A convertible debentures.  The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

Options and Warrants

During the quarter ended December 31, 2007, there was no significant activity in options and warrants.

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

 7.  SUBSEQUENT EVENTS

During January 2008, the Company completed the closing of a private placement of 10% senior secured convertible notes (the “Notes") to accredited investors, receiving gross proceeds of approximately $694,000. Each Note was issued at a price equal to 90% of its principal amount. The Notes mature two years after the date of their issuance and bear interest at 10% per year, payable quarterly in arrears in cash.  Investors may convert their Notes into shares of the Company’s common stock at any time and from time to time on or before the maturity date, at a conversion price of $2.50 per share, subject to adjustment under customary circumstances. The Notes will automatically convert into shares of the Company’s common stock at the conversion price, if the closing bid price for the common stock has traded at more than $5.00 per share for a period of 20 consecutive trading days, provided that, throughout this period, the common stock has been trading on a national securities exchange or Nasdaq and such conversion shares have been fully registered for resale and are not subject to any lock-up provisions.

On February 7, 2008, the Company filed a Form 8-K announcing that Earl Greenburg, a founding director, passed away on February 1, 2008, at the age of 61. No new director has been named.

On February 12, 2008, the Company completed a conventional convertible debt instrument for $2,000,000. The Note matures two years after the date of issuance and bears interest at 12% per year, payable in arrears in cash at maturity date.  The Investor  may convert the Note into shares of the Company’s common stock at any time and from time to time on or before the maturity date, at a conversion price of $2.50 per share, subject to adjustment under customary circumstances. The Note will automatically convert into shares of the Company’s common stock at the conversion price, if the closing bid price for the common stock has traded at more than $5.00 per share for a period of 20 consecutive trading days, provided that, throughout this period, the common stock has been trading on a national securities exchange or NASDAQ and such conversion shares have been fully registered for resale and are not subject to any lock-up provisions.

On February 14, 2008, the Company completed the acquisition of a leading dry cleaning chain in central California previously reported on Form 8-K filed with the SEC on September 6, 2007. The August 30, 2007 original agreement was amended on February 14, 2008 and calls for approximately $1,500,000 in cash and $3,067,000 in common stock at $1.50 per share. The Company intends to file Form 8-K with more information shortly. The acquisition increases the Company’s annualized revenues by over 60%.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements

 Certain statements made herein and in other public filings and releases by us contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future capital expenditures, acquisitions (including the amount and nature thereof), future sales, earnings, margins, costs, number and costs of store openings, demand for dry cleaning clothing, market trends in the retail clothing business, inflation and various economic and business trends. Forward-looking statements may be made by management orally or in writing, including, but not limited to, Management's Discussion and Analysis or Plan of Operation section and other sections of our filings with the U.S. Securities and Exchange Commission (the “SEC”), under the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933 (the “Securities Act”).

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

Description of Business

Our Company

US Dry Cleaning Corporation (“USDC”) was formed on July 19, 2005, and on December 30, 2005, completed a “reverse merger” with a public “Shell Company.” On August 9, 2005, we purchased 100% of the outstanding common stock and membership interest of Steam Press Holdings, Inc. (“Steam Press”), and Coachella Valley Retail, LLC (“CVR”), respectively, in stock for stock type transactions. USDC, Steam Press, and CVR are hereinafter collectively referred to as the “Company.” On February 15, 2007, we acquired 100% of Cleaners Club, Inc.’s (“CCI”) authorized, issued and outstanding common stock was acquired in a merger with us.

Steam Press owns 100% of Enivel, Inc. (“Enivel”), which does business as Young Laundry & Dry Cleaning (“Young”) in Honolulu, Hawaii. Young was founded in 1902 and operates thirteen retail laundry and dry cleaning stores, in addition to providing hotel and other commercial laundry and dry cleaning services. CVR was founded in 2004 and operates six retail laundry and dry cleaning stores under several names in the Palm Springs, California area. CCI was founded in 1998 and operates thirteen retail laundry and dry cleaning stores.

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

Our management believes that domestic media have generally sensationalized the perceived hazards of Perc to operators, clients and the environment in general. Perc is a volatile, yet non-flammable, substance that requires precautions and proper handling. However, it has proven safe, effective and completely manageable for years. We anticipate that our centralized operations and improvements in all facets of the business will further improve the safety for our employees, our clients and the environment. We intend to continue to utilize Perc where permitted on a limited interim basis to assure an orderly transition. To the extent that additional investment for environmental compliance may be necessary, we do does not anticipate any significant financial impact. We believe that we comply in all material respects with all relevant rules and regulations pertaining to the use of chemical agents. In the opinion of our management, we comply in all material respects with all known federal, state, and local legislation pertaining to the use of all chemical agents and will endeavor to ensure that our company proactively remains in compliance with all such statutes and regulations in the future.

Major Customers

At December 31, 2007 and 2006, one customer accounted for approximately 21% and 14% of gross accounts receivable, respectively. During the three months ended December 31, 2007 and 2006, one customer accounted for approximately 12% and 15% of net sales, respectively.

Results of Operations for the Three Months Ended December 31, 2007 and 2006

Revenues

Net sales were approximately $2,371,000 for the three months ended December 31, 2007, an increase of approximately $770,000 compared to the three months ended December 31, 2006 of approximately $1,601,000. This reflects a 30% increase in revenues. The increase consisted of approximately $730,000 from our acquisition in Feburary 2007.

Cost of Sales

Our cost of sales was approximately $1,181,000 for the three months ended December 31, 2007, an increase of approximately $332,000 compared to the three months ended December 31, 2006 of approximately $849,000. Cost of sales as a percentage to revenues is approximately 50% and 53% for the three months ended December 31, 2007 and 2006, respectively. Our cost of sales consists of supplies, labor and facilities to process laundry and dry cleaning services with the increase primarily due to our Feburary 2007 acquisition.

Gross Profit

Gross profit increased approximately $437,000 to approximately $1,190,000 for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 of approximately $753,000. Gross profit as a percentage of revenue increased 4% to 51% from 47% for the three months ended December 31, 2007 and 2006, respectively, with the increase primarily due to our Feburary 2007 acquisition.

Operating Expenses

Operating expenses for the three months ended December 31, 2007 are approximately $2,755,000, an increase of approximately $664,000 compared to the three months ended December 31, 2006 of approximately $2,091,000 with the increase primarily due to our February 2007 acquisition.

Delivery, store and selling expenses for the three months ended December 31, 2007 were approximately $1,139,000, an increase of approximately $424,000 compared to the three months ended December 31, 2006 of approximately $715,000. These expenses are primarily related to store rents and delivery costs with the increase primarily due to our Feburary 2007 acquisition.

Administrative expenses and professional fees for the three months ended December 31, 2007 were approximately $1,510,000, an increase of approximately $813,000 compared to the three months ended December 31, 2006 of approximately $697,000. Our management costs are directly related to supporting a public company.

Net Results of Operations

Operating loss was approximately $1,565,000 for the three months ended December 31, 2007 and approximately $1,415,000 for the three months ended December 31, 2006.

Other Income (Expense)

Interest expense for the three months ended December 31, 2007 was approximately $701,000 compared to $0 for the three months ended December 31, 2006. The increase is due to our amortizing during the quarter ended December 31, 2007 of approximately $308,000 of debt discounts to interest expense relating to Series A Convertible Debentures (see Note 3) and financing fees of approximately $335,000.

Net Results

We are reporting a net loss of approximately $1,860,000 or $(0.09) per common share for the three months ended December 31, 2007 compared to a net loss of approximately $1,538,000 or $(0.09) per common share for the three months ended December 31, 2006. The result is due to legal, audit, consulting and administrative expenses directly related towards capitalization of our company.

Liquidity and Capital Resources

Total assets increased by approximately $1,902,000 from $8,981,000 as of December 31, 2006 to $10,883,000 as of December 31, 2007.

Total liabilities increased by approximately $5,709,000 from approximately $3,410,000 as of December 31, 2006 to approximately $9,119,000 as of December 31, 2007. This increase is primarily due to the issuance of approximately $3,200,000 of the Company’s Series A Convertible Debentures (see Note 3); an increase in trade accounts payable and accrued liability obligations of approximately $1,850,000 and other current liabilities of approximately $1,050,000.

Our operating activities used approximately $1,654,000 in cash during the three months ended December 31, 2007. Our net loss of approximately $2,284,000 was the primary component. This net loss was offset by a number of non-cash items totaling approximately $10,000. These include depreciation, amortization, bad debt expense,  debt discount amortization and gain on debt extinguishment in addition to the growth in payables and accrued liabilities of approximately $332,000.

Cash used in investing activities during the three months ended December 31, 2007, consisted of approximately $113,000 used for the purchase of property and equipment and deferred acquisition costs as compared to approximately $164,000 for the three months ended December 31, 2006 for the purchase of property and equipment and deferred acquisition costs.

 Cash flows from financing activities were approximately $1,872,000 for the three months ended December 31, 2007 which primarily consisted of approximately $1,853,000 in net proceeds from the issuance of convertible debentures and approximately $550,000 in proceeds from line of credit, offset by repayments on notes payable, capital leases and prepaid financing costs of approximately $262,000.

We have a negative working capital deficit of approximately $2,155,000 as of December 31, 2007. To meet our current working capital requirements, we raised approximately $1,853,000 in private funds through convertible debt in December 2006 and approximately $2,000,000 in net proceeds from additional convertible debt in February 2008. However, there can be no assurances that any debt and/or equity financing transactions now under consideration will be successful at acceptable terms.

Going Concern Considerations

The condensed consolidated financial statements included elsewhere herein have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the three months ended December 31, 2007, we had a net loss of approximately $1,860,000 and negative cash flow from operating activities of approximately $1,654,000. At December 31, 2007, we had an accumulated deficit of approximately $21,216,000, working capital deficit of approximately $2,155,000 and have suffered significant net losses since inception.

We will be required to seek additional funds to finance our long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Since inception, we have yet to generate any profits from operations. Accordingly, we have met our capital requirements primarily through the private sale of our convertible secured promissory notes payable, secured convertible debentures and a public offering of our common stock. We have raised approximately $10,500,000 in net cash proceeds through the private debt sales offset by related fees associated with the issuance of units through a public offering that closed on July 19, 2007. In May 2006, the majority of the holders of approximately $7,900,000 senior-secured convertible notes payable elected to convert into the our common stock. It is anticipated that the holders of the recently raised $2 million will also convert their convertible debentures to equity upon maturity.

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

As more fully explained elsewhere herein, our management presently believes that cash generated from operations (if any), combined with our current cash positions and debt and/or equity financing proposals now under consideration may not be sufficient to meet our anticipated liquidity requirements through September 2008. There can be no assurance that any debt and/or equity financing transactions now under consideration will be successful at acceptable terms.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “ Revenue Recognition ” (“SAB 104”). SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The Company recognizes revenue on retail laundry and dry cleaning services when the services are deemed to have been provided and the earnings process is complete. For “walk-in and pickup-and-delivery” type retail customers, the order is deemed to have been completed when the work-order ticket is created and the sale and related account receivable are recorded. For commercial customers, the sale is not recorded until the Company delivers the cleaned garments to the commercial customer. Generally, the Company delivers the cleaned garments to commercial customers the same day they are dropped off (same-day service).

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

Long-lived Assets

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “ Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  If the cost basis of a long-lived asset is greater than the projected future undiscounted cash flows from such asset, an impairment loss is recognized.  Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.  See below for additional information regarding the identification and measurement of impairment of certain long-lived assets governed by SFAS No. 144.

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

Goodwill

SFAS No. 142 establishes a two-step process that governs the review of goodwill for possible impairment at the reporting unit level. A reporting unit is either an operating segment (as defined in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information"), or a component of an operating segment. A component must meet the definition of a "business" under the criteria established by GAAP. When applicable, other assets and asset groups are tested for impairment and any adjustment of the carrying values is reflected before the goodwill impairment test is performed.

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

For goodwill-impairment testing the Company engaged an independent third party expert to conduct an impairment review at September 30, 2007 and make impairment recommendations to management. No such review was conducted for the quarter ended December 31, 2007.

Subsequent Events

Departure of Director or certain officers:

On February 7, 2008, the Company filed a Form 8-K announcing that Earl Greenburg, a founding director passed away on February 1, 2008, at the age of 61. No new director has been named.

Item 3.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are not effective.

The ineffective disclosure controls and procedures the Company intends to address include establishing effective controls over the period-end closing and financial reporting processes. This will require the addition of personnel and the creation of closing protocols for both the Company and its subsidiaries as well as the consolidation of all subsidiaries.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

Our Series A convertible debt matured on December 3, 2007.  Approximately $1,660,000 of such debt converted to our December 2007 convertible debt offering, however, approximately $525,000 of the Series A is still outstanding and in default.

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

US DRY CLEANING CORPORATION

Date: February 19, 2008	By:	/s/ ROBERT Y. LEE
Robert Y. Lee
Chief Executive Officer

	By:	/s/ F. KIM COX
F. Kim Cox
Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1	Certification of Chief Executive Office pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.