Form 10QSB
period 2008-03-31
US DRY CLEANING CORP
filed 2008-05-20
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   March 31, 2008

US DRY CLEANING CORPORATION
(Exact name of registrant as specified in its chapter)

Delaware	000-23305	77-0357037
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

4040 MacArthur Blvd Suite 305 Newport Beach, CA 92660
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (760) 322-7447

( Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,656,019 common shares as of April 28, 2008.

Transitional Small Business Disclosure Format (check one): [   ] Yes [X] No

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Condensed Consolidated Balance Sheet as of March 31, 2008	F-1

(b)	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2008 and 2007	F-2

(c)	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2008 and 2007	F-3

(d)	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2008
(UNAUDITED)

ASSETS
Current Assets
Cash	$477,534
Accounts receivable, net	462,027
Deferred acquisition costs	101,978
Prepaid expenses and other current assets	379,098
Total Current Assets	1,420,637
Property and Equipment, net	3,624,597
Non-Current Assets
Deposits	283,909
Goodwill	10,022,111
Intangible assets, net	1,004,359
Total Non-Current Assets	11,310,379
Total	$16,355,613

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,030,271
Accrued liabilities	1,420,843
Capital lease obligations	194,353
Notes payable	1,208,323
Convertible notes payable	475,000
Total Current Liabilities	5,328,790
Long Term Liabilities
Capital lease obligations, net of current portion	213,613
Notes payable, net of current portion	1,116,732
Convertible notes payable, net of current portion	7,834,158
Total Long Term Liabilities	9,164,503
Total Liabilities	14,493,293

Stockholders' Equity
Convertible preferred stock; par value $0.001 per share;
20,000,000 authorized shares;
1,200,000 shares issued and none outstanding; liquidation preference of $2.40 per share	-
Common stock; par value $0.001 per share;
50,000,000 Series B authorized shares; none issued and outstanding	-
Common stock; par value $0.001 per share;
100,000,000 authorized shares; 25,835,419 shares issued and outstanding	25,835
Additional paid-in capital	26,497,921
Stockholder receivable	(766,280)
Accumulated deficit	(23,895,156)
Total Stockholders' Equity	1,862,320
Total Liabilities and Stockholders' Equity	$16,355,613

See accompanying notes to condensed consolidated financial statements.

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	THREE MONTHS		SIX MONTHS
	2008	2007	2008	2007
Net Sales	$2,875,509	$2,025,918	$5,246,332	$3,627,328

Cost of Sales	(1,328,963)	(1,014,097)	(2,509,710)	(1,862,640)

Gross Profit	1,546,546	1,011,821	2,736,622	1,764,688

Operating Expenses
Delivery expenses	195,158	167,984	395,460	332,345
Store expenses	1,079,275	503,476	1,856,308	902,753
Selling expenses	189,025	159,863	350,346	311,337
Administrative expenses	2,352,931	1,547,342	3,863,157	2,923,221
Depreciation and amortization expense	111,142	72,562	207,367	149,856
Other	7,103	-	17,033	-
Total Operating Expenses	3,934,634	2,451,227	6,689,671	4,619,512

Operating Loss	(2,388,088)	(1,439,406)	(3,953,049)	(2,854,824)

Other Income (Expense)
Gain on extinguishment of debt	-	-	423,798	-
Interest expense	(258,220)	(518,901)	(575,477)	(611,143)
Other expenses	(32,743)	(292,372)	(434,056)	(323,070)
Total Other Expenses	(290,963)	(811,273)	(585,735)	(934,213)

Loss before provisions for income taxes	(2,679,051)	(2,250,679)	(4,538,784)	(3,789,037)
Provision for income taxes	-	-	-	-
Net Loss	$(2,679,051)	$(2,250,679)	$(4,538,784)	$(3,789,037)

Basic and diluted loss per common share	$(0.15)	$(0.13)	$(0.23)	$(0.22)

Basic and diluted weighted average number
of common shares outstanding	18,168,336	17,084,019	19,616,683	17,179,220

See accompanying notes to condensed consolidated financial statements.

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,538,784)	$(3,789,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205,981	149,856
Amortization of deferred financing costs and consulting fees	16,250	209,000
Bad debt expense	39,755	4,675
Equity instruments issued for compensation and services	19,224	416,070
Gain on debt extinguishment	(423,798)	-
Amortization of debt discounts	541,062	330,429
Changes in operating assets and liabilities:
Accounts receivable	(21,986)	123,164
Prepaid expenses and other current assets	(204,887)	30,916
Other assets	-	(51,686)
Deposits	(135,952)	-
Accounts payable and accrued expenses	619,228	989,284
Liquidated damages	-	(71,250)
Net cash used in operating activities	(3,883,907)	(1,658,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(981,565)	(116,346)
Deferred acquisition costs	458,468	(634,223)
Acquired goodwill and intangibles	(2,060,663)	-
Cash of acquired companies	-	1,767
Net cash used in investing activities	(2,588,760)	(748,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	800,000	225,768
Proceeds from issuance of convertible notes payable	5,457,600	1,800,000
Repayments on notes payable	(183,907)	(247,014)
Repayments on convertible notes payable	(100,000)	-
Deferred financing costs	(590,860)	-
Repayments on capital lease obligation	(125,647)	(86,437)
Proceeds from issuance of common stock	570,650	-
Repayment on line of credit	(500,000)	-
Deferred equity raising cost	-	(357,830)
Net cash provided by financing activities	5,327,836	1,334,487

Net decrease in cash	(1,139,830)	(1,072,894)
Cash at beginning of year	1,617,364	1,414,456
Cash at end of year	$477,534	$341,562

Cash paid during the year for:
Interest	$67,680	$76,586

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on convertible notes issued with common stock	$-	$1,478,714
Capital lease additions	$44,040	$-
Assumed note payable in conjunction business acquisition	$2,447,000	-
Shares issued in conjunction with business acquisition	$1,657,000	-
Conversion of note payable to convertible note	$200,000	-
Conversion of debt to common stock	$356,000	-
Debt discount on convertible notes issued with warrants	$791,974	-

See accompanying notes to condensed consolidated financial statements.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

1.    ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company

US Dry Cleaning Corporation (“USDC”, “we”, or “us”) is a retail service provider of laundry and dry cleaning services consisting of fifty-six retail locations (“stores”) and three processing plants.  The Company’s operations are located in Honolulu, Hawaii, Southern California, Central California, and the mid-east coast.

During the quarter ended March 31, 2008, the Company completed the business acquisitions of Team Enterprises, Inc. and affiliates (“Team”) and Zoots Corporation (“Zoots”) (see Note 7).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company’s audited consolidated financial statements on Form 10-KSB, as amended, for the fiscal year ended September 30, 2007 filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company’s financial position as of March 31, 2008, and the results of operations and cash flows for the interim periods presented have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has recurring losses from operations; negative cash flow from operating activities of approximately $3,884,000 for the six months ended March 31, 2008; negative working capital of approximately $3,908,000 and an accumulated deficit of approximately $23,895,000 at March 31, 2008. The Company’s business plan calls for various business acquisitions, which will require substantial additional capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through debt financing transactions.  In connection with such efforts, the Company completed a $4,193,000 debt financing during the quarter ended December 31, 2007 and additional debt and equity financings of $7,848,000 during the quarter ended March 31, 2008 (see Note 3).  However, such financing transactions may be insufficient to fund planned acquisitions, capital expenditures, working capital and other cash requirements for the next year. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The accompanying condensed consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of USDC and its wholly-owned subsidiaries, Steam Press Holdings, Inc. (“Steam Press”), Coachella Valley Retail, LLC (“CVR”), Cleaners Club, Inc. (“CCI”), USDC Fresno, Inc. (“Fresno”), and USDC Portsmouth, Inc. (“Portsmouth”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include the realization of long-lived assets, the valuation allowance on deferred tax assets, the allowance for doubtful accounts receivable, and the purchase price allocations for business acquisitions. Actual results could differ from those estimates.

Business Segments

The Company currently operates in one segment, that being the laundry and dry cleaning business and is geographically concentrated in Hawaii, Virginia, and California.

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
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
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

Other Concentrations

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions in the United States of America. At March 31, 2008, the Company’s cash balances were  in excess of the Federal Deposit Insurance Corporation limit by approximately $754,000.

The Company’s credit risk with respect to the accounts receivable is limited due to the credit worthiness of customers and the fact that most of accounts receivable consists of large commercial customers. The Company also performs periodic reviews of collectibility and provides an allowance for doubtful accounts receivable when necessary.  Management considers the allowance for doubtful accounts receivable at March 31, 2008 of approximately $39,000 to be adequate.

Loss Per Share

Under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share,"  basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants (using the treasury stock method) and the conversion of the convertible preferred stock and convertible debt (using the if-converted method). At March 31, 2008, 7,487,953 convertible securities and 4,471,626 options and warrants to purchase common stock were excluded from the calculation of diluted loss per share because they were anti-dilutive. At March 31, 2007, 2,215,000 convertible securities and 432,432 options and warrants to purchase common stock were excluded from the calculation of diluted loss per share because they were anti-dilutive.

Reclassification

Certain reclassifications have been made to the March 31, 2007 condensed consolidated financial statements to conform to the March 31, 2008 presentations.

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

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, ”Accounting for Income Taxes.” FIN No. 48 prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken (or expected to be taken) in an income tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirement to assess the need for a valuation allowance on net deferred tax assets is not affected by FIN No. 48. This pronouncement was effective October 1, 2007 for the Company and the adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

In September 2007, the FASB issued SFAS No.157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company’s financial position or results of operation.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities”) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157 (“Fair Value Measurements”). The adoption of SFAS No. 159 is not expected to have a significant impact on future financial statements.

On December 4, 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.” SFAS No. 141(R) will significantly change the accounting for business combinations such that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as “minority interests” – see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;
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

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements (continued)

SFAS No. 141(R) also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS No. 141(R) is not expected to have a significant impact on future financial statements Also, on December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51."  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS No. 141(R) discussed above, earlier adoption is prohibited. The Company is evaluating what effect such statement will have on its future financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.   NOTES PAYABLE

During the six months ended March 31, 2008, the Company completed the closing of a private placement of 10% senior secured convertible notes (the “Notes”) to accredited investors, receiving net cash of approximately $2,740,000.  Each Note was issued at a price equal to 90% of its principal amount.  The Notes mature two years after the date of their issuance and bear interest at 10% per annum, payable quarterly in arrears in cash.  Investors may convert their Notes into shares of the Company’s common stock at any time and from time to time on or before the maturity date, at a conversion price of $2.50 per share, subject to adjustment under customary circumstances. The Notes will automatically convert into shares of the Company’s common stock at the conversion price, if the closing bid price for the common stock has traded at more than $5.00 per share for a period of 20 consecutive trading days, provided that, throughout this period, the common stock has been trading on a national securities exchange or NASDAQ and such conversion shares have been fully registered for resale and are not subject to any lock-up provisions.  At March 31, 2008, the balance outstanding on the notes was approximately $4,327,000, net of discount, and was included in convertible notes payable in the accompanying condensed consolidated balance sheet.

During fiscal year 2007, the Company accepted subscriptions from accredited investors for $2,250,000 of its Series A Convertible Debentures. The debentures were sold with a built-in thirty percent (30%) rate of return. For each $100,000 paid to the Company, a total of $130,000 is due to the holder. Additionally, upon issuance, the Company issued 16,666 shares of common stock to the note holder for each $100,000 subscription. The debentures mature in one year from the date issued with no interest. The principal amount of the debentures may be converted into common stock of the Company at a fixed conversion rate of $3.00 per share at the holder’s option at any time. The principal amount of the debentures is secured by all of the Company’s assets and those of its operating subsidiaries, including an assignment of its leasehold interests in its retail facilities. Pursuant to a registration rights agreement, the Company is obligated to register or to file a registration statement for all of the common stock that may be issued upon conversion of the debentures, within 270 days from closing on a “best efforts” basis. Broker or underwriting fees or commissions to be paid in connection with the offer and sale was a maximum of 10% of cash received. The Company recorded $1,800,000 in cash proceeds; debt conversion of $200,000 and a stockholder note receivable of $250,000. Accordingly, 374,985 shares of common stock were issued. During the six months ended March 31, 2008, approximately $50,000 of Series A Convertible Debt holder converted their debt to common stock and approximately $1,660,000 of Series A Convertible Debt holders converted their debt to the newly issued above Notes.  The debt to debt conversion resulted in debt extinguishment accounting under Accounting Principles Board ("APB") No. 26, “Early Extinguishment of Debt,” and Emerging Issues Task Force ("EITF") Issue No. 96-19, “Debtor’s Accounting for a modification or Exchange of Debt Instruments,” and accordingly, the Company recorded a gain on extinguishment of approximately $424,000 in the accompanying condensed consolidated statement of operations for the six months ended March 31, 2008. At March 31, 2008, balance outstanding on the Series A Convertible Debentures was $475,000 and the obligation was in default. Such amount was included in the convertible notes payable in the accompanying condensed consolidated balance sheet.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

3.   NOTES PAYABLE (continued)

On February 12, 2008, the Company issued a conventional convertible debt instrument in connection with the Team acquisition for $1,728,360 which is secured by certain assets of the company and includes first year interest of $144,000. The debt instrument matures two years after the date of issuance and bears interest at 12% per annum, payable in arrears in cash at maturity date.  The holder may convert the debt instrument into shares of the Company’s common stock at any time and from time to time on or before the maturity date, at a conversion price of $0.75 per share, subject to adjustment under customary circumstances. The debt instrument will automatically convert into shares of the Company’s common stock at the conversion price, if the closing bid price for the common stock has traded at more than $5.00 per share for a period of 20 consecutive trading days, provided that, throughout this period, the common stock has been trading on a national securities exchange or NASDAQ and such conversion shares have been fully registered for resale and are not subject to any lock-up provisions.  In connection with this agreement, the Company signed a warrant agreement as disclosed in the options and warrants section below. At March 31, 2008, the balance outstanding was approximately $865,000, net of discount, and was included in convertible notes payable in the accompanying condensed consolidated balance sheet.

On February 14, 2008, the Company issued a conventional convertible debt instrument in connection with the Team acquisition (see Note 7), for $1,635,540 which is secured by certain assets of the Company. The debt instrument matures two years after the date of issuance and bears interest at 10% per annum, payable in arrears in cash at maturity date.  The holder may convert the debt instrument into shares of the Company’s common stock at any time and from time to time on or before the maturity date, at a conversion price of $2.50 per share, subject to adjustment under customary circumstances. The debt instrument will automatically convert into shares of the Company’s common stock at the conversion price, if the closing bid price for the common stock has traded at more than $5.00 per share for a period of 20 consecutive trading days, provided that, throughout this period, the common stock has been trading on a national securities exchange or NASDAQ and such conversion shares have been fully registered for resale and are not subject to any lock-up provisions. At March 31, 2008, the balance outstanding was approximately $1,479,000, net of discounts, and was included in convertible notes payable in the accompanying condensed consolidated balance sheet.

During February 2008, the Company entered into an eighteen month lease agreement with an unrelated party in the amount of $800,000 that bears interest at 14% per annum. The first monthly payment of approximately $25,000 is due on March 12, 2009 and a final payment of $781,894 is due at the end of the lease term.  The obligation of the Company under this lease agreement is secured by certain equipment of the Company.

On March 12, 2008, the Company issued a conventional convertible debt instrument in connection with the Zoots acquisition (see Note 7), for $1,725,000 which is secured by certain assets of the Company. The debt instrument matures eighteen months after the date of issuance and bears interest at 12% per annum with interest only payments of $17,250.  The holder may convert the debt instrument into shares of the Company’s common stock at any time and from time to time on or before the maturity date, at a conversion price of $0.75 per share, subject to adjustment under customary circumstances. The debt instrument will automatically convert into shares of the Company’s common stock at the conversion price, if the closing bid price for the common stock has traded at more than $5.00 per share for a period of 20 consecutive trading days, provided that, throughout this period, the common stock has been trading on a national securities exchange or NASDAQ and such conversion shares have been fully registered for resale and are not subject to any lock-up provisions.  In connection with this agreement, the Company signed a warrant agreement as disclosed in the options and warrants section below. At March 31, 2008, the balance outstanding was approximately $1,163,000, net of discount, and was included in convertible note payable in the accompanying condensed consolidated balance sheet.

On March 24, 2008, the Company entered into a debt agreement in connection with the acquisition of Zoots Corporation (see Note 7) for $975,000 at interest rate of 10% per annum, which matures on September 24, 2008 and secured by certain assets of the Company. The interest payment shall be payable in arrears at the end of each two-month period from the date of the note.

The Company has a line of credit with a financial institution in the maximum amount of $1,100,000 and bearing interest at 7.15%. All outstanding borrowings were fully paid off during the quarter ended March 31, 2008.

Various other debt obligation totaling approximately $550,000 which consisted of approximately $213,000 to related parties was outstanding at March 31, 2008 was included in notes payable in the accompanying condensed consolidated balance sheet.

4.  RELATED PARTY MATTERS

The Company rents office space located at 125 E. Tahquitz Canyon Way in Palm Springs, California on a month-to-month basis from Transactional Marketing Partners, a company owned by former director Earl Greenburg. The rent is $2,200 per month all inclusive.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

During the three months ended March 31, 2007, the Company issued 780,000 shares of restricted common stock with an estimated fair market value of $1.85 per share pursuant to an agreement of merger in connection with the acquisition of Cleaners Club Inc.

During the quarter ended December 31, 2007, the Company issued 242,308 shares of its restricted common stock for conversion of $315,000 in Series A convertible debentures.

During the three months ended March 31, 2008, the Company, pursuant to a warrant agreement, issued 434,210 shares of its restricted common stock upon exercise of cashless warrants.

During the three months ended March 31, 2008, the Company issued 500,000 shares of its restricted common stock and is currently being held in escrow as collateral to certain note payable (see Note 3).

In connection with the acquisition of Team as discussed in Note 7, the Company issued 2,044,667 shares of its restricted common stock in exchange for certain assets and liabilities of Team valued at $0.86 per share (stock price at closing date)  less  an 8% marketability discount having total net value of approximately $1,613,000.

During the three months ended March 31, 2008, the Company issued 792,376 shares of its restricted common stock at prices ranging from $0.60 and $0.75 per share to various investors for cash proceeds totaling $570,650.

During the three months ended March 31, 2008, the Company issued 71,429 shares of its restricted common stock as part a $50,000 conversion of the Series A Convertible Note at a modified conversion rate of $0.70 per share. The initial conversion price was $3.00 per share as discussed in Note 3 above. The change in terms was considered to be not significant.

During the three months ended March 31, 2008, the Company issued 24,331 shares of its restricted common stock in exchange for certain professional services provided to the Company which was valued at $19,224 based on the value of the services provided. Expenses related to this transaction have been included in professional services in the accompanying condensed consolidated statement of operations.

The transactions described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

5.  EQUITY TRANSACTIONS (continued)

Options and Warrants

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

During the quarter ended March 31, 2007, the Company granted 400,000 options (outside of a stock option plan) to seller of CCI in accordance with the related employment agreement with the Company at exercise prices ranging from $3.50 to $10.00 per share. The Company included the fair value of the options using Black-Scholes pricing model in the amount of $171,000 as part of the purchase price consideration for Cleaners Club acquisition.

For the transaction noted above where fair market value of common stock, options and warrants was calculated using Black-Scholes pricing model, the following assumptions were used: risk free interest rate of 4.5%, estimated volatility of 55%, expected life of 5 years unless otherwise stated, and no expected dividend yield.

During the quarter ended December 31, 2007, there was no significant activity in options and warrants.

During the quarter ended March 31, 2008, the Company issued 1,545,000 warrants to investors of conventional convertible debt instruments as discussed in Note 3 in accordance with warrant agreements at an exercise price of $0.75. The Company included the fair value of the warrants using Black-Scholes pricing model as part of the debt discount netted against the face value of the debt instrument.  The following assumptions were used to calculate the fair value of the warrants:   risk free interest rate 1.82%, estimated volatility of 55%, expected life of 5 years.

During the quarter ended March 31, 2008, there were no options granted.

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

 Leases

The Company leases corporate office space in Newport Beach, California for approximately $4,500 per month expiring in November 2009. Additionally, the Company assumed various operating leases as a result of the acquisitions of Team and Zoots (see Note 7).

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

7.    ACQUISITIONS

Team Enterprises, Inc. and Affiliates

On February 14, 2008, the Company completed the acquisition of certain assets and liabilities of Team in a purchase business combination by issuing 2,044,667 shares of its restricted common stock, paying cash of $1,572,000, issuing senior debt of $1,472,000, and the assumption of $44,000 in liabilities.  Team consisted of four corporations made up of nineteen retail store locations.  All such entities were under common control and ownership prior to the purchase. The Company also assumed various operating leases with minimum payments as follows for the fiscal years ending September 30.

2008 (6 months)	$258,000
2009	445,000
2010	318,000
2011	204,000
2012	133,000
Thereafter	82,000
$1,440,000

In order to measure and allocate the purchase price of the Team business acquisition, the Company engaged a third-party valuation firm to estimate the fair value of the assets acquired and liabilities assumed. The purchase price and purchase price allocation are summarized as follows:

Cash	$1,572,000
Restricted common stock issued ($0.86 per share less 8% marketability discount)	1,613,000
10% Senior Convertible Debt	1,472,000
Acquisition costs incurred by the Company	605,000
Liabilities assumed by the Company	44,000
Total purchase consideration	5,306,000

Allocated to:

Property and equipment	700,000
Prepaid expenses and deposits	101,000
Noncompete agreement	470,000
Trademark portfolio	60,000
Liabilities assumed	(44,000)

Excess of purchase price over allocation to identifiable assets and liabilities (goodwill)	$4,019,000

The principal reason that the Company agreed to pay a purchase price for Team in excess of its recorded net assets was to acquire an established revenue stream.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

7.    ACQUISITIONS (Continued)

Zoots Corporation

On March 24, 2008, the Company completed the acquisition of certain assets of Zoots Corporation (“Zoots”) in a purchase business combination with the payment of cash of $765,000 and the issuance of a short-term note payable for $975,000.  The assets acquired consist of eleven  retail store locations and a centralized processing plant.  As discussed above in Note 3, in order to finance the acquisition,  the Company issued a secured convertible note in the initial principal amount of $1,725,000 to Setal 2, LLC, which is secured by a first priority lien over all of Zoots assets acquired. The Company also assumed various non-cancellable operating leases with minimum payments as follows for the fiscal years ending September 30.

2008	$389,000
2009	778,000
2010	528,000
2011	330,000
2012	195,000
Thereafter	150,000
$2,370,000

The purchase price and purchase price allocation are preliminary pending completion of a third party valuation report and can be summarized as follows:

Cash	$765,000
Security deposits and other	163,000
Acquisition costs incurred by the Company	88,000
Short-term note payable	975,000
Total purchase consideration	1,991,000

Allocated to:

Property and equipment	1,186,000
Security deposits and other	163,000

Excess of purchase price over allocation to identifiable assets and liabilities (goodwill)	$642,000

The principal reason that the Company agreed to pay a purchase price for Zoots in excess of its recorded net assets was to acquire an established revenue stream. Such excess is expected to be allocated entirely to goodwill in the final purchase price allocation.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

7.    ACQUISITIONS (Continued)

 Certain pro forma financial information of the Company is presented below, based on the assumption that the two acquisitions above occurred at the beginning of the earliest period presented.

	Consolidated Pro Forma Financial Information (unaudited) (in thousands)
	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Net Sales	$5,059	$6,134	$10,434	$10,375

Net Loss	$(3,312)	$(2,523)	$(5,929)	$(4,964)

Basic and diluted loss per common share	$(0.16)	$(0.13)	$(0.27)	$(0.26)

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

8.  SUBSEQUENT EVENTS

Effective April 28, 2008, in connection with her appointment as the Company’s new Chief Operating Officer, the Company entered into an employment agreement with Deborah Rechnitz for a twenty-month term.  The employment agreement provides for a base annual salary of $240,000.  Furthermore, Ms. Rechnitz currently has option agreements covering 150,000 shares. The Company agreed to issue Ms Rechnitz fully vested options to purchase 250,000 shares of the Company’s common stock, which options will be evidenced by a stock option agreement approved by the Board of Directors. The first 100,000 options shall be exercisable at $2.00 per share. The next 100,000 shall be exercisable at $3.00 per share. The final 50,000 shall be exercisable at $4.00 per share. The options shall lapse five years after their granting.

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

Description of Business

The Company

US Dry Cleaning Corporation (“USDC”) was formed in July 2005 and completed a “reverse merger” with a public shell company in December 2005. In August 2005, USDC purchased Steam Press Holdings, Inc. (“Steam Press”), and Coachella Valley Retail, LLC (“CVR”), respectively, in stock-for-stock type transactions. The Company subsequently completed acquisitions of Cleaners Club, Inc. (“CCI”) in February 2007, Team Enterprises, Inc. and Affiliates (“USDC Fresno”) in February 2008, and certain assets of Zoots Corporation (“USDC Portsmouth”) in March 2008. USDC, Steam Press, CVR, CCI, USDC Fresno, and USDC Portsmouth are hereinafter collectively referred to as the “Company.”

Steam Press does business as Young Laundry & Dry Cleaning (“Young”) in Honolulu, Hawaii. Young was founded in 1902 and operates thirteen retail laundry and dry cleaning stores, in addition to providing hotel and other commercial laundry and dry cleaning services. CVR was founded in 2004 and operates two retail laundry and dry cleaning stores under several names in the Palm Springs, California area.  CCI owns and operates eleven retail stores and a centralized processing plant in the Riverside, California area. USDC Fresno owns and operates nineteen retail stores in the Fresno, California area and USDC Portsmouth owns and operates eleven retail stores and a centralized processing plant in the Portsmouth, Virginia area.

Competition

The Company operates in an industry that is subject to intense competition. A handful of markets are dominated by large, well-capitalized operators who have implemented a model similar to USDC’s vision: serving multiple locations with centralized, large capacity production facilities. Smaller players are finding it more difficult to retain market share due to higher overall operating costs and constraints. The Company believes that its strategy of centralized operations, consolidation, and public corporate structure is unique in the dry cleaning industry. However, there can be no assurance that other enterprises will not seek to acquire a significant number of dry cleaning operations in markets in which the Company currently operates or will prospectively operate.

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

Major Customers

At March 31, 2008 and 2007, one customer accounted for approximately 12% and 15% of gross accounts receivable, respectively. For the three months ended March 31, 2007, one customer accounted for approximately 11% of net sales. For the three months ended March 31, 2008 no customer accounted for more than 10% of net sales.

Business Acquisitions

On February 15, 2007, 100% of CCI’s authorized, issued and outstanding common stock was acquired in a merger with USDC. The acquired shares were converted into 780,000 shares of $0.001 par value common stock of USDC immediately prior to the merger. The Company’s management has estimated the fair value of the 780,000 common shares given at $1.85 per share (the estimated fair value of the Company’s common stock) for a stock purchase price consideration of $1,443,000.  Additionally, the Company issued fully vested stock options valued at approximately $203,000, cash of $100,000 and incurred approximately $282,000 in acquisition related costs for a total purchase price consideration of approximately $2,028,000.

On February 14, 2008, the Company completed the acquisition of certain assets and liabilities of Team in a purchase business combination by issuing 2,044,667 shares of its restricted common stock, paying cash of $1,572,000, issuing senior debt of $1,472,000, and the assumption of $44,000 in liabilities.  Team consists of four corporations made up of nineteen retail store locations.  All such entities were under common control and ownership prior to the purchase.

On March 24, 2008, the Company completed the acquisition of certain assets of Zoots in a purchase business combination with the payment of cash of $765,000 and the issuance of a short-term note payable for $975,000.  The assets acquired consist of eleven retail store locations and a centralized processing plant.  As discussed above in Note 3, in order to finance the acquisition,  the Company issued a secured convertible note in the initial principal amount of $1,725,000 to Setal 2, LLC, which is secured by a first priority lien over all of Zoots assets acquired.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Revenues

 Net sales are approximately $2,876,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 of approximately $2,026,000. This reflects an increase of approximately $850,000 or 42% increase in revenues. The increase consisted of approximately $180,000 from existing operations and $670,000 from our recent acquisitions.

Cost of Sales

 Our cost of sales is approximately $1,329,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 of approximately $1,014,000, an increase of approximately $315,000. Cost of sales as a percentage to revenues is 46% and 50% for the three months ended March 31, 2008 and 2007, respectively. Our cost of sales consists of supplies, labor and facilities to process laundry and dry cleaning products.  The increase in cost of sales was a result from our recent acquisitions.

Gross Profit

Gross profit increased approximately $535,000 to approximately $1,547,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 of approximately $1,012,000. Gross profit as a percentage of revenue increased by 4% from 50% for the three months ended March 31, 2007,  to 54% for the three months ended March 31, 2008.

Operating Expenses

Operating expenses for the three months ended March 31, 2008 are approximately $3,935,000 compared to the three months ended March 31, 2007 of approximately $2,451,000, an increase of approximately $1,484,000.

Our delivery, store and selling expenses for the three months ended March 31, 2008 were approximately $1,463,000 compared to the three months ended March 31, 2007 of approximately $831,000. These expenses are primarily related to store rents and delivery costs.  The increase of $632,000 is primarily attributable to additional stores acquired.

 Our administrative expenses for the three months ended March 31, 2008 were approximately $2,353,000 compared to the three months ended March 31, 2007 of approximately $1,547,000, an increase of approximately $806,000. These expenses are primarily related to management, legal and professional fees related to our recent acquisition.

  Net Results of Operations

Our operating loss was approximately $2,388,000 for the three months ended March 31, 2008 and approximately $1,439,000 for the three months ended March 31, 2007.

Other Expenses

Interest expense for the three months ended March 31, 2008 was approximately $258,000 compared to approximately $518,000 for the three months ended March 31, 2007, a decrease of approximately $260,000. This is related to the amortization of debt discounts against convertible notes payable issued in December 2006 in which no such expenses were incurred during the six months ended March 31, 2008.

Net Results

  We are reporting a net loss of approximately $2,679,000 or $0.15 per common share for the three months ended March 31, 2008 compared to a net loss of approximately $2,251,000 or $0.13 per common share for the three months ended March 31, 2007. This includes legal, audit, consulting and administrative expenses directly related towards capitalization of the Company.

Results of Operations for the Six Months Ended March 31, 2008 and 2007

Revenues

 Net sales were approximately $5,246,000 for the six months ended March 31, 2008 compared to the six months ended March 31, 2007 of approximately $3,627,000, an increase of approximately $1,619,000. This reflects a 44% increase in revenues. The increase consisted of approximately $1,529,000 from existing operations and approximately $2,098,000 from our recent acquisitions.

Cost of Sales

 Our cost of sales is approximately $2,510,000 for the six months ended March 31, 2008 an increase of approximately $647,000 compared to the six months ended March 31, 2007 of approximately $1,863,000. Cost of sales as a percentage to revenues is 47% and 51% for the six months ended March 31, 2008 and 2007, respectively. Our cost of sales consists of supplies, labor and facilities to process laundry and dry cleaning products.  The increase in cost of sales was a result from our recent acquisition.

Gross Profit

Gross profit increased approximately $972,000 to approximately $2,737,000 for the six months ended March 31, 2008 compared to the six months ended March 31, 2007 of approximately $1,765,000. Gross profit as a percentage of revenue increased 3% or 52% and 49% for the six months ended March 31, 2008 and 2007, respectively.

Operating Expenses

Operating expenses for the six months ended March 31, 2008 are approximately $6,690,000 compared to the six months ended March 31, 2007 of approximately $4,620,000, an increase of approximately $2,070,000.

Our delivery, store and selling expenses for the six months ended March 31, 2008 were approximately $2,602,000 compared to the six months ended March 31, 2007 of approximately $1,546,000. These expenses are primarily related to store rents and delivery costs.  The increase of $1,056,000 is primarily attributable to additional stores acquired.

Our administrative expenses for the six months ended March 31, 2008 were approximately $3,863,000 compared to the six months ended March 31, 2007 of approximately $2,923,000, an increase of approximately $940,000. These expenses are primarily related to management and professional fees. Our management costs are directly related to supporting a public company and legal fees related to our recent acquisition.

Net Results of Operations

Our operating loss is approximately $3,953,000 for the six months ended March 31, 2008 and approximately $2,855,000 for the six months ended March 31, 2007.

Other Expenses

Interest expense for the six months ended March 31, 2008 was approximately $575,000 compared to approximately $611,000 for the six months ended March 31, 2007.  This is related to the amortization of debt discounts against convertible notes payable issued in December 2006 in which no such expenses were incurred during the six months ended March 31, 2008.

Net Results

We are reporting a net loss of approximately $4,539,000 or $0.23 per common share for the six months ended March 31, 2008 compared to a net loss of approximately $3,789,000 or $0.22 per common share for the six months ended March 31, 2007. This includes legal, audit, consulting and administrative expenses directly related to our recent acquisition.

 Liquidity and Capital Resources

Total assets increased by approximately $5,009,000 from $11,346,000 as of March 31, 2007 to $16,355,000 as of March 31, 2008. The increase is primarily due to an increase in goodwill of approximately $2,473,000 related to our recent acquisition; property and equipment of approximately $2,053,000; and intangible assets of $650,000.

Total liabilities increased by approximately $8,177,000 from approximately $6,316,000 as of March 31, 2007 to approximately $14,493,000 as of March 31, 2008. This is primarily due to an increase in convertible notes payable of approximately $6,342,000; increase in accounts payable of approximately $962,000.

Our operating activities used approximately $3,884,000 in cash during the six months ended March 31, 2008. Our net loss of approximately $4,539,000 was the primary component of our negative operating cash flow. This net loss was offset by a number of non-cash items totaling approximately $398,000. These include depreciation, amortization, bad debt expense and the issuance of stock for compensation and services and debt discount amortization in addition to the growth in payables of approximately $619,000. Operating activities used approximately $1,659,000 in cash during the six months ended March 31, 2007. Our net loss of approximately $3,789,000 was the primary component of our negative operating cash flow. This net loss was offset by a number of non-cash items totaling approximately $1,110,000. These include depreciation, amortization, bad debt expense, issuance of stock for compensation and services and debt discount amortization in addition to the growth in accounts payable and other expenses of approximately $949,000.

Cash used in investing activities during the six months ended March 31, 2008 consisted of approximately $2,589,000 used primarily for the recent acquisitions totaling approximately $3,042,000, offset by a decrease in deferred acquisition cost of $458,000 as compared to approximately $748,000 for the six months ended March 31, 2007 primarily for the deferred acquisition cost for the projects in process.

Cash flows from financing activities were approximately $5,328,000 for the six months ended March 31, 2008 which primarily consisted of approximately $5,458,000 in net proceeds from the issuance of convertible debentures; $571,000 in proceeds from issuance of common stock; and issuance of notes payable of approximately $800,000; offset by repayments on notes payable, capital leases and prepaid financing costs of approximately $1,500,000.  Cash flows from financing activities were approximately $1,334,000 for the six months ended March 31, 2007 which primarily consisted of approximately $1,800,000 proceeds from issuance of convertible notes payable offset by $605,000 of repayments on notes payable and deferred equity raising cost.

We have a working capital deficit of approximately $3,908,000 as of March 31, 2008. To meet our current working capital requirements, the Company completed a $4,193,000 debt financing during the quarter ended December 31, 2007 and additional debt and equity financings of $7,848,000, during the quarter ended March 31, 2008. However, such financing transactions may be insufficient to fund planned acquisitions, capital expenditures, working capital and other cash requirements.

Going Concern Considerations

The condensed consolidated financial statements included elsewhere herein have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has recurring losses from operations; negative cash flow from operating activities of approximately $3,884,000 for the six months ended March 31, 2008; and negative working capital of approximately $3,908,000 and an accumulated deficit of approximately $23,895,000 at March 31, 2008. The Company’s business plan calls for various business acquisitions, which will require substantial additional capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through debt financing transactions. In connection with such efforts, the Company completed a $4,193,000 debt financing during the quarter ended December 31, 2007 and additional debt financings of $7,848,000 during the quarter ended March 31, 2008.  However, such financing transactions may be insufficient to fund planned acquisitions, capital expenditures, working capital and other cash requirements for the next year. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s services, the Company’s ability to service its customers, the Company’s ability to maintain and expand its customer base, the level of resources required to expand the Company’s marketing and sales organization, and other factors. The Company intends to fund operations through debt and/or equity financing transactions. However, such financing transactions may not be sufficient to fund its planned acquisitions, capital expenditures, working capital, and other cash requirements for the next twelve months.

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

Goodwill and Intangible Assets

Statement of Financial Accounting standard (“SFAS”) No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives.

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

Item 3:    Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are not effective.

The ineffective disclosure controls and procedures are material weakness. The Company intends to address these matters by establishing effective controls over the period-end closing and financial reporting processes. This will require the addition of personnel and the creation of closing protocols for the Company and its subsidiaries as well as the consolidation o all subsidiaries.

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

During the three months ended March 31, 2008, the Company, pursuant to a warrant agreement, issued 434,210 shares of its restricted common stock upon exercise of cashless warrants.

In connection with the acquisition of Team as discussed in Note 7, the Company issued 2,044,667 shares of its restricted common stock in exchange for certain assets and liabilities of Team valued at $0.86 per share (stock price at closing date)  less  an 8% marketability discount having total net value of approximately $1,613,000.

During the three months ended March 31, 2008, the Company issued 792,376 shares of its restricted common stock at prices ranging from $0.60 and $0.75 per share to various investors for cash proceeds totaling $570,650.

During the three months ended March 31, 2008, the Company issued 71,429 shares of its restricted common stock as part a $50,000 conversion of the Series A Convertible Note at a modified conversion rate of $0.70 per share. The initial conversion price was $3.00 per share as discussed in Note 3 above. The change in terms was considered to be not significant.

During the three months ended March 31, 2008, the Company issued 24,331 shares of its restricted common stock in exchange for certain professional services provided to the Company which was valued at $19,224 based on the value of the services provided. Expenses related to this transaction have been included in professional services in the accompanying condensed consolidated statement of operations.

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

U.S. DRY CLEANING CORPORATION

Date: May 20, 2008	By: /S/ ROBERT Y. LEE
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