Form 10QSB
period 2008-06-30
US DRY CLEANING CORP
filed 2008-08-14
CIK 920317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,751,577 common shares as of August 13, 2008.

Transitional Small Business Disclosure Format (check one): [   ] Yes [X] No

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Condensed Consolidated Balance Sheet as of June 30, 2008	F-1

(b)	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2008 and 2007	F-2

(c)	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 and 2007	F-3

(d)	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2008
(UNAUDITED)

ASSETS
Current Assets
Cash	$4,127,852
Accounts receivable, net	443,407
Deferred acquisition costs	164,309
Prepaid expenses and other current assets	350,374
Deferred financing costs	993,524
Total Current Assets	6,079,466
Property and Equipment, net	4,852,123
Non-Current Assets
Deposits	349,650
Goodwill	9,846,665
Intangible assets, net	1,793,884
Total Non-Current Assets	11,990,199
Total	$22,921,788

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,099,039
Accrued liabilities	1,225,195
Capital lease obligations	222,393
Notes payable	1,320,064
Convertible notes payable	280,000
Total Current Liabilities	5,146,691
Long Term Liabilities
Capital lease obligations, net of current portion	209,736
Notes payable, net of current portion	1,101,701
Convertible notes payable, net of current portion	13,719,663
Total Long Term Liabilities	15,031,100
Total Liabilities	20,177,791

Stockholders' Equity
Convertible preferred stock; par value $0.001 per share;
20,000,000 authorized shares;
1,200,000 shares issued and none outstanding; liquidation preference of $2.40 per share	-
Common stock; par value $0.001 per share;
50,000,000 Series B authorized shares; none issued and outstanding	-
Common stock; par value $0.001 per share;
100,000,000 authorized shares; 29,366,577 shares issued and outstanding	29,366
Additional paid-in capital	29,405,078
Stockholder receivable	(766,280)
Accumulated deficit	(25,924,167)
Total Stockholders' Equity	2,753,997
Total Liabilities and Stockholders' Equity	$22,921,788

See accompanying notes to condensed consolidated financial statements.

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	2008	2007	2008	2007
Net Sales	$5,131,563	$2,427,466	$10,377,895	$6,054,794

Cost of Sales	(1,879,021)	(1,252,261)	(4,388,731)	(3,114,901)

Gross Profit	3,252,542	1,175,205	5,989,164	2,939,893

Operating Expenses
Delivery expenses	415,066	205,744	810,526	538,089
Store expenses	1,915,502	720,423	3,771,810	1,623,176
Selling expenses	238,400	153,532	588,746	464,869
Administrative expenses	1,412,721	1,207,497	5,275,878	4,130,718
Depreciation and amortization expenses	241,701	96,112	449,068	245,968
Other	57,379	-	74,412	-
Total Operating Expenses	4,280,769	2,383,308	10,970,440	7,002,820

Operating Loss	(1,028,227)	(1,208,103)	(4,981,276)	(4,062,927)

Other Income (Expense)
Gain on extinguishment of debt	-	-	423,798	-
Interest expense	(896,161)	(744,777)	(1,471,638)	(1,355,920)
Other expenses (income)	(104,623)	137,930	(538,679)	(185,140)
Total Other Expenses	(1,000,784)	(606,847)	(1,586,579)	(1,541,060)

Loss before provisions for income taxes	(2,029,011)	(1,814,950)	(6,567,795)	(5,603,987)
Provision for income taxes	-	-	-	-
Net Loss	$(2,029,011)	$(1,814,950)	$(6,567,795)	$(5,603,987)

Basic and diluted loss per common share	$(0.11)	$(0.10)	$(0.33)	$(0.31)

Basic and diluted weighted average number
of common shares outstanding	18,525,997	17,313,060	19,999,511	17,972,608

See accompanying notes to condensed consolidated financial statements.

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,567,795)	$(5,603,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	449,068	245,968
Amortization of deferred financing costs and consulting fees	24,375	12,187
Bad debt expense	22,543	4,675
Equity instruments issued for compensation and services	650,508	416,070
Gain on debt extinguishment	(423,798)	-
Loss on disposal of assets	4,015
Amortization of debt discounts	969,489	746,660
Changes in operating assets and liabilities:
Accounts receivable	13,846	135,309
Prepaid expenses and other current assets	(246,163)	91,201
Other assets	-	(31,588)
Deposits	(201,693)	-
Accounts payable and accrued expenses	492,348	1,667,863
Liquidated damages	-	(61,125)
Net cash used in operating activities	(4,813,257)	(2,376,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,335,581)	(285,833)
Deferred acquisition costs	396,137	(601,765)
Acquired goodwill and intangibles	(2,284,360)	-
Acquisition of business	-	(98,233)
Net cash used in investing activities	(4,223,804)	(985,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	937,141	475,768
Proceeds from issuance of convertible notes payable	11,457,600	1,800,000
Proceeds from issuance of related party notes payable	-	200,000
Repayments on notes payable	(201,319)	(244,490)
Repayments on related party notes payable	(23,019)	(288,890)
Repayments on convertible notes payable	(295,000)	-
Deferred financing costs	(1,577,284)	-
Repayments on capital lease obligation	(176,621)	(167,464)
Proceeds from issuance of common stock	1,436,051	3,617,192
Proceeds from exercise of warrants	490,000	-
Repayment on line of credit	(500,000)	-
Net cash provided by financing activities	11,547,549	5,392,116

Net increase in cash	2,510,488	2,029,518
Cash at beginning of period	1,617,364	1,414,456
Cash at end of period	$4,127,852	$3,443,974

Cash paid during the period for:
Interest	$91,079	$87,337

See accompanying notes to condensed consolidated financial statements.

US DRY CLEANING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount on convertible notes issued with common stock	$-	$1,478,714
Capital lease additions	$119,177	$87,036
Acquisition of businesses with notes payable	$2,447,000	$-
Shares issued in conjunction with business acquisition	$2,030,374	$-
Acquisition of business	$-	$2,028,000
Conversion of note payable to convertible note	$200,000	$200,000
Conversion of debt to common stock	$365,000	$100,000
Convertible note issued for stockholder receivable	$-	$250,000
Reclassification of accrued expenses to notes payable	$-	$125,000
Debt discount on convertible notes issued with warrants	$1,334,896	$-
Shares issued as collateral in conjunction with debt issuance	$500	$-
Shares issued in conjunction with cashless warrants	$467	$-

See accompanying notes to condensed consolidated financial statements.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

1.    ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company

US Dry Cleaning Corporation (“USDC”, “we”, or “us”) is a retail service provider of laundry and dry cleaning services consisting of sixty retail locations (“stores”) and three processing plants.  The Company’s operations are located in Honolulu, Hawaii, Southern California, Central California, and the mid-east coast.

On June 21, 2008, the Company completed the acquisition of all assets and liabilities of Caesar’s Cleaners, in Honolulu, Hawaii (“Caesar’s”) (see Note 8).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company’s audited consolidated financial statements on Form 10-KSB for the fiscal year ended September 30, 2007 filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company’s financial position as of June 30, 2008, and the results of operations and cash flows for the interim periods presented have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has recurring losses from operations; negative cash flow from operating activities of approximately $4,813,000 for the nine months ended June 30, 2008; working capital of approximately $933,000 and an accumulated deficit of approximately $25,924,000 at June 30, 2008. The Company’s business plan calls for various business acquisitions, which will require substantial additional capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund acquisitions and operations assimilation through debt and equity financing transactions.  In connection with such efforts, the Company completed approximately $14,000,000, net of discount and issuance costs, of debt and equity financing during the nine months ended June 30, 2008 (see Notes 3, 4, and 6) and the Company plans to complete similar debt and equity transactions in the future.  However, such financing transactions may be insufficient to fund planned acquisitions, capital expenditures, working capital and other cash requirements for the next year. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended growth plans or generate positive operating results.

The accompanying condensed consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of USDC and its wholly-owned subsidiaries, Steam Press Holdings, Inc. (“Steam Press”), Coachella Valley Retail, LLC (“CVR”), Cleaners Club, Inc. (“CCI”), USDC Fresno, Inc., formerly Team Enterprises, Inc., (“Team”), USDC Portsmouth, Inc. (“Zoots”), formerly Zoots Corporation, and Caesar’s.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Business Segments

The Company currently operates in one segment, that being the consumer dry cleaning (Specialty Consumer Services) business and is geographically concentrated in Hawaii, Virginia, and California.

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
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties (continued)

Management feels that domestic media have generally sensationalized the perceived hazards of Perc to operators, clients and the environment in general. Perc is a volatile, yet non-flammable, substance that requires precautions and proper handling. However, it has proven safe, effective and completely manageable for years and the Company anticipates that its centralized operations and improvements in all facets of the business will further improve the safety for employees, clients and the environment. The Company will continue to utilize Perc where permitted on a limited interim basis to assure an orderly transition. To the extent that additional investment for environmental compliance may be necessary, the Company does not anticipate any significant financial impact to operations. The Company believes that it complies in all material respects with all relevant rules and regulations pertaining to the use of chemical agents. In the opinion of management, the Company complies in all material respects with all known federal, state, and local legislation pertaining to the use of all chemical agents and will endeavor to ensure that the entire organization proactively remains in compliance with all such statutes and regulations in the future.

Other Concentrations

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions in the United States of America. At June 30, 2008, the Company’s cash balances were in excess of the Federal Deposit Insurance Corporation limit by approximately $3,751,000.

The Company’s credit risk with respect to the accounts receivable is limited due to the credit worthiness of customers and the fact that most of accounts receivable consists of large commercial customers. The Company also performs periodic reviews of collectability and provides an allowance for doubtful accounts receivable when necessary.  Management considers the allowance for doubtful accounts receivable at June 30, 2008 of approximately $23,000 to be adequate.

Cash Restriction

Approximately $3,500,000 of the Company’s cash balance at June 30, 2008 is restricted per the terms of lending agreements for business acquisition use.

Loss per Share

Under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share,"   basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants (using the treasury stock method) and the conversion of the convertible preferred stock and convertible debt (using the if-converted method). At June 30, 2008, 17,342,953 convertible securities and 7,023,978 options and warrants to purchase common stock were excluded from the calculation of diluted loss per share because they were anti-dilutive. At June 30, 2007, 2,195,000 convertible securities and 432,432 options and warrants to purchase common stock were excluded from the calculation of diluted loss per share because they were anti-dilutive.

Reclassification

Certain reclassifications have been made to the June 30, 2007 condensed consolidated financial statements to conform to the June 30, 2008 presentations.

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

  US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

3.   CONVERTIBLE NOTES PAYABLE

During fiscal year 2007, the Company accepted subscriptions from accredited investors for $2,250,000 of its Series A Convertible Debentures. The debentures were sold with a built-in thirty percent (30%) rate of return. For each $100,000 paid to the Company, a total of $130,000 is due to the holder. Additionally, upon issuance, the Company issued 16,666 shares of common stock to the note holder for each $100,000 subscription. The debentures mature in one year from the date issued with no interest. The principal amount of the debentures may be converted into common stock of the Company at a fixed conversion rate of $3.00 per share at the holder’s option at any time. The principal amount of the debentures is secured by all of the Company’s assets and those of its operating subsidiaries, including an assignment of its leasehold interests in its retail facilities. Pursuant to a registration rights agreement, the Company is obligated to register or to file a registration statement for all of the common stock that may be issued upon conversion of the debentures, within 270 days from closing on a “best efforts” basis. Broker or underwriting fees or commissions to be paid in connection with the offer and sale was a maximum of 10% of cash received. The Company recorded $1,800,000 in cash proceeds; debt conversion of $200,000 and a stockholder note receivable of $250,000. Accordingly, 374,985 shares of common stock were issued. During the nine months ended June 30, 2008, approximately $50,000 of Series A Convertible Debenture holder converted their debt to common stock and approximately $1,660,000 of Series A Convertible Debenture holders converted their debt to the newly issued below Notes.  The debt to debt conversion resulted in debt extinguishment accounting under Accounting Principles Board ("APB") No. 26, “Early Extinguishment of Debt,” and Emerging Issues Task Force ("EITF") Issue No. 96-19, “Debtor’s Accounting for a modification or Exchange of Debt Instruments,” and accordingly, the Company recorded a gain on extinguishment of approximately $424,000 in the accompanying condensed consolidated statement of operations for the nine months ended June 30, 2008. During the three months ended June 30, 2008, a cash payment of $195,000 was made to three investors. At June 30, 2008, balance outstanding on the Series A Convertible Debentures was $280,000. The maturity date of all outstanding notes has been subsequently extended through December 2008. Such amount was included in the convertible notes payable in the accompanying condensed consolidated balance sheet.

During the nine months ended June 30, 2008, the Company completed the closing of a private placement of 10% senior secured convertible notes (the “Notes”) to accredited investors, receiving net cash of approximately $2,740,000.  Each Note was issued at a price equal to 90% of its principal amount.  The Notes mature two years after the date of their issuance and bear interest at 10% per annum, payable quarterly in arrears in cash.  Investors may convert their Notes into shares of the Company’s common stock at any time and from time to time on or before the maturity date, at a conversion price of $2.50 per share, subject to adjustment under customary circumstances. The Notes will automatically convert into shares of the Company’s common stock at the conversion price, if the closing bid price for the common stock has traded at more than $5.00 per share for a period of 20 consecutive trading days, provided that, throughout this period, the common stock has been trading on a national securities exchange or National Association of Securities Dealers Automated Quotation System ("NASDAQ") and such conversion shares have been fully registered for resale and are not subject to any lock-up provisions.  At June 30, 2008, the balance outstanding on the notes was $4,450,050, net of discount of $727,259, and was included in convertible notes payable in the accompanying condensed consolidated balance sheet.

  US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

3.   CONVERTIBLE NOTES PAYABLE (Continued)

On February 12, 2008, the Company issued a conventional convertible debt instrument in connection with the Team acquisition (see Note 8) for $1,728,360 which is secured by certain assets of the company and includes first year interest of $144,000. The debt instrument matures two years after the date of issuance and bears interest at 12% per annum, payable in arrears in cash at maturity date.  The holder may convert the debt instrument into shares of the Company’s common stock at any time and from time to time on or before the maturity date, at a conversion price of $0.75 per share, subject to adjustment under customary circumstances. The debt instrument will automatically convert into shares of the Company’s common stock at the conversion price, if the closing bid price for the common stock has traded at more than $5.00 per share for a period of 20 consecutive trading days, provided that, throughout this period, the common stock has been trading on a national securities exchange or NASDAQ and such conversion shares have been fully registered for resale and are not subject to any lock-up provisions.  In connection with this agreement, the Company signed a warrant agreement as disclosed in the options and warrants section below. At June 30, 2008, the balance outstanding was $999,691, net of discount of $728,669, and was included in convertible notes payable in the accompanying condensed consolidated balance sheet.

On February 14, 2008, the Company issued a conventional convertible debt instrument in connection with the Team acquisition (see Note 8), for $1,635,540 which is secured by certain assets of the Company. The debt instrument matures two years after the date of issuance and bears interest at 10% per annum, payable in arrears in cash at maturity date.  The holder may convert the debt instrument into shares of the Company’s common stock at any time and from time to time on or before the maturity date, at a conversion price of $2.50 per share, subject to adjustment under customary circumstances. The debt instrument will automatically convert into shares of the Company’s common stock at the conversion price, if the closing bid price for the common stock has traded at more than $5.00 per share for a period of 20 consecutive trading days, provided that, throughout this period, the common stock has been trading on a national securities exchange or NASDAQ and such conversion shares have been fully registered for resale and are not subject to any lock-up provisions. At June 30, 2008, the balance outstanding was $1,499,483, net of discounts of $136,057, and was included in convertible notes payable in the accompanying condensed consolidated balance sheet.

On March 12, 2008, the Company issued a conventional convertible debt instrument in connection with the Zoots acquisition (see Note 8), for $1,725,000 which is secured by certain assets of the Company. The debt instrument matures eighteen months after the date of issuance and bears interest at 12% per annum with interest only payments of $17,250.  The holder may convert the debt instrument into shares of the Company’s common stock at any time and from time to time on or before the maturity date, at a conversion price of $0.75 per share, subject to adjustment under customary circumstances. The debt instrument will automatically convert into shares of the Company’s common stock at the conversion price, if the closing bid price for the common stock has traded at more than $5.00 per share for a period of 20 consecutive trading days, provided that, throughout this period, the common stock has been trading on a national securities exchange or NASDAQ and such conversion shares have been fully registered for resale and are not subject to any lock-up provisions.  In connection with this agreement, the Company signed a warrant agreement as disclosed in the options and warrants section below. At June 30, 2008, the balance outstanding was $1,143,938, net of discount of $581,062, and was included in convertible notes payable in the accompanying condensed consolidated balance sheet.

On May 28, 2008, the Company issued a conventional convertible debt instrument in connection with the Caesar’s acquisition (see Note 8) for $3,175,000 which is secured by certain assets of the Company and includes first year interest of $300,000. The debt instrument matures two years after the date of issuance and bears interest at 12% per annum with interest only payments of $31,750 commencing on June 28, 2009.  The holder may convert the debt instrument into shares of the Company’s common stock at any time and from time to time on or before the maturity date, at a fixed conversion price of $0.75 per share, subject to adjustment under customary circumstances. In connection with this agreement, the Company signed a warrant agreement as disclosed in the options and warrants section below. At June 30, 2008, the balance outstanding was $2,544,687, net of discount of $630,313, and was included in convertible notes payable in the accompanying condensed consolidated balance sheet.

On June 26, 2008, the Company issued a conventional convertible debt instrument in connection with a specified future acquisition for $1,725,000 which is secured by certain assets of the Company. The debt instrument matures two years after the date of issuance and bears interest at 12% per annum. First month interest of $19,518 is due August 1, 2008 with interest only payments of $17,250 commencing on September 1, 2008. The holder shall have the right to demand payment of the instrument and accrued interest on December 30, 2009 with a thirty day written notice and the right to demand full payment of the instrument if Robert Y. Lee is no longer serving as Chief Executive Officer and board member.  The holder may convert the debt instrument into shares of the Company’s common stock at any time and from time to time on or before the maturity date, at a fixed conversion price of $0.75 per share, subject to adjustment under customary circumstances. In connection with this agreement, the Company signed a warrant agreement as disclosed in the options and warrants section below. At June 30, 2008, the balance outstanding was $1,303,527, net of discount of $421,473, and was included in convertible notes payable in the accompanying condensed consolidated balance sheet.

On June 26, 2008, the Company issued a conventional convertible debt instrument in connection with a specified future acquisition for $2,540,000 which is secured by certain assets of the Company and includes the first year interest of $240,000. The debt instrument matures two years after the date of issuance and bears interest at 12% per annum with interest only payments of $25,400 commencing on July 26, 2009. The holder shall have the right to demand payment of the instrument and accrued interest on December 30, 2009 with a thirty day written notice and the right to demand full payment of the instrument if Robert Y. Lee is no longer serving as Chief Executive Officer and board member.   The holder may convert the debt instrument into shares of the Company’s common stock at any time and from time to time on or before the maturity date, at a fixed conversion price of $0.75 per share, subject to adjustment under customary circumstances. In connection with this agreement, the Company signed a warrant agreement as disclosed in the options and warrants section below. At June 30, 2008, the balance outstanding was $1,778,287, net of discount of $761,713, and was included in convertible notes payable in the accompanying condensed consolidated balance sheet.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

3.   CONVERTIBLE NOTES PAYABLE (continued)

During the nine months ended June 30, 2008, the Company recorded approximately $969,000 of debt discount amortization expense related to convertible notes payable and was included in interest expense in the accompanying condensed consolidated statements of operations.

4.  NOTES PAYABLE

During February 2008, the Company entered into an eighteen month financing agreement with an unrelated party in the amount of $800,000 that bears interest at 14% per annum. The first monthly payment of approximately $25,000 is due on March 12, 2009 and a final payment of $781,894 is due at the end of the term.  The obligation of the Company under this financing agreement is secured by certain equipment of the Company.  As of June 30, 2008, no payments have been made.  Therefore, the balance outstanding is $800,000.

On March 24, 2008, the Company entered into a debt agreement in connection with the acquisition of Zoots Corporation (see Note 8) for $975,000 at interest rate of 10% per annum, which matures on September 24, 2008 and is secured by certain assets of the Company. Interest payments shall be payable in arrears at the end of each two-month period from the issuance date of the note.  As of June 30, 2008, no payments have been made.  Therefore, the balance outstanding is $975,000.

The Company has a line of credit with a financial institution in the maximum amount of $1,100,000 and bearing interest at 7.15%. All outstanding borrowings were fully paid off during the quarter ended March 31, 2008.

On June 21, 2008, the Company entered into a secured promissory note in connection with the acquisition of Caesar’s Cleaners (see Note 8) in the amount of $77,142 that bears interest of 15% payable monthly.  As of June 30, 2008, no payments have been made.  Therefore, the balance outstanding is $77,142.

Various other debt obligation totaling approximately $570,000, which consisted of approximately $190,000 to related parties was outstanding at June 30, 2008 and was included in notes payable in the accompanying condensed consolidated balance sheet.

5.  OTHER RELATED PARTY TRANSACTIONS

The Company rents office space located at 125 E. Tahquitz Canyon Way in Palm Springs, California on a month-to-month basis from Transactional Marketing Partners, a company owned by former director Earl Greenburg. The rent is $3,700 per month all inclusive.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

6.  EQUITY TRANSACTIONS

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

During the nine months ended June 30, 2007, the Company, pursuant to the terms of the Series A Convertible Debentures as disclosed in Note 3 above, issued 374,985 shares of restricted common stock valued at $803,714 using Black-Scholes pricing model.

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

During the three months ended March 31, 2008, the Company issued 500,000 shares of its restricted common stock and is currently being held in escrow as collateral to a certain note payable (see Note 3).

In connection with the acquisition of Team as discussed in Note 8, the Company issued 2,044,667 shares of its restricted common stock in exchange for certain assets and liabilities of Team valued at $0.86 per share (stock price at closing date) less an 8% marketability discount having total net value of approximately $1,613,000.

During the three months ended March 31, 2008, the Company issued 792,376 shares of its restricted common stock at prices ranging from $0.60 and $0.75 per share to various investors for cash proceeds totaling $570,650.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

6.  EQUITY TRANSACTIONS (continued)

Common Stock (continued)

During the three months ended March 31, 2008, the Company issued 71,429 shares of its restricted common stock as part a $50,000 conversion of the Series A Convertible Note at a modified conversion rate of $0.70 per share. The initial conversion price was $3.00 per share as discussed in Note 3 above. The change in terms was considered to be not significant.

During the three months ended March 31, 2008, the Company issued 24,331 shares of its restricted common stock in exchange for certain professional services provided to the Company which were valued at $19,224 based on the value of the services provided. Expenses related to this transaction have been included in professional services in the accompanying condensed consolidated statements of operations.

During the three months ended June 30, 2008, the Company issued 10,000 shares of its restricted common stock in exchange for certain professional services provided to the Company which were valued at $7,200. Expenses related to this transaction have been included in administrative expenses in the accompanying condensed consolidated statements of operations.

During the three months ended June 30, 2008, the Company issued 500,000 shares of its restricted common stock in exchange for certain professional services provided to the Company which were valued at $330,000 based on the value of the services provided.

In connection with the acquisition of Caesar’s Cleaners as discussed in Note 8, the Company issued 466,667 shares of restricted common stock in exchange for all assets and liabilities of Caesar’s Cleaners valued at $0.80 per share (stock price at closing) having total value of approximately $373,000.

During the three months ended June 30, 2008, the Company received $865,400 in cash from various investors in exchange for 1,236,286 shares of the Company’s common stock and 618,143 warrants with exercise price of $0.70 per share expiring 5 years from issuance.

During the three months ended June 30, 2008, the Company issued 367,605 shares of the Company’s common stock at $0.80 per share in exchange for professional services provided to the Company which were valued at $294,084.

During the three months ended June 30, 2008, five investors exercised their warrants to purchase 140,000 shares of the Company’s common stock at $3.50 per share for total cash proceeds of $490,000. The company issued 810,600 shares of its common stock to these investors as an incentive to exercise early.

The transactions described above constituted an exempt offering under Section 4(2) of the Securities Act.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

6.  EQUITY TRANSACTIONS (Continued)

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

During the quarter ended March 31, 2007, the Company issued 100,000 warrants to a consultant for professional services at an exercise price of $3.50 per share. The fair value of the transaction using the Black-Scholes pricing model of $65,000 was recorded as deferred consulting fees and presented as an offset to additional paid-in capital. Such amount is being amortized to expense over the two year term of the consulting agreement.

During the quarter ended March 31, 2007, the Company issued 50,000 warrants to a consultant for professional services in conjunction with the recent acquisition at an exercise price of $3.50 per share. The Company included the fair value of the warrants using the Black-Scholes pricing model in the amount of $32,250 as part of the purchase price consideration for Cleaners Club acquisition.

During the quarter ended March 31, 2007, the Company granted 400,000 options (outside of a stock option plan) to the seller of CCI in accordance with the related employment agreement with the Company at exercise prices ranging from $3.50 to $10.00 per share. The Company included the fair value of the options using the Black-Scholes pricing model in the amount of $171,000 as part of the purchase price consideration for Cleaners Club acquisition.

For the transaction noted above where the fair market value of options and warrants was calculated using the Black-Scholes pricing model, the following assumptions were used: risk free interest rate of 4.5%, estimated volatility of 55%, expected life of 5 years, and no expected dividend yield.

During the quarter ended December 31, 2007, there was no significant activity in options and warrants.

During the quarter ended March 31, 2008, the Company issued 1,545,000 warrants to investors of conventional convertible debt instruments as discussed in Note 3 in accordance with warrant agreements at an exercise price of $0.75 per share. The Company included the fair value of the warrants using the Black-Scholes pricing model as part of the debt discount netted against the face value of the debt instrument.  The following assumptions were used to calculate the fair value of such warrants:  risk free interest rate 1.82%, estimated volatility of 55%, expected life of 5 years, and no expected dividend yield.

During the quarter ended March 31, 2008, there were no options granted.

During the quarter ended June 30, 2008, the Company issued 618,143 warrants to investors in connection with the sale of the Company's common stock as discussed above and in accordance with warrant agreements at an exercise price of $0.70 per share. The following assumptions were used to calculate the fair value of such warrants:  risk free interest rate 1.47%, volatility of 337%, expected life of 5 years, and no expected dividend yield.

During the quarter ended June 30, 2008, the Company issued 2,000,000 warrants in connection with the issuance of convertible notes payable as discussed in Note 3 to investors in accordance with warrant agreements at an exercise price of $0.75 per share. The following assumptions were used to calculate the fair value of such warrants: risk free interest rate 2.11%, volatility of 337%, expected life of 5 years, and no expected dividend yield.

During the quarter ended June 30, 2008, there were no options granted.

A summary of option and warrant activities during the nine months ended June 30, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants/Options	Price	Life in Years
Oustanding, September 30, 2007	3,500,836	3.38
Granted	4,163,145	0.75
Exercised	(640,000)	-
Cancelled/Forfeited	-	-

Oustanding, June 30, 2008	7,023,981	$2.10	4.25

Option and warrants exercisable, June 30, 2008	7,023,981	$2.10	4.25

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

7.  COMMITMENTS AND CONTINGENCIES

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

Subsequent to June 30, 2008, the Company became involved in lawsuits and disputes with two parties, actions involving allegations of breach of contract which are incidental to the ordinary operations of the business. Management believes that the ultimate outcome of these proceedings would not have a material adverse effect on the Company's financial position or results of operations.

Leases

The Company leases corporate office space in Newport Beach, California for approximately $7,400 per month expiring in November 2009. Additionally, the Company assumed various operating leases as a result of the acquisitions of Team, Zoots and Caesar's (see Note 8).

8.    ACQUISITIONS

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

2008 (3 months)	$129,000
2009	222,500
2010	159,000
2011	102,000
2012	66,500
Thereafter	41,000
$720,000

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

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

8.    ACQUISITIONS (continued)

Zoots Corporation

On March 24, 2008, the Company completed the acquisition of certain assets of Zoots Corporation (“Zoots”) in a purchase business combination with the payment of cash of $764,949 and the issuance of a short-term note payable for $975,000.  The assets acquired consist of eleven retail store locations and a centralized processing plant. As discussed above in Note 3, in order to finance the acquisition,  the Company issued a secured convertible note in the initial principal amount of $1,725,000 to Setal 2, LLC, which is secured by a first priority lien over all of Zoots assets acquired. The Company also assumed various non-cancellable operating leases with minimum payments as follows for the fiscal years ending September 30.

2008 (3 months)	$194,500
2009	389,000
2010	264,000
2011	165,000
2012	97,500
Thereafter	75,000
$1,185,000

During the three months ended June 30, 2008, the Company completed its purchase price allocation based in part on a third-party valuation analysis performed and re-allocated the Zoots purchase price. The purchase price and purchase price allocation are:

Cash	$764,949
Security deposits and other	187,471
Acquisition costs incurred by the Company	101,285
Short-term note payable	975,000
Liabilities assumed by the Company	145,374
Total purchase consideration	2,174,079

Allocated to:

Property and equipment	1,684,453
Intangible assets (principally trade name)	635,000
Liabilities assumed	(145,374)
Excess of purchase price over allocation to identifiable assets and liabilities (goodwill)	$-

The primary effect of the re-allocation was to increase property and equipment by $498,453 , increase intangible assets by $635,000, and reduce goodwill by $642,000.

US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

8.    ACQUISITIONS (continued)

Caesar’s Cleaners

On June 21, 2008, the Company completed the acquisition of all assets and liabilities of Caesar’s Cleaners in a purchase business combination by issuing 466,667 shares of its restricted common stock, paying cash of $984,113, and issuing a secured promissory note of $77,142.  Caesar’s stores made up of four retail store locations.   The Company also assumed various operating leases with minimum payments as follows for the fiscal years ending September 30.

2008 (3 months)	$89,500
2009	182,500
2010	136,000
2011	133,000
2012	114,500
Thereafter	114,500
$720,000

The purchase price and purchase price allocation are summarized as follows:

Cash	$984,113
Restricted common stock issued at $0.80 per share	373,334
Acquisition costs incurred by the Company	74,230
Secured Promissory Note	77,142
Liabilities assumed by the Company	56,333
Total purchase consideration	1,565,152

Allocated to:

Property and equipment	956,333
Intangible assets (primarily licenses and non-compete agreements)	200,000
Liabilities assumed	(56,333)
Excess of purchase price over allocation to identifiable assets and liabilities (goodwill)	$465,152

The principal reason that the Company agreed to pay a purchase price for Caesar’s in excess of its recorded net assets was to acquire an established revenue stream and a larger market share in Hawaii.

 US DRY CLEANING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

8.    ACQUISITIONS (Continued)

 Certain pro forma financial information of the Company is presented below, based on the assumption that the three acquisitions above occurred at the beginning of the earliest period presented.

	Consolidated Pro Forma Financial Information (unaudited) (in thousands)
	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net Sales	$7,515	$6,381	$17,619	$17,989

Net Loss	$(2,718)	$(2,258)	$(8,444)	$(7,533)

Basic and diluted loss per common share	$(0.13)	$(0.12)	$(0.38)	$(0.37)

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

Description of Business

The Company

US Dry Cleaning Corporation (“USDC”) was formed in July 2005 and completed a “reverse merger” with a public shell company in December 2005. In August 2005, USDC purchased Steam Press Holdings, Inc. (“Steam Press”), and Coachella Valley Retail, LLC (“CVR”), respectively, in stock-for-stock type transactions. The Company subsequently completed acquisitions of Cleaners Club, Inc. (“CCI”) in February 2007, Team Enterprises, Inc. and Affiliates (“USDC Fresno”) in February 2008, and certain assets of Zoots Corporation (“USDC Portsmouth”) in March 2008.  In June 2008, Steam Press expanded its operations by completing the acquisition of all assets and liabilities of Caesar’s Cleaners ("Caesar's"). USDC, Steam Press, CVR, CCI, USDC Fresno, USDC Portsmouth and Caesar's are hereinafter collectively referred to as the “Company.”

Steam Press does business as Young Laundry & Dry Cleaning (“Young”) in Honolulu, Hawaii. Young was founded in 1902 and operates thirteen retail laundry and dry cleaning stores, in addition to providing hotel and other commercial laundry and dry cleaning services. CVR was founded in 2004 and operates two retail laundry and dry cleaning stores under several names in the Palm Springs, California area.  CCI owns and operates eleven retail stores and a centralized processing plant in the Riverside, California area. USDC Fresno owns and operates nineteen retail stores in the Fresno, California area and USDC Portsmouth owns and operates eleven retail stores and a centralized processing plant in the Portsmouth, Virginia area, and Caesar's operates four stores in the Honolulu, Hawaii area.

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

Major Customers

At June 30, 2008 and 2007, one customer accounted for approximately 14% and 15% of gross accounts receivable, respectively. For the three months ended June 30, 2007, one customer accounted for approximately 15% of net sales. For the three and nine months ended June 30, 2008 no customer accounted for more than 10% of net sales.

Business Acquisitions

On February 15, 2007, 100% of CCI’s authorized; issued and outstanding common stock was acquired in a merger with USDC. The acquired shares were converted into 780,000 shares of $0.001 par value common stock of USDC immediately prior to the merger. The Company’s management has estimated the fair value of the 780,000 common shares given at $1.85 per share (the estimated fair value of the Company’s common stock) for a stock purchase price consideration of $1,443,000.  Additionally, the Company issued fully vested stock options valued at approximately $203,000, cash of $100,000 and incurred approximately $282,000 in acquisition related costs for a total purchase price consideration of approximately $2,028,000.

On February 14, 2008, the Company completed the acquisition of certain assets and liabilities of Team in a purchase business combination by issuing 2,044,667 shares of its restricted common stock valued at $1,613,000 ($0.86 per share less 8% marketability discount), paying cash of $1,572,000, issuing senior debt of $1,472,000, and the assumption of $44,000 in liabilities.  Team consists of four corporations made up of nineteen retail store locations.  All such entities were under common control and ownership prior to the purchase.

On March 24, 2008, the Company completed the acquisition of certain assets of Zoots in a purchase business combination with the payment of cash of $764,949, payment in cash for security deposits of $187,471, the issuance of a short-term note payable for $975,000 and assumption of $145,374 in liabilities.  The assets acquired consist of eleven retail store locations and a centralized processing plant.  As discussed above in Note 3, in order to finance the acquisition, the Company issued a secured convertible note in the initial principal amount of $1,725,000 to Setal 2, LLC, which is secured by a first priority lien over all of Zoots assets acquired.

On June 21, 2008, the Company completed the acquisition of assets and liabilities of Caesar’s Cleaners in a purchase business combination by issuing 466,667 shares of restricted common stock valued at $373,334, paying cash of $984,113, the issuance of a secured promissory note of $77,142 and assumption of $56,333 in liabilities. The assets acquired consist of four retail store locations.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Revenues

Net sales were approximately $5,132,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 of approximately $2,427,000. This reflects an increase of approximately $2,705,000 or 112% increase in revenues. The increase consisted primarily of additional revenues generated from recent acquisitions.

Cost of Sales

Our cost of sales is approximately $1,879,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 of approximately $1,252,000, an increase of approximately $627,000. Cost of sales as a percentage to revenues is 37% and 52% for the three months ended June 30, 2008 and 2007, respectively. Our cost of sales consists of supplies, labor and facilities to process laundry and dry cleaning products. The improvement was due to increased efficiencies at our processing plants, economies of scale due to our recent acquisitions and better bargaining power with our suppliers.

Gross Profit

Gross profit increased approximately $2,078,000 to approximately $3,253,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 of approximately $1,175,000. Gross profit as a percentage of revenue increased by 15% from 48% for the three months ended June 30, 2007 to 63% for the three months ended June 30, 2008. The improvement can be attributed to the preceding paragraph

Operating Expenses

Operating expenses for the three months ended June 30, 2008 are approximately $4,281,000 compared to the three months ended June 30, 2007 of approximately $2,383,000, an increase of approximately $1,898,000.

Our delivery, store and selling expenses for the three months ended June 30, 2008 were approximately $2,569,000 compared to the three months ended June 30, 2007 of approximately $1,080,000. These expenses are primarily related to store rents and delivery costs.  The increase of $1,489,000 is primarily attributable to additional stores acquired.

Our administrative expenses for the three months ended June 30, 2008 were approximately $1,413,000 compared to the three months ended June 30, 2007 of approximately $1,207,000, an increase of approximately $206,000. These expenses are primarily related to management, legal and professional fees related to our recent acquisition. Our administrative expenses decreased as a percentage of sales from 50% in 2007 to 28% in 2008

  Net Results of Operations

Our operating loss was approximately $1,028,000 for the three months ended June 30, 2008 and approximately $1,208,000 for the three months ended June 30, 2007.

Other Expenses

Interest expense for the three months ended June 30, 2008 was approximately $896,000 compared to approximately $745,000 for the three months ended June 30, 2007, an increase of approximately $151,000. This is related to the amortization of debt discounts against convertible notes payable issued in December 2006 through June 30, 2008.

Net Results

  We are reporting a net loss of approximately $2,029,000 or $0.11 per common share for the three months ended June 30, 2008 compared to a net loss of approximately $1,815,000 or $0.10 per common share for the three months ended June 30, 2007. This includes legal, audit, consulting and administrative expenses directly related to the integration of our recent acquisitions.

Results of Operations for the Nine Months Ended June 30, 2008 and 2007

Revenues

 Net sales were approximately $10,378,000 for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 of approximately $6,055,000, an increase of approximately $4,323,000. This reflects a 71% increase in revenues. The increase consisted of approximately $693,000 from existing operations and approximately $630,000 from our recent acquisitions.

Cost of Sales

 Our cost of sales is approximately $4,389,000 for the nine months ended June 30, 2008 an increase of approximately $1,274,000 compared to the nine months ended June 30, 2007 of approximately $3,115,000. Cost of sales as a percentage to revenues is 42% and 51% for the nine months ended June 30, 2008 and 2007, respectively. Our cost of sales consists of supplies, labor and facilities to process laundry and dry cleaning products.  The increase in cost of sales was a result from our recent acquisitions but an overall improvement due to increased efficiencies at our processing plants and economies of scale.

Gross Profit

Gross profit increased approximately $3,049,000 to approximately $5,989,000 for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 of approximately $2,940,000. Gross profit as a percentage of revenue increased 9% from 49% for the nine months ended June 30, 2007 to 58% for the nine months ended June 30, 2008.

Operating Expenses

Operating expenses for the nine months ended June 30, 2008 are approximately $10,970,000 compared to the nine months ended June 30, 2007 of approximately $7,003,000, an increase of approximately $3,967,000.

Our delivery, store and selling expenses for the nine months ended June 30, 2008 were approximately $5,171,000 compared to the nine months ended June 30, 2007 of approximately $2,626,000. These expenses are primarily related to store rents and delivery costs.  The increase of approximately $2,545,000 is primarily attributable to additional stores acquired through our recent acquisitions.

Our administrative expenses for the nine months ended June 30, 2008 were approximately $5,276,000 compared to the nine months ended June 30, 2007 of approximately $4,131,000, an increase of approximately $1,145,000. These expenses are primarily related to management and professional fees. Our management costs are directly related to integrating acquisitions and the cost of being a public company, legal fees related to our recent acquisition and financing fees.

Net Results of Operations

Our operating loss is approximately $4,981,000 for the nine months ended June 30, 2008 and approximately $4,063,000 for the nine months ended June 30, 2007.

Other Expenses

Interest expense for the nine months ended June 30, 2008 was approximately $1,472,000 compared to approximately $1,356,000 for the nine months ended June 30, 2007.  This is related to the amortization of debt discounts against convertible notes payable issued in December 2007 through June 30, 2008.

Net Results

We are reporting a net loss of approximately $6,568,000 or ($0.33)  per common share for the nine months ended June 30, 2008 compared to a net loss of approximately $5,604,000 or ($0.31) per common share for the nine months ended June 30, 2007. This includes legal, audit, consulting and administrative expenses directly related to our recent acquisitions.

Liquidity and Capital Resources

Total assets increased by approximately $12,310,000 from $10,612,000 as of September 30, 2007 to $22,922,000 as of June 30, 2008. The increase is primarily due to an increase in goodwill of approximately $4,484,000; property and equipment of approximately $3,078,000; intangible assets of approximately $1,264,000 and current assets of approximately $3,318,000.  These increases primarily relate to our fiscal 2008 acquisitions.

Total liabilities increased by approximately $13,103,000 from approximately $7,075,000 as of September 30, 2007 to approximately $20,178,000 as of June 30, 2008. This is primarily due to an increase in convertible notes payable of approximately $11,680,000; increase in notes payable of approximately $1,488,000.

Our operating activities used approximately $4,813,000 in cash during the nine months ended June 30, 2008. Our net loss of approximately $6,568,000 was the primary component of our negative operating cash flow. This net loss was offset by a number of non-cash items totaling approximately $1,696,000. These include depreciation, amortization, bad debt expense and the issuance of stock for compensation and services and debt discount amortization.

Cash used in investing activities during the nine months ended June 30, 2008 consisted of approximately $4,224,000 used primarily for the recent acquisitions totaling approximately $4,620,000, offset by a decrease in deferred acquisition cost of $396,000 as compared to approximately $1,835,000 for the year ended September 30, 2007 primarily for the deferred acquisition cost for the projects in process.

Cash flows from financing activities were approximately $11,548,000 for the nine months ended June 30, 2008 which primarily consisted of approximately $11,458,000 in net proceeds from the issuance of convertible debentures; $1,926,000 in proceeds from issuance of common stock; and issuance of notes payable of approximately $937,000; offset by repayments on notes payable, capital leases and prepaid financing costs of approximately $2,773,000.

We have a working capital of approximately $993,000 as of June 30, 2008. To meet our current working capital requirements, the Company completed approximately $17,195,000 debt and equity financing during the nine months ended June 30, 2008. However, such financing transactions may be insufficient to fund planned acquisitions, capital expenditures and other cash requirements.

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has recurring losses from operations; negative cash flow from operating activities of approximately $4,813,000 for the nine months ended June 30, 2008; working capital of approximately $993,000 and an accumulated deficit of approximately $25,924,000 at June 30, 2008. The Company’s business plan calls for various business acquisitions, which will require substantial additional capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund acquisitions and operations assimilations through debt and equity financing transactions. In connection with such efforts, the Company completed approximately $14,000,000, net of discounts and issuance cost, of debt and equity financing during the nine months ended June 30, 2008 (see Notes 3, 4 and 6) and the Company plans to complete similar debt and equity transactions in the future.  However, such financing transactions may be insufficient to fund planned acquisitions, capital expenditures, working capital and other cash requirements for the next year. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended growth plans or generate positive operating results.

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

Purchase Price Allocations for Acquisitions

The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values. We reached our conclusions regarding the estimated fair values assigned to such assets based upon the assistance from third-party valuation firm for significant acquisitions.

Item 3:    Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are not effective.

The ineffective disclosure controls and procedures are a material weakness. The Company intends to address these matters by establishing effective controls over the period-end closing and financial reporting processes. This will require the addition of personnel and the creation of closing protocols for the Company and its subsidiaries as well as the consolidation of all subsidiaries.

As funding becomes available, we plan on remediating the material weaknesses by implementation of new financial reporting systems throughout our operations; adoption of uniform internal controls; and the addition of management personnel to monitor daily organizational activities which will ensure that information is being gathered, reviewed and disclosed at all levels of our company and reported timely in various reports filed or submitted under the Securities Exchange Act.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the acquisition of Caesar’s Cleaners as discussed in Note 8, the Company issued 466,667 shares of restricted common stock in exchange for all assets and liabilities of Caesar’s Cleaners valued at $0.80 per share (stock price at closing) having total value of approximately $373,000.

During the three months ended June 30, 2008, the Company received $865,400 in cash from various investors in exchange for 1,236,286 shares of the Company’s common stock and 618,143 warrants with exercise price of $0.70 per share expiring 5 years from issuance.

During the three months ended June 30, 2008, five investors exercised their warrants to purchase 140,000 shares of the Company’s common stock at $3.50 per share for total cash proceeds of $490,000. The company issued 810,600 shares of its common stock to these investors as an incentive to exercise early.

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

U.S. DRY CLEANING CORPORATION

Date: August 14, 2008	By: /S/ ROBERT Y. LEE
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